Form 10-Q
period 2016-03-31
Randolph Bancorp, Inc.
filed 2016-06-24
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

Commission File Number: 001-37780

Randolph Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	81-1844402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Cabot Place Stoughton, Massachusetts	02072
(Address of principal executive offices)	(Zip Code)

(781) 963-2100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrants has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of June 23, 2016.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RANDOLPH BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(In thousands)

	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$2,835	$2,721
Interest-bearing deposits	2,480	1,925

Total cash and cash equivalents	5,315	4,646

Certificates of deposit	4,675	4,675
Securities available for sale, at fair value	60,735	62,267
Loans held for sale	4,536	2,870
Loans, net of allowance for loan losses of $3,285 and $3,239, respectively	292,693	285,151
Federal Home Loan Bank stock, at cost	2,301	2,728
Accrued interest receivable	1,006	1,065
Mortgage servicing rights	2,653	2,567
Premises and equipment, net	3,258	2,891
Bank-owned life insurance	9,676	9,620
Foreclosed real estate	500	500
Other assets	2,869	4,183

Total assets	$390,217	$383,163

Liabilities and Equity
Deposits:
Non-interest bearing	$39,609	$37,968
Interest bearing	281,176	271,227

Total deposits	320,785	309,195

Federal Home Loan Bank advances	29,444	34,914
Mortgagors’ escrow accounts	1,450	1,445
Post-employment benefit obligations	3,165	3,294
Other liabilities	2,151	1,856

Total liabilities	356,995	350,704

Commitments and contingencies

Equity:
Retained earnings	32,200	32,198
Accumulated other comprehensive income, net of tax	1,022	261

Total equity	33,222	32,459

Total liabilities and equity	$390,217	$383,163

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Interest and dividend income:
Loans	$2,718	$2,452
Securities-taxable	319	397
Securities-tax exempt	96	107
Interest-bearing deposits and certificates of deposit	22	15

Total interest and dividend income	3,155	2,971

Interest expense:
Deposits	314	290
Federal Home Loan Bank advances	61	26

Total interest expense	375	316

Net interest income	2,780	2,655
Provision for loan losses	62	—

Net interest income after provision for loan losses	2,718	2,655

Non-interest income:
Customer service fees	356	366
Net gain on sales of mortgage loans	681	582
Mortgage servicing	100	41
Gain (loss) on sales and calls of securities, net	62	(7)
Increase in cash surrender value of life insurance	56	61
Other	48	2

Total non-interest income	1,303	1,045

Non-interest expenses:
Salaries and employee benefits	2,202	2,202
Occupancy and equipment	394	525
Data processing	255	239
Professional fees	402	211
Marketing	69	87
Foreclosed real estate, net	4	17
FDIC insurance	83	68
Other	607	638

Total non-interest expenses	4,016	3,987

Income (loss) before income taxes	5	(287)

Income tax expense (benefit)	3	(3)

Net income (loss)	$2	$(284)

See accompanying notes to consolidated financial statements

RANDOLPH BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$2	$(284)

Other comprehensive income:
Securities available for sale:
Unrealized holding gains	820	289
Reclassification adjustment for net (gains) losses realized in income	(62)	7

Net unrealized gains	758	296
Related tax effects	—	—

Net-of-tax amount	758	296

Post-retirement benefit plans:
Defined benefit pension plan:
Reclassification adjustment for actuarial losses recognized	—	57

	—	57

Supplemental retirement plan:
Reclassification adjustments:
Actuarial losses	(6)	—
Prior service cost recognized	9	8

	3	8

Net change in post-retirement benefit plans	3	65
Related tax effects	—	—

Net-of-tax amount	3	65

Total other comprehensive income	761	361

Comprehensive income	$763	$77

See accompanying notes to consolidated financial statements

RANDOLPH BANCORP AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Unaudited)

(In thousands)

	Three Months Ended March 31, 2016 and 2015
	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
	(In thousands)
Balance at January 1, 2015	$32,952	$704	$33,656
Net loss	(284)	—	(284)
Other comprehensive income	—	361	361

Balance at March 31, 2015	$32,668	$1,065	$33,733

Balance at December 31, 2015	$32,198	$261	$32,459
Net income	2	—	2
Other comprehensive income	—	761	761

Balance at March 31, 2016	$32,200	$1,022	$33,222

See accompanying notes to consolidated financial statements

RANDOLPH BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$2	$(284)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	62	—
Loans originated for sale	(26,832)	(27,545)
Principal balance of loans sold	25,166	24,107
Net amortization of securities	40	45
Net change in deferred loan costs and fees	34	(7)
Net (gain) loss on sales and calls of securities	(62)	7
Depreciation and amortization	143	183
Increase in cash surrender value of life insurance	(56)	(61)
Net increase in mortgage servicing rights	(86)	(21)
Other, net	535	(14)

Net cash used in operating activities	(1,054)	(3,590)

Cash flows from investing activities:
Purchases of certificates of deposit	—	(735)
Securities available for sale:
Sales	—	318
Calls/maturities	3,365	—
Purchases	(2,000)	(549)
Principal payments on mortgage-backed securities	947	1,340
Loan originations, net of principal repayments	(6,803)	(3,931)
Loans purchased	(836)	(500)
Redemption (purchases) of Federal Home Loan Bank stock	427	(42)
Proceeds from sale of building	1,231	—
Purchases of premises and equipment, net	(510)	(250)

Net cash used in investing activities	(4,179)	(4,349)

See accompanying notes to consolidated financial statements

RANDOLPH BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (concluded)

(In thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from financing activities:
Net increase in deposits	11,590	11,850
Proceeds from Federal Home Loan Bank advances	8,085	9,848
Repayments of Federal Home Loan Bank advances	(13,555)	(12,956)
Net increase in mortgagors’ escrow accounts	5	4
Deferred stock offering costs	(223)	—

Net cash provided by financing activities	5,902	8,746

Net change in cash and cash equivalents	699	807

Cash and cash equivalents at beginning of period	4,646	5,203

Cash and cash equivalents at end of period	$5,315	$6,010

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$374	$314

See accompanying notes to consolidated financial statements

RANDOLPH BANCORP AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2016 and 2015

NOTE 1 – BASIS OF PRESENTATION

Overview

Randolph Bancorp is a Massachusetts-chartered mutual holding company (“Bancorp”) and the parent company of Randolph Savings Bank (the “Bank”) (collectively, the “Company”). The Company provides a variety of financial services to individuals and small businesses through its seven offices in Massachusetts. The Company’s primary deposit products are checking and savings accounts and term certificate accounts, and its primary lending products are residential and commercial mortgage loans. The Company is also actively engaged in mortgage banking activities whereby it originates residential mortgage loans for the purpose of their sale in the secondary mortgage market. Subsequent to sale, these loans are serviced for the underlying investors for a fee.

As more fully discussed in Note 8, the Board of Trustees of Bancorp and the Board of Directors of the Bank jointly adopted a Plan of Conversion (the “Plan”) in January 2016 which was subsequently approved by Bancorp’s Corporators in May 2016. Under the Plan, Bancorp would convert from a mutual to a stock holding company in a series of transactions in which Randolph Bancorp, Inc., a recently formed subsidiary of Bancorp, would be the surviving entity. The Plan requires regulatory approvals and the successful completion of a sale of common stock in a subscription offering to eligible depositors of the Bank and other eligible subscribers and, if necessary, in a community offering to the public.

As more fully described in Note 9, Bancorp entered into a merger agreement in September 2015 under which it would acquire First Eastern Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary First Federal Savings Bank of Boston (“First Federal”) (collectively “First Eastern”) in a transaction to be accounted for as a business combination. First Eastern is actively engaged in the mortgage banking business as an originator, seller and servicer of residential mortgage loans. Under the terms of the merger agreement, Bancorp expects to pay the shareholder of First Eastern approximately $14.0 million. Completion of the transaction is subject to various closing conditions including receipt of regulatory approvals. The merger is expected to be completed shortly after completion of the stock offering set forth in the preceding paragraph.

Basis of Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Bancorp and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying interim financial statements do not include all information required under GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or any other interim period.

For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Prospectus of Randolph Bancorp, Inc. dated May 13, 2016, as filed with the SEC.

NOTE 2 – COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities are reported as a separate component of equity, such items, along with net income (loss), are components of comprehensive income (loss).

NOTE 2 – COMPREHENSIVE INCOME (continued)

The components of accumulated other comprehensive income, included in total equity, are as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Securities available for sale:
Net unrealized gain	$1,644	$886
Tax effect	(423)	(423)

Net-of-tax amount	1,221	463

Supplemental retirement plan
Unrecognized net actuarial loss	(749)	(743)
Unrecognized net prior service credit	607	598

	(142)	(145)
Tax effect	(57)	(57)

Net-of-tax amount	(199)	(202)

Accumulated other comprehensive income	$1,022	$261

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting requirements. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this ASU on its consolidated balance sheet.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2016

Debt securities:
U.S. Government-sponsored enterprises	$5,999	$155	$—	$6,154
Corporate	4,234	95	(12)	4,317
Municipal	14,897	564	(3)	15,458
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	19,128	611	(32)	19,707
U.S. Government-guaranteed	7,167	198	—	7,365
Commercial mortgage-backed securities:
U.S. Government-guaranteed	7,120	77	(14)	7,183

Total debt securities	58,545	1,700	(61)	60,184

Mutual fund	545	6	—	551

Total securities available for sale	$59,090	$1,706	$(61)	$60,735

December 31, 2015

Debt securities:
U.S. Government-sponsored enterprises	$6,886	$159	$(12)	$7,033
Corporate	4,250	78	(48)	4,280
Municipal	15,327	472	(24)	15,775
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	19,742	406	(120)	20,028
U.S. Government-guaranteed	7,276	50	—	7,326
Commercial mortgage-backed securities:
U.S. Government-guaranteed	7,355	33	(108)	7,280

Total debt securities	60,836	1,198	(312)	61,722

Mutual fund	545	—	—	545

Total securities available for sale	$61,381	$1,198	$(312)	$62,267

NOTE 4 – SECURITIES AVAILABLE FOR SALE (continued)

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2016 are presented below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$1,100	$1,101
After 1 year through 5 years	15,661	16,088
After 5 years through 10 years	8,369	8,740

	25,130	25,929
Mortgage-backed securities	33,415	34,255

	$58,545	$60,184

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2016

Debt securities:
Corporate	$—	$—	$(12)	$1,550
Municipal	—	—	(3)	739
Residential mortgage-backed securities:
U.S. Government-sponsored	—	—	(32)	4,062
Commercial mortgage-backed securities:
U.S. Government-guaranteed	—	—	(14)	2,377

Total debt securities	$—	$—	$(61)	$8,728

December 31, 2015

Debt securities:
U.S. Government-sponsored enterprises	$—	$—	$(12)	$1,989
Corporate	—	—	(48)	2,088
Municipal	—	—	(24)	2,185
Residential mortgage-backed securities:
U.S. Government-sponsored	—	—	(120)	5,994
Commercial mortgage-backed securities:
U.S. Government-guaranteed	—	—	(108)	5,062

Total debt securities	$—	$—	$(312)	$17,318

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At March 31, 2016, 14 debt securities have unrealized losses with aggregate depreciation of less than 1% from the Company’s amortized cost basis. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at March 31, 2016. When possible management actively monitors the credit rating of the underlying issuer of the debt security. As of March 31, 2016 management did not identify any securities for which the credit rating has deteriorated since purchase.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio is as follows:

	March 31,	December 31,
	2016	2015
	(In thousands)
Mortgage loans on real estate:
Residential:
One-to-four family	$166,044	$166,483
Home equity loans and lines of credit	33,181	33,259
Commercial	81,827	74,911
Construction	8,391	7,807

	289,443	282,460
Commercial and industrial	1,995	2,040
Consumer	3,286	2,602

Total loans	294,724	287,102
Allowance for loan losses	(3,285)	(3,239)
Net deferred loan costs and fees, and purchase premiums	1,254	1,288

	$292,693	$285,151

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 and 2015:

	Residential 1-4 Family	Second Mortgages and HELOC	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2016

Allowance at December 31, 2015	$1,076	$512	$1,402	$159	$37	$53	$3,239
Provision (credit) for loan losses	(23)	(81)	157	(38)	(1)	48	62
Loans charged-off	—	—	—	—	—	(26)	(26)
Recoveries	1	—	—	—	—	9	10

Balance at March 31, 2016	$1,054	$431	$1,559	$121	$36	$84	$3,285

Three Months Ended March 31, 2015

Allowance at December 31, 2014	$1,368	$488	$1,539	$60	$51	$38	$3,544
Provision for loan losses	—	—	—	—	—	—	—
Loans charged-off	—	—	—	—	—	(17)	(17)
Recoveries	—	—	—	—	—	10	10

Balance at March 31, 2015	$1,368	$488	$1,539	$60	$51	$31	$3,537

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Additional information pertaining to the allowance for loan losses at March 31, 2016 and December 31, 2015 is as follows:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
March 31, 2016	(In thousands)

Allowance for impaired loans	$234	$2	$25	$—	$—	$—	$261
Allowance for non-impaired loans	820	429	1,534	121	36	84	3,024

Total allowance for loan losses	$1,054	$431	$1,559	$121	$36	$84	$3,285

Impaired loans	$4,931	$277	$1,265	$—	$16	$—	$6,489
Non-impaired loans	161,113	32,904	80,562	8,391	1,979	3,286	288,235

Total loans	$166,044	$33,181	$81,827	$8,391	$1,995	$3,286	$294,724

December 31, 2015

Allowance for impaired loans	$254	$2	$28	$—	$—	$—	$284
Allowance for non-impaired loans	822	510	1,374	159	37	53	2,955

Total allowance for loan losses	$1,076	$512	$1,402	$159	$37	$53	$3,239

Impaired loans	$4,961	$277	$1,449	$—	$16	$—	$6,703
Non-impaired loans	161,522	32,982	73,462	7,807	2,024	2,602	280,399

Total loans	$166,483	$33,259	$74,911	$7,807	$2,040	$2,602	$287,102

The following is a summary of past due and non-accrual loans at March 31, 2016 and December 31, 2015:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Non- accrual Loans
	(In thousands)
March 31, 2016
Residential one-to-four family	$—	$7	$—	$7	$1,771
Home equity loans and lines of credit	—	—	—	—	277
Commercial and industrial	—	—	—	—	16
Consumer	—	72	—	72	—

Total	$—	$79	$—	$79	$2,064

December 31, 2015
Residential one-to-four family	$403	$133	$46	$582	$2,022
Home equity loans and lines of credit	—	247	—	247	30
Commercial and industrial	—	—	—	—	16
Consumer	—	—	—	—	—

Total	$403	$380	$46	$829	$2,068

At March 31, 2016 and December 31, 2015 there were no loans past due 90 days or more and still accruing interest.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following is a summary of impaired loans at March 31, 2016 and December 31, 2015:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
March 31, 2016
Impaired loans without a valuation allowance:
Residential one-to-four family	$1,002	$1,002	$—
Home equity loans and lines of credit	247	247	—
Commercial real estate	279	279	—
Commercial and industrial	16	16	—

Total	1,544	1,544	—

Impaired loans with a valuation allowance:
Residential one-to-four family	3,929	3,929	234
Home equity loans and lines of credit	30	30	2
Commercial real estate	986	986	25

Total	4,945	4,945	261

Total impaired loans	$6,489	$6,489	$261

December 31, 2015
Impaired loans without a valuation allowance:
Residential one-to-four family	$874	$874	$—
Home equity loans and lines of credit	247	247	—
Commercial real estate	422	422	—
Commercial and industrial	16	16	—

Total	1,559	1,559	—

Impaired loans with a valuation allowance:
Residential one-to-four family	4,088	4,088	254
Home equity loans and lines of credit	30	30	2
Commercial real estate	1,026	1,026	28

Total	5,144	5,144	284

Total impaired loans	$6,703	$6,703	$284

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Additional information pertaining to impaired loans:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Three Months Ended March 31, 2016

Residential one-to-four family	$4,946	$41	$13
Home equity loans and lines of credit	277	—	—
Commercial real estate	1,441	16	—
Commercial and industrial	16	—	—

Total	$6,680	$57	$13

Three Months Ended March 31, 2015
Residential one-to-four family	$6,226	$58	$18
Home equity loans and lines of credit	86	1	—
Commercial real estate	7,667	90	—
Commercial and industrial	17	—	—

Total	$13,996	$149	$18

No additional funds are committed to be advanced in connection with impaired loans.

Troubled Debt Restructurings

The Company periodically grants concessions to borrowers experiencing financial difficulties.

At March 31, 2016, the Company had 19 residential real estate loans and 5 commercial real estate loans aggregating $4,870,000 and $1,052,000, respectively, which were subject to troubled debt restructuring agreements.

At March 31, 2015, the Company had 27 residential real estate loans and 11 commercial real estate loans aggregating $6,364,000 and $7,033,000, respectively, which were subject to troubled debt restructuring agreements.

As of March 31, 2016 and 2015, $4,211,000 and $10,656,000, respectively, in troubled debt restructurings were performing in accordance with the terms of the modified loan agreements.

The Company’s troubled debt restructurings consist primarily of interest rate concessions for periods of three months to thirty years for residential real estate loans, and for periods up to one year for commercial real estate loans. For the period ended March 31, 2016 the Company has no modifications of loans meeting the criteria of a troubled debt restructuring. For the period ended March 31, 2015 the Company modified 2 loans meeting the criteria of a troubled debt restructuring having a loan balance of $434,000 with rate reductions ranging from 1% to 3%.

Management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each of the troubled debt restructurings. Any reserve required is recorded as part of the allowance for loan losses.

During the three months ended March 31, 2016 and 2015, there were no troubled debt restructurings that defaulted (over 30 days past due) within twelve months of the restructure date.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Credit Quality Information

The Company utilizes an eight-grade internal loan rating system for commercial real estate, construction and commercial loans, as follows:

Loans rated 1 – 3A are considered “pass” rated loans with low to average risk.

Loans rated 4 are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 5 are considered “substandard” and are inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 6 are considered “doubtful” and have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 7 are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans. Annually, the Company engages an independent third party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

The following table presents the Company’s loans by risk rating:

	March 31, 2016			December 31, 2015
	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial
	(In thousands)
Loans rated 1 - 3A	$80,674	$8,391	$1,962	$73,517	$7,807	$2,006
Loans rated 4	939	—	—	1,145	—	—
Loans rated 5	214	—	33	249	—	34

	$81,827	$8,391	$1,995	$74,911	$7,807	$2,040

NOTE 6 - ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Loan Commitments

Mortgage loan commitments qualify as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that these loans will subsequently be sold in the secondary market.

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of derivative loan commitments was $8,136,000 and $5,292,000 and at March 31, 2016 and December 31, 2015, respectively. The fair value of such commitments was an asset of $175,000 and $93,000, respectively, and is included in other assets in the consolidated balance sheets.

Forward Loan Sale Commitments

The Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.

NOTE 6 - ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)

With a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay a “pair-off” fee, based on then-current market prices, to the investor to compensate the investor for the shortfall.

With a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g., on the same day the lender commits to lend funds to a potential borrower).

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesignated forward loan sale commitments was $12,356,000 and $7,371,000 at March 31, 2016 and December 31, 2015, respectively. The fair value of such commitments was an asset of $2,000 and $14,000 at March 31, 2016 and December 31, 2015, respectively, included in other assets in the consolidated balance sheets and a liability of $49,000 at March 31, 2016 included in other liabilities in the consolidated balance sheet.

NOTE 7 – FAIR VALUE OF ASSETS AND LIABILITIES

Determination of fair value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various assets and liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the asset or liability.

NOTE 7 – FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Determination of fair value (continued)

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Cash and cash equivalents – The carrying amounts of cash and short-term instruments approximate fair values based on the short-term nature of the assets.

Certificates of deposit – Certificates of deposit are carried at cost. These assets are measured at fair value in level 2 based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

Securities – All fair value measurements are obtained from a third-party pricing service and are not adjusted by management. The securities measured at fair value in Level 1 (none at March 31, 2016 and December 31, 2015) are based on quoted market prices in an active exchange market. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

Federal Home Loan Bank stock – It is not practical to determine the fair value of FHLB stock due to restrictions on its transferability.

Loans held for sale – Fair values are based on commitments in effect from investors or prevailing market prices.

Loans – For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Mortgage servicing rights – Fair value is based on a valuation model that calculates the present value of estimated future net servicing income, using various assumptions related to fees, discount rates and prepayment speeds.

Deposit liabilities – The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate term certificates are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities.

FHLBB advances - The fair values of the Company’s FHLBB advances are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Accrued interest - The carrying amounts of accrued interest approximate fair value.

On-balance-sheet derivatives Fair values of forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and, for derivative loan commitments, fair values also include the value of servicing, deferred origination fees/costs and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements.

Off-balance sheet credit-related instruments - Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair values of these instruments are not material.

NOTE 7 – FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below. There were no liabilities measured at fair value on a recurring basis at December 31, 2015.

				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
March 31, 2016
Assets:
Securities available for sale:
Debt securities	$—	$60,184	$—	$60,184
Mutual fund	—	551	—	551
Derivative loan commitments	—	—	175	175
Forward loan sale commitments	—	—	2	2

Liabilities:
Forward loan sale commitments			44	44

December 31, 2015
Assets:
Securities available for sale:
Debt securities	$—	$61,722	$—	$61,722
Mutual fund	—	545	—	545
Derivative loan commitments	—	—	93	93
Forward loan sale commitments	—	—	14	14

NOTE 7 – FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$—	$4,536	$—
Collateral dependent impaired loans	—	—	1,173
Foreclosed real estate	—	—	500
Mortgage servicing rights	—	2,653	—

	$—	$7,189	$1,673

	December 31, 2015
	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$—	$2,870	$—
Collateral dependent impaired loans	—	—	552
Foreclosed real estate	—	—	500
Mortgage servicing rights	—	2,567	—

	$—	$5,437	$1,052

No adjustments were made to the carrying value of assets measured at fair value on a non-recurring basis during the three months ended March 31, 2016.

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015.

The following table shows the significant unobservable inputs used in the non-recurring fair value measurements of Level 3 assets:

		Valuation	Unobservable	Discount
Measurements	Fair Value	Technique	Inputs	Applied
	(In thousands)
March 31, 2016
Foreclosed real estate	$500	Discounted appraisals	Collateral discounts	32%
Collateral dependent impaired loans	1,173	Discounted appraisals	Collateral discounts	0%
December 31, 2015
Foreclosed real estate	$500	Discounted appraisals	Collateral discounts	32%
Collateral dependent impaired loans	552	Discounted appraisals	Collateral discounts	0%

NOTE 7 – FAIR VALUE OF ASSETS AND LIABILITIES (continued)

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are presented below. Certain financial instruments and all non-financial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, certificates of deposit and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include mortgagor’s escrow accounts and accrued interest payable.

	March 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$4,675	$4,727	$—	$4,727	$—
Securities available for sale	60,735	60,735	—	60,735	—
Loans held for sale	4,536	4,656	—	4,656	—
Loans, net	292,693	294,717	—	—	294,717
Derivative assets	177	177	—	177	—

Financial liabilities:
Deposits	$320,785	$321,084	$—	$321,084	$—
FHLBB advances	29,444	29,382	—	29,382	—
Derivative liabilities	44	44	—	44	—

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$4,675	$4,711	$—	$4,711	$—
Securities available for sale	62,267	62,267	—	62,267	—
Loans held for sale	2,870	2,931	—	2,931	—
Loans, net	285,151	283,542	—	—	283,542
Derivative assets	107	107	—	107	—

Financial liabilities:
Deposits	$309,195	$309,076	$—	$309,076	$—
FHLBB advances	34,914	34,971	—	34,971	—

NOTE 8 – PLAN OF CONVERSION

On January 26, 2016, the Board of Trustees of Bancorp and Board of Directors of the Bank jointly adopted a Plan of Conversion under which Bancorp would convert from a mutual holding company to a stock holding company. The conversion to a stock holding company was approved by the Corporators of Bancorp on May 5, 2016. The conversion is subject to approval by various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Commissioner of Banks of the Commonwealth of Massachusetts. If all such approvals are obtained, Bancorp will issue and sell shares of its common stock in a subscription offering to eligible depositors of the Bank, tax-qualified benefit plans established by the Bank or Bancorp (including an employee stock ownership plan being established in connection with the conversion), and other eligible subscribers and, if necessary, in a community offering to the public. The stock offering is expected to be completed in July 2016.

The cost of conversion and issuing the capital stock is being deferred and will be deducted from the proceeds of the offering. In the event the conversion and offering are not completed, all deferred costs will be charged to operations. At March 31, 2016, the Company had incurred $633,000 in conversion costs, which are included in other assets in the accompanying consolidated balance sheet at March 31, 2016. As part of the Plan of Conversion, the stock holding company plans to establish a charitable foundation to be funded with a combination of cash and holding company stock equal to 4% of the gross proceeds of the stock sold in the offering.

NOTE 8 – PLAN OF CONVERSION (continued)

At the time of conversion, the stock holding company and the Bank will be required to restrict their net worth by establishing liquidation accounts (collectively, the “liquidation account”) for the benefit of eligible account holders who continue to maintain deposit accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent eligible depositors reduce their qualifying deposits and cannot be increased thereafter with additional deposits. In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder would be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.

The stock holding company and the Bank may not declare or pay dividends if those dividends would cause regulatory capital to be reduced below applicable capital requirements or the amount required to be maintained in the liquidation account.

NOTE 9 – PENDING ACQUISITION

On September 1, 2015, Bancorp entered into a merger agreement with First Eastern, pursuant to which First Eastern will merge with and into Bancorp in a transaction to be accounted for as a business combination. As part of this transaction, First Federal will merge with and into the Bank. Based in Andover, Massachusetts, First Eastern had $55.5 million in total assets and $42.2 million in total liabilities as of March 31, 2016, and through First Federal, operates eight loan production offices throughout eastern Massachusetts and New Hampshire, and a branch banking office providing traditional banking services in Boston, Massachusetts. Under the terms of the merger agreement, Bancorp expects to pay the shareholder of First Eastern approximately $14.0 million.

On February 5, 2016, the merger agreement was amended to, among other things, extend the date by which the transaction must be completed to October 31, 2016. The transaction is subject to closing conditions including receipt of regulatory approvals. The merger is currently expected to be consummated shortly after completion of the stock offering discussed in Note 8. The Company incurred $117,000 in merger related expenses during the three months ended March 31, 2016 in connection with this transaction. Such costs were expensed as incurred and are classified with professional fees in the accompanying consolidated statements of operations.

NOTE 10 – SUBSEQUENT EVENTS

In April 2016, a Company director having a split dollar life insurance agreement passed away. The Company expects to receive life insurance proceeds of $2.3 million and will recognize $486,000 in non-interest income in the three month period ending June 30, 2016, resulting from the settlement of the underlying life insurance policies.

In June 2016, the Bank received approval from the Federal Deposit Insurance Corporation which conditionally approved the merger of the Bank with First Federal. The principal conditions include consummation of Bancorp’s conversion from mutual to stock form and specified minimum capital levels as of the acquisition date.

In June 2016, Randolph Bancorp, Inc. received approval from the Federal Reserve Bank of Boston to consummate the conversion from mutual to stock form and complete the acquisition of First Eastern subject to normal closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help potential investors understand the financial performance of Randolph Bancorp and its subsidiaries through a discussion of the factors affecting its financial condition at March 31, 2016 and December 31, 2015, and its results of operations for the 3 month period ended March 31, 2016 and March 31, 2015. This section should be read in conjunction with the consolidated financial statements of Randolph Bancorp and notes thereto that appear elsewhere in this quarterly report. For the purpose of this quarterly report, the term the “Company” refers to Randolph Bancorp, Inc. and the terms “we,” “our,” and “us” refer to Randolph Bancorp, Inc. or Randolph Bancorp, as the context indicates, and Randolph Savings Bank (the “Bank”) unless the context indicates another meaning.

Forward Looking Statements

This quarterly report contains statements that may be considered forward-looking statements. These statements, which are based on certain current assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding our strategy, goals and expectations; the effectiveness of our investment programs; evaluations of future interest rate trends and liquidity; expectations as to growth in assets, deposits and results of operations, future operations, market position and financial position; and prospects, plans and objectives of management. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond our control.

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; our ability to successfully acquire and integrate First Federal Savings Bank of Boston; adverse conditions in the capital and debt markets and the impact of such conditions on our business activities; changes in interest rates; competitive pressures from other financial institutions; the effects of weakness in general economic conditions on a national basis or in the local markets in which we operate, including changes that adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities in our investment portfolio; changes in loan default and charge-off rates; fluctuations in real estate values; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; changes in accounting standards and practices; the risk that intangible assets recorded in our financial statements will become impaired; demand for loans in our market area; our ability to attract and maintain deposits; risks related to the implementation of acquisitions, dispositions, and restructurings; the risk that we may not be successful in the implementation of our business strategy; and changes in assumptions used in making such forward-looking statements. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Overview

Our fundamental business strategy is to:

•	Leverage our infrastructure;

•	Further expand mortgage banking;

•	Emphasize commercial lending;

•	Continue to improve our asset quality;

•	Increase core funding;

•	Improve our delivery channels;

•	Grow through acquisitions; and

•	Remain a community-oriented institution.

Our results of operations depend primarily on net interest income and gains on the sale of mortgage loans. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. Our interest-earning assets consist primarily of residential mortgage loans, commercial real estate loans, commercial and industrial loans, home equity loans and lines of credit, construction loans, consumer loans and investment securities. Interest-bearing liabilities consist primarily of deposit accounts and borrowings from the Federal Home Loan Bank of Boston. Gains on the sale of mortgage loans result from the sale of such loans in the secondary mortgage market. The amount of these gains is dependent on the volume of our loan originations.

Critical Accounting Policies

Certain of our accounting policies are important to the presentation of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our significant accounting policies are discussed in Note 1 to our Consolidated Financial Statements included in our Registration Statement on Form S-1 recently filed with the SEC.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Pending Acquisition of First Eastern Bankshares Corporation

After the conversion of Randolph Bancorp to stock form and the Company’s stock offering, upon receipt of all required regulatory approvals, the Company and the Bank expect to acquire First Eastern Bankshares Corporation (“First Eastern”) and its wholly-owned subsidiary, First Federal Savings Bank of Boston (“First Federal”), by merging First Eastern with and into Randolph Bancorp, Inc. and First Federal Savings Bank of Boston with and into Randolph Savings Bank.

First Eastern is a savings and loan holding company and the holding company for First Federal, a federal savings association headquartered in Boston, Massachusetts. First Eastern’s principal asset is 100% of the outstanding capital stock of First Federal, its sole banking subsidiary and only direct subsidiary. First Federal’s primary business is the origination and sale of residential mortgage loans in the secondary market and offering a variety of insured deposit accounts and using such deposits as well as borrowings to originate portfolio loans, primarily residential mortgage and construction loans, to its customers. At March 31, 2016, First Eastern had total assets of approximately $55.5 million, net loans of $28.9 million, total deposits of $38.2 million and total stockholder’s equity of $13.3 million. During the three months ended March 31, 2016, First Eastern originated $77.0 million in residential mortgage loans for sale in the secondary market.

We expect the merger to allow us to significantly grow our mortgage business while also adding depth to our team of mortgage professionals. The merger will also expand our footprint to include a branch office in downtown Boston, seven loan production offices in Massachusetts and one loan production office in New Hampshire.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Total Assets. Total assets increased $7.1 million, or 1.8%, to $390.2 million at March 31, 2016 from $383.2 million at December 31, 2015. This growth was concentrated in our loan portfolio which increased by $7.5 million as investment securities decreased $1.5 million during the period. This shift in assets reflected our strategy of investing a greater proportion of our interest-earning assets in loans. Our overall asset growth was funded by an increase in deposits of $11.6 million.

Loans Held for Sale. We are actively involved in the secondary mortgage market and designate the majority of our residential first mortgage loan production for sale. At March 31, 2016, loans held for sale, which consists of closed residential first mortgage loans which the Bank has committed to sell to investors, totaled $4.5 million compared to $2.9 million at December 31, 2015. This increase is due primarily to the timing of loan closings and sales.

Net Loans. Net loans increased $7.5 million, or 2.6%, to $292.7 million at March 31, 2016 from $285.2 million at December 31, 2015. This growth occurred in both commercial real estate loans, which increased $6.9 million, or 9.2%, during the three months ended March 31, 2016, and consumer loans which increased $684,000, or 26.3%, during the three months ended March 31, 2016. The growth in commercial real estate lending reflects strong local market conditions aided by the low interest rate environment that prevailed throughout the period. The increase in consumer loans is entirely due to the purchase of loans from a third-party lender with whom we have a relationship.

Investment Securities. Investment securities, all of which are classified as available for sale, decreased $1.5 million, or 2.5%, to $60.7 million at March 31, 2016 from $62.3 million at December 31, 2015. This decrease is a consequence of our strategic shift to investing a higher proportion of interest-earning assets in loans. During the three months ended March 31, 2016, we directed cash flows from investment maturities and calls as well as principal payments on mortgage-backed securities aggregating $2.3 million to fund loan growth.

Bank-owned Life Insurance. Bank-owned life insurance (BOLI) increased $56,000, or 0.6%, to $9.7 million at March 31, 2016 from $9.6 million at December 31, 2015 due to increases in the cash surrender value of the underlying insurance policies.

Deposits. Deposits increased $11.6 million, or 3.7%, to $320.8 million at March 31, 2016 from $309.2 million at December 31, 2015. This growth occurred primarily in term certificate accounts which increased $5.9 million, or 7.1%, due to both special rate programs and new product offerings. Non-maturity deposits, consisting of demand deposits, NOW accounts, money market accounts and regular savings accounts increased $5.4 million, or 2.4%. The increase in non-maturity deposits resulted from the introduction and promotion of new consumer savings and checking account products as well as a business checking account product.

FHLB Advances. FHLB advances decreased $5.5 million, or 15.7%, to $29.4 million at March 31, 2016 from $34.9 million at December 31, 2015, which included a reduction in overnight borrowings of $4.2 million. New borrowings during the three months ended March 31, 2016 of $4.9 million represented community development advances which bear a discounted rate from other advances with the same maturity. These advances had a weighted average maturity of 49 months and a weighted average interest rate of 1.17%.

Total Equity. Total equity increased $763,000, or 2.4%, to $33.2 million at March 31, 2016 from $32.5 million at December 31, 2015. This increase was entirely attributable to the increase in the unrealized gain on investment securities.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

General. We achieved break-even results for the three months ended March 31, 2016 with net income of $2,000 compared to a net loss of $284,000 in the same period of the prior year. The improvement in the first quarter of 2016, as compared to the first quarter of 2015, was principally due to increases in net interest income and gains on the sales of mortgage loans as well as lower occupancy expenses due to the milder weather conditions experienced in 2016.

Analysis of Net Interest Income

Net interest income represents the difference between income we earn on our interest-earning assets and the expense we pay on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned on such assets and paid on such liabilities.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended March 31,
	2016			2015
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest-earning assets:
Loans (1)	$290,354	$2,718	3.74%	$254,214	$2,452	3.86%
Investment securities(2) (6)	60,886	448	2.94%	77,355	540	2.79%
Interest-earning deposits	7,564	22	1.16%	5,974	15	1.00%

Total interest-earning assets	358,804	3,188	3.55%	337,543	3,007	3.56%

Noninterest-earning assets	24,761			24,603

Total assets	$383,565			$362,146

Interest-bearing liabilities:
Savings accounts	94,793	35	0.15%	88,108	24	0.11%
NOW accounts	50,773	37	0.29%	40,713	17	0.17%
Money market accounts	42,210	35	0.33%	48,257	52	0.43%
Term certificates	87,154	207	0.95%	83,413	197	0.94%

Total interest-bearing deposits	274,930	314	0.46%	260,491	290	0.45%
FHLB advances	33,093	61	0.74%	23,310	26	0.45%

Total interest-bearing liabilities	308,023	375	0.49%	283,801	316	0.45%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	36,488			38,415
Other noninterest-bearing liabilities	5,605			5,731

Total liabilities	350,116			327,947
Total equity	33,449			34,199

Total liabilities and equity	$383,565			$362,146

Net interest income		$2,813			$2,691

Interest rate spread(3)			3.07%			3.11%
Net interest-earning assets(4)	$50,781			$53,742

Net interest margin(5)			3.14%			3.19%
Ratio of interest-earning assets to interest-bearing liabilities	116.49%			118.94%

(1)	Includes nonaccruing loan balances and interest received on such loans.
(2)	Includes carrying value of securities classified as available-for-sale, FHLB stock and investment in the Depositors Insurance Fund.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
(6)	Includes tax equivalent adjustments for municipal securities, based on a 34% effective tax rate, of $33,000 and $36,000 for the three months ended March 31, 2016 and 2015.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income, presented on a tax equivalent basis, for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$340	$(74)	$266
Investment securities	(120)	28	(92)
Interest-earning deposits	4	3	7

Total interest-earning assets	224	(43)	181

Interest-bearing liabilities:
Savings accounts	2	9	11
NOW accounts	5	15	20
Money market accounts	(6)	(11)	(17)
Term certificates	9	1	10

Total interest-bearing deposits	10	14	24
FHLB advances	14	21	35

Total interest-bearing liabilities	24	35	59

Change in net interest income	$200	$(78)	$122

Interest and Dividend Income. Interest and dividend income increased $184,000, or 6.2%, to $3.2 million for the three months ended March 31, 2016 compared to $3.0 million for the three months ended March 31, 2015. This increase was entirely due to the growth in the average balances of loans between periods of $36.1 million as the average yield on loans declined 12 basis points to 3.74% in the three months ended March 31, 2016 from 3.86% in the three months ended March 31, 2015. The reduction in yield is a consequence of the continuation of the lower interest rate environment as well as competitive pressures. The overall increase in interest and dividend income was also adversely affected by a $92,000 reduction in interest income due to the $16.5 million decline in the average balances of investment securities, which resulted from our gradual de-emphasis of investment securities as a source of interest income and our strategic focus on investing a greater proportion of our interest-earnings assets in loans.

Interest Expense. Interest expense increased $59,000, or 18.4%, to $375,000 for the three months ended March 31, 2016 compared to $316,000 for the three months ended March 31, 2015. This increase was due to additional interest expense for both deposits and FHLB advances. The increase in deposit interest of $24,000 was due to increases of $3.7 million and $10.1 million in the average balances of term certificate accounts and NOW accounts, respectively. The increase in interest on FHLB advances of $35,000 was due to increased utilization of FHLB advances as a funding source as the average balances of such advances increased by $9.8 million in the 2016 period compared to the 2015 period. The cost of FHLB advances increased 29 basis points to 0.74% for the three months ended March 31, 2016 from 0.45% for the three months ended March 31, 2015.

Net Interest Income. Net interest income increased $126,000, or 4.7%, to $2.8 million for the three months ended March 31, 2016 compared to $2.7 million for the three months ended March 31, 2015. This improvement resulted from the growth in average interest-earning assets of $21.3 million, partially offset by a decline in the net interest margin of 5 basis points to 3.14% in the 2016 period from 3.19% in the 2015 period.

Provision for Loan Losses. Based on the application of our loan loss methodology, as described in the notes to the consolidated financial statements presented elsewhere in this quarterly report, we recorded a provision for loan losses of $62,000 for the three months ended March 31, 2016. No provision was recorded in the same quarter of the prior year. The provision for the current quarter was in the general component of the allowance for loan losses and was reflective of the growth experienced in our commercial real estate loan portfolio. The allowance for loan losses as a percentage of total loans at March 31, 2016 was 1.11% compared to 1.12% at December 31, 2015.

Net Gain on Sale of Mortgage Loans. The net gain on sale of mortgage loans increased $99,000, or 17.0%, to $681,000 for the three months ended March 31, 2016 compared to $582,000 in the three months ended March 31, 2015. During the three months ended March 31, 2016, we sold $25.2 million of residential mortgage loans compared to $24.1 million of such loans in the three months ended March 31, 2015. The increase in loan sales was positively affected by the prevailing low interest rate environment and by the sale of a higher percentage of residential mortgage loan originations in the current period.

Other Non-interest Income. Other non-interest income increased $159,000, or 34.3%, to $622,000 for the three months ended March 31, 2016 compared to $463,000 during the same quarter of the prior year. The principal causes of this increase were a gain of $62,000 on the call of an investment security and an increase in mortgage servicing income of $59,000.

Non-interest Expense. Non-interest expenses increased $29,000, or 0.7%, and amounted to $4.0 million for the three months ended March 31, 2016 and 2015. This increase was principally due to professional fees of $117,000 incurred in connection with the pending acquisition of First Eastern Bankshares Corporation, partially offset by lower occupancy expenses of $98,000 due to the milder weather conditions experienced in 2016. Data processing expenses increased $16,000 during the three months ended March 31, 2016 as compared to the same period in the prior year. In March 2016, we entered into a new agreement with our third party core data processor which positively impacted our operating results during the quarter by $50,000. We expect that this agreement will result in savings of approximately $50,000 per month compared to costs under the previous agreement through the expiration of the agreement in June 2024.

Income Tax Expense (Benefit). Due to our net operating loss carryforward position, no provision (benefit) for Federal income taxes was recorded during the three months ended March 31, 2016 and 2015. Insignificant amounts of state income taxes were recognized in each period related to our securities corporation subsidiary.

Asset Quality

Nonperforming Assets. The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	At March 31, 2016	At December 31, 2015
	(In thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family residential	$1,771	$2,022
Commercial	—	—
Home equity loans and lines of credit	277	30
Construction	—	—
Commercial and industrial loans	16	16
Consumer loans		—

Total nonaccrual loans	2,064	2,068

Other real estate owned:
One- to four-family residential	—	—
Commercial	500	500

Total other real estate owned	500	500

Total nonperforming assets	2,564	2,568
Performing troubled debt restructurings	4,211	4,388

Total nonperforming assets and performing troubled debt restructurings	$6,775	$6,956

Total nonperforming loans to total loans(1)	0.70%	0.72%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.74%	1.82%

(1)	Total loans exclude loans held for sale but include net deferred loan costs and fees.

Interest income that would have been recorded for the three months ended March 31, 2016, had nonaccruing loans been current according to their original terms amounted to $19,000. Income related to nonaccrual loans included in interest income for the three months ended March 31, 2016, amounted to $13,000.

Classified Loans. The following table shows the aggregate amounts of our regulatory classified loans, consisting of commercial real estate, construction and commercial and industrial loans, at the dates indicated.

	At March 31, 2016	At December 31, 2015
	(In thousands)
Classified assets:
Substandard	$247	$283
Doubtful	—	—
Loss	—	—

Total classified assets	$247	$283

Special mention	$939	$1,145

None of the special mention loans at March 31, 2016 or December 31, 2015 were on nonaccrual.

Other than as disclosed in the above tables, there are no other loans where management has information indicating that there is serious doubt about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At March 31, 2016			At December 31, 2015
	30-59 Days	60-89 Days	90 Days or	30-59 Days	60-89 Days	90 Days or
(In thousands)	Past Due	Past Due	More Past Due	Past Due	Past Due	More Past Due
Real estate loans:
One- to four-family residential	$—	$7	$—	$403	$133	$46
Commercial	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	247	—
Construction	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Consumer loans	—	72	—	—	—	—

Total	$—	$79	$—	$403	$380	$46

Nonaccrual loans of $2.1 million at March 31, 2016 and December 31, 2015, are excluded from the preceding table.

Allowance for Loan Losses. The following table sets the breakdown for loan losses by loan category at the dates indicated.

	At March 31, 2016			At December 31, 2015
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$1,054	32.08%	56.34%	$1,076	33.22%	57.99%
Commercial	1,559	47.46%	27.76%	1,402	43.28%	26.09%
Home equity loans and lines of credit	431	13.12%	11.26%	512	15.81%	11.58%
Construction	121	3.68%	2.85%	159	4.91%	2.72%
Commercial and industrial loans	36	1.10%	0.68%	37	1.14%	0.71%
Consumer loans	84	2.56%	1.11%	53	1.64%	0.91%

Total	$3,285	100.00%	100.00%	$3,239	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At March 31,
	2016	2015
	(In thousands)
Allowance at beginning of period	$3,239	$3,544
Provision for loan losses	62	—
Charge offs:
Real estate loans:
One- to four-family residential	—	—
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	(25)	(17)

Total charge-offs	(25)	(17)

Recoveries:
Real estate loans:
One- to four-family residential	1	1
Commercial	—	—
Home equity loans and lines of credit	1	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	7	9

Total recoveries	9	10

Net charge-offs	(16)	(7)

Allowance at end of period	$3,285	$3,537

Total loans outstanding(1)	$295,978	$256,983
Average loans outstanding	$290,354	$254,214
Allowance for loan losses as a percent of total loans outstanding(1)	1.11%	1.38%
Net loans charged off as a percent of average loans outstanding	0.01%	0.01%
Allowance for loan losses to nonperforming loans	159.16%	171.03%

(1)	Total loans exclude loans held for sale but include net deferred loan costs and fees.

Liquidity and Capital Resources

At March 31, 2016, we had $29.4 million of FHLB advances outstanding. At that date we had the ability to borrow up to an additional $76.1 million from the FHLB and $3.5 million under a line of credit with a correspondent bank.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2016, cash and cash equivalents totaled $5.3 million.

Financing activities consist primarily of activity in deposit accounts and borrowings. We experienced a net increase in deposits of $11.6 million for the three months ended March 31, 2016, due to increases in term certificate accounts and non-maturity deposits of $5.9 million and $5.4 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. We experienced a net decrease in borrowings of $5.5 million for the three months ended March 31, 2016, as deposit growth in excess of loan demand was used to pay-down overnight borrowings with the FHLB.

At March 31, 2016, we had $18.9 million in loan commitments outstanding. In addition to commitments to originate loans, we had $42.9 million in unused lines of credit to borrowers and letters of credit and $4.7 million in undisbursed construction loans. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2016 totaled $46.9 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed.

We are subject to various regulatory capital requirements, including a risk-based capital measure. At March 31, 2016, we exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to disclose quantitative and qualitative information about market risk as it qualifies as a smaller reporting company.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not involved in any material pending litigation.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Company’s prospectus dated May 13, 2016 (“the “Prospectus”), as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 20, 2016, under the heading “Risk Factors.” The Company’s evaluation of its risk factors has not changed materially since those discussed in the Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

2.1	Plan of Conversion (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 20, 2016)

2.2	Agreement and Plan of Merger, dated as of September 1, 2015, by and among Randolph Bancorp, First Eastern Bankshares Corporation and Richard F. Kalagher (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of September 15, 2015, by and among Randolph Bancorp, First Eastern Bankshares Corporation and Richard F. Kalagher (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

2.4	Amendment No. 2 to Agreement and Plan of Merger, dated as of February 5, 2016 by and among Randolph Bancorp, First Eastern Bankshares Corporation and Richard F. Kalagher (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

3.1	Articles of Organization of Randolph Bancorp, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

3.2	By-Laws of Randolph Bancorp, Inc. (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 20, 2016)

4.1	Form of Common Stock Certificate of Randolph Bancorp, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

10.1	Randolph Savings Bank Supplemental Retirement Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)†

10.2	Form of Randolph Savings Bank Employee Stock Ownership Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)†

10.3	Employment Letter, dated as of March 22, 2013, by and between Randolph Savings Bank and James P. McDonough (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)†

10.4	Agreement, dated as of September 1, 2015, by and between Randolph Savings Bank and Peter J. Fraser (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)†

10.5	Agreement, dated as of September 1, 2015, by and between Randolph Savings Bank and Chris A. Kreidermacher (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)†

10.6	Agreement, dated as of September 1, 2015, by and between Randolph Savings Bank and Kellie J. Lally (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)†

10.7	Form of Change in Control of Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)†

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Randolph Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2016 and 2015, (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015 and (vi) Notes to Unaudited Consolidated Financial Statements.

†	Management contract or compensation plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Randolph Bancorp, Inc.

Dated: June 23, 2016	By:	/s/ James P. McDonough
James P. McDonough President and Chief Executive Officer (Principal Executive Officer)

Dated: June 23, 2016	By:	/s/ Michael K. Devlin
Michael K. Devlin Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2.1	Plan of Conversion (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 20, 2016)

2.2	Agreement and Plan of Merger, dated as of September 1, 2015, by and among Randolph Bancorp, First Eastern Bankshares Corporation and Richard F. Kalagher (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of September 15, 2015, by and among Randolph Bancorp, First Eastern Bankshares Corporation and Richard F. Kalagher (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

2.4	Amendment No. 2 to Agreement and Plan of Merger, dated as of February 5, 2016 by and among Randolph Bancorp, First Eastern Bankshares Corporation and Richard F. Kalagher (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

3.1	Articles of Organization of Randolph Bancorp, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

3.2	By-Laws of Randolph Bancorp, Inc. (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 20, 2016)

4.1	Form of Common Stock Certificate of Randolph Bancorp, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

10.1	Randolph Savings Bank Supplemental Retirement Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)†

10.2	Form of Randolph Savings Bank Employee Stock Ownership Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)†

10.3	Employment Letter, dated as of March 22, 2013, by and between Randolph Savings Bank and James P. McDonough (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)†

10.4	Agreement, dated as of September 1, 2015, by and between Randolph Savings Bank and Peter J. Fraser (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)†

10.5	Agreement, dated as of September 1, 2015, by and between Randolph Savings Bank and Chris A. Kreidermacher (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)†

10.6	Agreement, dated as of September 1, 2015, by and between Randolph Savings Bank and Kellie J. Lally (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)†

10.7	Form of Change in Control of Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)†

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Randolph Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (vi) Notes to Unaudited Consolidated Financial Statements.

†	Management contract or compensation plan or arrangement