Form 10-Q
period 2016-06-30
Randolph Bancorp, Inc.
filed 2016-08-10
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrants has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 8, 2016 there were 5,868,726 share of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RANDOLPH BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(In thousands)

	June 30,	December 31,
	2016	2015
Assets
Cash and due from banks	$3,592	$2,721
Interest-bearing deposits	69,262	1,925

Total cash and cash equivalents	72,854	4,646
Certificates of deposit	4,675	4,675
Securities available for sale, at fair value	55,253	62,267
Loans held for sale	4,822	2,870
Loans, net of allowance for loan losses of $3,259 and $3,239, respectively	295,599	285,151
Federal Home Loan Bank stock, at cost	1,943	2,728
Accrued interest receivable	1,036	1,065
Mortgage servicing rights	2,768	2,567
Premises and equipment, net	3,155	2,891
Bank-owned life insurance	7,935	9,620
Foreclosed real estate	350	500
Other assets	5,817	4,183

Total assets	$456,207	$383,163

Liabilities and Equity
Deposits:
Non-interest bearing	$49,616	$37,968
Interest bearing	274,526	271,227
Stock subscriptions	67,442	—

Total deposits	391,584	309,195
Federal Home Loan Bank advances	24,068	34,914
Mortgagors’ escrow accounts	1,311	1,445
Post-employment benefit obligations	2,883	3,294
Other liabilities	2,190	1,856

Total liabilities	422,036	350,704

Equity:
Retained earnings	32,917	32,198
Accumulated other comprehensive income, net of tax	1,254	261

Total equity	34,171	32,459

Total liabilities and equity	$456,207	$383,163

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest and dividend income:
Loans	$2,830	$2,560	$5,548	$5,012
Securities-taxable	307	392	626	789
Securities-tax exempt	91	104	187	211
Interest-bearing deposits and certificates of deposit	32	16	54	31

Total interest and dividend income	3,260	3,072	6,415	6,043

Interest expense:
Deposits	331	297	645	587
Federal Home Loan Bank advances	57	31	118	57

Total interest expense	388	328	763	644

Net interest income	2,872	2,744	5,652	5,399
Provision for loan losses	—	125	62	125

Net interest income after provision for loan losses	2,872	2,619	5,590	5,274

Non-interest income:
Customer service fees	396	404	753	770
Net gain on sales of mortgage loans	1,058	608	1,739	1,190
Mortgage servicing	69	55	169	96
Gain (loss) on sales/calls of securities, net	—	—	62	(7)
Increase in cash surrender value of life insurance	48	60	104	121
Gain on life insurance settlement	486	—	486	—
Other	29	7	75	9

Total non-interest income	2,086	1,134	3,388	2,179

Non-interest expenses:
Salaries and employee benefits	2,381	2,223	4,583	4,425
Occupancy and equipment	363	407	757	932
Data processing	131	257	386	496
Professional fees	338	301	740	512
Marketing	103	87	172	174
Foreclosed real estate, net	154	104	157	121
FDIC insurance	56	77	139	145
Other	714	666	1,321	1,304

Total non-interest expenses	4,240	4,122	8,255	8,109

Income (loss) before income taxes	718	(369)	723	(656)
Income tax expense (benefit)	—	(1)	3	(4)

Net income (loss)	$718	$(368)	$720	$(652)

See accompanying notes to consolidated financial statements

RANDOLPH BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$718	$(368)	$720	$(652)

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	229	102	1,049	(187)
Reclassification adjustment for net (gains) losses realized in income	—	—	(62)	7

Net unrealized gains (losses)	229	102	987	(180)
Related tax effects	—	—	—	—

Net-of-tax amount	229	102	987	(180)

Post-retirement benefit plans:
Defined benefit pension plan:
Reclassification adjustment for actuarial losses recognized	—	17	—	103

Supplemental retirement plan:
Reclassification adjustments:
Actuarial losses	9	5	18	11
Prior service (credits) costs recognized	(7)	7	(13)	16

	2	12	5	27

Net change in post-retirement benefit plans	2	29	5	130
Related tax effects	—	(17)	—	(46)

Net-of-tax amount	2	12	5	84

Total other comprehensive income (loss)	231	114	992	(96)

Comprehensive income (loss)	$949	$(254)	$1,712	$(748)

See accompanying notes to consolidated financial statements

RANDOLPH BANCORP AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Unaudited)

(In thousands)

	Six Months Ended June 30, 2016 and 2015
		Accumulated
		Other
	Retained	Comprehensive	Total
	Earnings	Income	Equity
	(In thousands)
Balance at December 31, 2014	$32,952	$704	$33,656
Net loss	(652)	—	(652)
Other comprehensive loss	—	(96)	(96)

Balance at June 30, 2015	$32,300	$608	$32,908

Balance at December 31, 2015	$32,198	$261	$32,459
Net income	720	—	720
Other comprehensive income	—	992	992

Balance at June 30, 2016	$32,918	$1,253	$34,171

See accompanying notes to consolidated financial statements

RANDOLPH BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$720	$(652)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	62	125
Loans originated for sale	(60,888)	(53,778)
Principal balance of loans sold	58,936	49,798
Net amortization of securities	113	86
Net change in deferred loan costs and fees	59	(122)
Net (gain) loss on sales/calls of securities	(62)	7
Depreciation and amortization	238	361
Impairment write-down on foreclosed real estate	150	100
Gain on life insurance settlement	(486)	—
Increase in cash surrender value of life insurance	(104)	(121)
Net increase in mortgage servicing rights	(319)	(50)
Other, net	(61)	(207)

Net cash used in operating activities	(1,642)	(4,453)

Cash flows from investing activities:
Purchases of certificates of deposit	—	(735)
Securities available for sale:
Sales	—	318
Calls/maturities	7,033	300
Purchases	(2,000)	(549)
Principal payments on mortgage-backed securities	2,917	3,593
Loan originations, net of principal repayments	(9,711)	(24,091)
Loans purchased	(859)	(543)
Redemption (purchases) of Federal Home Loan Bank stock	785	(542)
Proceeds from sale of building	1,231	—
Purchases of premises and equipment	(502)	(332)

Net cash used in investing activities	(1,106)	(22,581)

See accompanying notes to consolidated financial statements

RANDOLPH BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (concluded)

(In thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from financing activities:
Net increase in deposits	14,947	12,177
Proceeds from Federal Home Loan Bank advances	4,863	29,730
Repayments of Federal Home Loan Bank advances	(15,709)	(15,360)
Net decrease in mortgagors’ escrow accounts	(135)	(15)
Stock subscriptions received	67,442	—
Deferred stock offering costs	(452)	(95)

Net cash provided by financing activities	70,956	26,437

Net change in cash and cash equivalents	68,208	(597)
Cash and cash equivalents at beginning of period	4,646	5,203

Cash and cash equivalents at end of period	$72,854	$4,606

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$763	$638
Income taxes paid	$7	$6

See accompanying notes to consolidated financial statements

RANDOLPH BANCORP AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2016 and 2015

NOTE 1 – BASIS OF PRESENTATION

Overview

Randolph Bancorp, a Massachusetts-chartered mutual holding company (“Bancorp”) and the parent company of Randolph Savings Bank (the “Bank”) adopted a plan of conversion (the “Plan of Conversion”) in January 2016 which was subsequently approved by Bancorp’s Corporators in May 2016. Under the Plan of Conversion, Bancorp would convert from a mutual to a stock holding company in a series of transactions in which Randolph Bancorp, Inc. (the “Company”), a recently formed subsidiary of Bancorp, would be the surviving entity.

On July 1, 2016, the mutual-to-stock transaction was completed and the Company sold 5,686,750 shares of its common stock, representing the adjusted maximum of the offering range, at $10.00 per share, for gross proceeds of $56,867,500, including the sale of 469,498 shares to the Bank’s newly formed employee stock ownership plan (“ESOP”). The ESOP’s shares were funded by a loan from the Company to be repaid over 25 years with interest at the prime rate.

Included in deposits at June 30, 2016 are stock subscriptions of $67,442,000. As the Company’s stock offering was oversubscribed, $16,494,000 of these subscriptions were refunded on July 1, 2016.

The direct costs of the Company’s stock offering are being deferred and were deducted from the proceeds of the offering. At June 30, 2016, deferred costs of $862,000 were included in other assets in the accompanying consolidated balance sheet. The total stock offering costs to be deducted from the proceeds of the offering are approximately $2,300,000.

In connection with the Plan of Conversion, the Company established The Randolph Savings Charitable Foundation, Inc. (the “Foundation”). The Foundation was funded with 181,976 shares of the Company’s stock and $455,000 in cash. In July 2016, the Company recognized expense of $2,274,700 for this contribution. Since the Company is currently in a net operating loss (“NOL”) carryforward position and has set-up a full valuation allowance for its deferred tax assets, no tax benefit was recognized.

The Company and the Bank are required to restrict their net worth by establishing liquidation accounts (collectively, the “liquidation account”) for the benefit of eligible account holders who continue to maintain deposit accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent eligible depositors reduce their qualifying deposits and cannot be increased thereafter with additional deposits. In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder would be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. Neither the Company nor the Bank may declare or pay a cash dividend on its common stock if such dividend would cause its regulatory capital to be reduced below the amount required to maintain the liquidation account.

Bancorp entered into a merger agreement in September 2015 under which it would acquire First Eastern Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary First Federal Savings Bank of Boston (“First Federal”) (collectively “First Eastern”) in a transaction to be accounted for as a business combination. First Eastern is actively engaged in the mortgage banking business as an originator, seller and servicer of residential mortgage loans. On July 1, 2016 the Company completed the acquisition of First Eastern. See Note 8 for additional information.

Basis of Financial Statement Presentation

As of June 30, 2016 the conversion had not been completed and, as of that date, the Company had no assets or liabilities and had not conducted any business other than that of an organizational nature. As a result, the accompanying unaudited interim consolidated financial statements include the accounts of Bancorp and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying interim financial statements do not include all information required under GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or any other interim period.

For further information, refer to the consolidated financial statements and notes thereto included in the prospectus of Randolph Bancorp, Inc. dated May 13, 2016, as filed with the SEC.

NOTE 2 – COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities are reported as a separate component of equity, such items, along with net income (loss), are components of comprehensive income (loss).

The components of accumulated other comprehensive income, included in total equity, are as follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
Securities available for sale:
Net unrealized gain	$1,872	$886
Tax effect	(423)	(423)

Net-of-tax amount	1,449	463

Supplemental retirement plan
Unrecognized net actuarial loss	(725)	(743)
Unrecognized net prior service credit	587	598

	(138)	(145)
Tax effect	(57)	(57)

Net-of-tax amount	(195)	(202)

Accumulated other comprehensive income	$1,254	$261

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

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2016
Debt securities:
U.S. Government-sponsored enterprises	$3,999	$158	$—	$4,157
Corporate	3,064	102	(6)	3,160
Municipal	13,884	628	(1)	14,511
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	18,414	674	(4)	19,084
U.S. Government-guaranteed	6,619	208	—	6,827
Commercial mortgage-backed securities:
U.S. Government-guaranteed	6,856	106	—	6,962

Total debt securities	52,836	1,876	(11)	54,701
Mutual fund	545	7	—	552

Total securities available for sale	$53,381	$1,883	$(11)	$55,253

December 31, 2015
Debt securities:
U.S. Government-sponsored enterprises	$6,886	$159	$(12)	$7,033
Corporate	4,250	78	(48)	4,280
Municipal	15,327	472	(24)	15,775
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	19,742	406	(120)	20,028
U.S. Government-guaranteed	7,276	50	—	7,326
Commercial mortgage-backed securities:
U.S. Government-guaranteed	7,355	33	(108)	7,280

Total debt securities	60,836	1,198	(312)	61,722
Mutual fund	545	—	—	545

Total securities available for sale	$61,381	$1,198	$(312)	$62,267

NOTE 4 – SECURITIES AVAILABLE FOR SALE (continued)

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2016 are presented below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$—	$—
After 1 year through 5 years	13,261	13,706
After 5 years through 10 years	7,686	8,122

	20,947	21,828
Mortgage-backed securities	31,889	32,873

	$52,836	$54,701

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
June 30, 2016
Debt securities:
Corporate	$—	$—	$(6)	$1,009
Municipal	—	—	(1)	487
Residential mortgage-backed securities:
U.S. Government-sponsored	—	—	(4)	2,774
Commercial mortgage-backed securities:
U.S. Government-guaranteed	—	—	—	—

Total debt securities	$—	$—	$(11)	$4,270

December 31, 2015
Debt securities:
U.S. Government-sponsored enterprises	$—	$—	$(12)	$1,989
Corporate	—	—	(48)	2,088
Municipal	—	—	(24)	2,185
Residential mortgage-backed securities:
U.S. Government-sponsored	—	—	(120)	5,994
Commercial mortgage-backed securities:
U.S. Government-guaranteed	—	—	(108)	5,062

Total debt securities	$—	$—	$(312)	$17,318

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At June 30, 2016, 14 debt securities had unrealized losses with aggregate depreciation of less than 1% from the Company’s amortized cost basis. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at June 30, 2016. When possible, management actively monitors the credit rating of the underlying issuer of the debt security. As of June 30, 2016 management did not identify any securities for which the credit rating had deteriorated since purchase.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio is as follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
Mortgage loans on real estate:
Residential:
One-to-four family	$168,128	$166,483
Home equity loans and lines of credit	35,338	33,259
Commercial	81,719	74,911
Construction	7,270	7,807

	292,455	282,460
Commercial and industrial	1,996	2,040
Consumer	3,178	2,602

Total loans	297,629	287,102
Allowance for loan losses	(3,259)	(3,239)
Net deferred loan costs and fees, and purchase premiums	1,229	1,288

	$295,599	$285,151

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2016 and 2015:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2016
Allowance at March 31, 2016	$1,054	$431	$1,559	$121	$36	$84	$3,285
Provision for loan losses	(9)	13	(39)	14	—	21	—
Loans charged-off	—	—	—	—	—	(34)	(34)
Recoveries	1	—	—	—	—	7	8

Balance at June 30, 2016	$1,046	$444	$1,520	$135	$36	$78	$3,259

Three Months Ended June 30, 2015
Allowance at March 31, 2015	$1,368	$488	$1,539	$60	$51	$31	$3,537
Provision for loan losses	(55)	54	41	68	(8)	25	125
Loans charged-off	—	—	—	—	—	(12)	(12)
Recoveries	1	—	—	—	1	1	3

Balance at June 30, 2015	$1,314	$542	$1,580	$128	$44	$45	$3,653

Six Months Ended June 30, 2016
Allowance at December 31, 2015	$1,076	$512	$1,402	$159	$37	$53	$3,239
Provision for loan losses	(32)	(68)	118	(24)	(1)	69	62
Loans charged-off	—	—	—	—	—	(60)	(60)
Recoveries	2	—	—	—	—	16	18

Balance at June 30, 2016	$1,046	$444	$1,520	$135	$36	$78	$3,259

Six Months Ended June 30, 2015
Allowance at December 31, 2014	$1,368	$488	$1,539	$60	$51	$38	$3,544
Provision for loan losses	(55)	54	41	68	(8)	25	125
Loans charged-off	—	—	—	—	—	(29)	(29)
Recoveries	1	—	—	—	1	11	13

Balance at June 30, 2015	$1,314	$542	$1,580	$128	$44	$45	$3,653

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Additional information pertaining to the allowance for loan losses at June 30, 2016 and December 31, 2015 is as follows:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
	(In thousands)
June 30, 2016
Allowance for impaired loans	$223	$2	$19	$—	$—	$—	$244
Allowance for non-impaired loans	823	442	1,501	135	36	78	3,015

Total allowance for loan losses	$1,046	$444	$1,520	$135	$36	$78	$3,259

Impaired loans	$4,564	$277	$1,221	$—	$—	$—	$6,062
Non-impaired loans	163,564	35,061	80,498	7,270	1,996	3,178	291,567

Total loans	$168,128	$35,338	$81,719	$7,270	$1,996	$3,178	$297,629

December 31, 2015
Allowance for impaired loans	$254	$2	$28	$—	$—	$—	$284
Allowance for non-impaired loans	822	510	1,374	159	37	53	2,955

Total allowance for loan losses	$1,076	$512	$1,402	$159	$37	$53	$3,239

Impaired loans	$4,961	$277	$1,449	$—	$16	$—	$6,703
Non-impaired loans	161,522	32,982	73,462	7,807	2,024	2,602	280,399

Total loans	$166,483	$33,259	$74,911	$7,807	$2,040	$2,602	$287,102

The following is a summary of past due and non-accrual loans at June 30, 2016 and December 31, 2015:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Non- accrual Loans
	(In thousands)
June 30, 2016
Residential one-to-four family	$392	$—	$—	$392	$1,715
Home equity loans and lines of credit	—	—	—	—	277
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$392	$—	$—	$392	$1,992

December 31, 2015
Residential one-to-four family	$403	$133	$46	$582	$2,022
Home equity loans and lines of credit	—	247	—	247	30
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	16
Consumer	—	—	—	—	—

Total	$403	$380	$46	$829	$2,068

At June 30, 2016 and December 31, 2015, there were no loans past due 90 days or more and still accruing interest.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following is a summary of impaired loans at June 30, 2016 and December 31, 2015:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
June 30, 2016
Impaired loans without a valuation allowance:
Residential one-to-four family	$949	$949	$—
Home equity loans and lines of credit	247	247	—
Commercial real estate	276	276	—

Total	1,472	1,472	—

Impaired loans with a valuation allowance:
Residential one-to-four family	3,615	3,615	223
Home equity loans and lines of credit	30	30	2
Commercial real estate	945	945	19

Total	4,590	4,590	244

Total impaired loans	$6,062	$6,062	$244

December 31, 2015
Impaired loans without a valuation allowance:
Residential one-to-four family	$874	$874	$—
Home equity loans and lines of credit	247	247	—
Commercial real estate	422	422	—
Commercial and industrial	16	16	—

Total	1,559	1,559	—

Impaired loans with a valuation allowance:
Residential one-to-four family	4,088	4,088	254
Home equity loans and lines of credit	30	30	2
Commercial real estate	1,026	1,026	28

Total	5,144	5,144	284

Total impaired loans	$6,703	$6,703	$284

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Additional information pertaining to impaired loans follows:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Six Months Ended June 30, 2016
Residential one-to-four family	$4,942	$89	$29
Home equity loans and lines of credit	241	1	1
Commercial real estate	1,304	33	—
Commercial and industrial	12	—	—

Total	$6,499	$123	$30

Six Months Ended June 30, 2015
Residential one-to-four family	$6,469	$110	$33
Home equity loans and lines of credit	36	1	—
Commercial real estate	7,115	183	7
Commercial and industrial	17	—	—

Total	$13,637	$294	$40

Three Months Ended June 30, 2016
Residential one-to-four family	$4,783	$48	$16
Home equity loans and lines of credit	288	1	1
Commercial real estate	1,236	17	—

Total	$6,307	$66	$17

Three Months Ended June 30, 2015
Residential one-to-four family	$6,441	$52	$16
Home equity loans and lines of credit	18	—	—
Commercial real estate	6,578	93	2
Commercial and industrial	17	—	—

Total	$13,054	$145	$18

No additional funds are committed to be advanced in connection with impaired loans.

Troubled Debt Restructurings

The Company periodically grants concessions to borrowers experiencing financial difficulties.

At June 30, 2016, the Company had 18 residential real estate loans and 5 commercial real estate loans aggregating $4,548,000 and $1,010,000, respectively, which were subject to troubled debt restructuring agreements.

At June 30, 2015, the Company had 28 residential real estate loans and 7 commercial real estate loans aggregating $6,373,000 and $4,081,000, respectively, which were subject to troubled debt restructuring agreements.

As of June 30, 2016 and 2015, $3,859,000 and $8,138,000, respectively, in troubled debt restructurings were performing in accordance with the terms of the modified loan agreements.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The Company’s troubled debt restructurings consist primarily of interest rate concessions for periods of three months to thirty years for residential real estate loans, and for periods up to one year for commercial real estate loans. For the six months ended June 30, 2016 the Company had no modifications of loans meeting the criteria of a troubled debt restructuring. For the six months ended June 30, 2015 the Company modified 2 loans meeting the criteria of a troubled debt restructuring having a loan balance of $434,000 with rate reductions ranging from 1% to 3%.

Management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each of the troubled debt restructurings. Any reserve required is recorded as part of the allowance for loan losses. During the three and six months ended June 30, 2016 and 2015, there were no material changes to the allowance for loan losses as a result of loan modifications made which were considered a troubled debt restructuring.

During the three and six months ended June 30, 2016 and 2015, there were no troubled debt restructurings that defaulted (over 30 days past due) within twelve months of the restructure date.

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial and industrial loans. Annually, the Company engages an independent third party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

The following table presents the Company’s loans by risk rating:

	June 30, 2016			December 31, 2015
	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial
	(In thousands)
Loans rated 1 - 3A	$80,706	$7,270	$1,946	$73,517	$7,807	$2,006
Loans rated 4	802	—	50	1,145	—	—
Loans rated 5	211	—	—	249	—	34

	$81,719	$7,270	$1,996	$74,911	$7,807	$2,040

Residential mortgages, including home equity loans and lines of credit, and consumer loans are monitored for credit quality based primarily on their payment status.

NOTE 6 – ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Loan Commitments

Mortgage loan commitments qualify as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that these loans will subsequently be sold in the secondary market.

NOTE 6 – ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of derivative loan commitments was $23,717,000 and $5,292,000 at June 30, 2016 and December 31, 2015, respectively. The fair value of such commitments was an asset of $515,000 and $93,000 as of June 30, 2016 and December 31, 2015, respectively, and is included in other assets in the consolidated balance sheets.

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

With a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g. on the same day the lender commits to lend funds to a potential borrower).

The Company expects that these forward loan sale commitments will experience inverse changes in fair value to the change in fair value of derivative loan commitments. The notional amount of undesignated forward loan sale commitments was $25,745,000 and $7,371,000 at June 30, 2016 and December 31, 2015, respectively. The fair value of such commitments was an asset of $2,000 and $14,000 at June 30, 2016 and December 31, 2015, respectively, included in other assets in the consolidated balance sheets and a liability of $182,000 at June 30, 2016 included in other liabilities in the consolidated balance sheet.

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

Securities – All fair value measurements are obtained from a third-party pricing service and are not adjusted by management. The securities measured at fair value in Level 1 (none at June 30, 2016 and December 31, 2015) are based on quoted market prices in an active exchange market. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

Federal Home Loan Bank (“FHLB”) stock – It is not practical to determine the fair value of FHLB stock due to restrictions on its transferability.

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

FHLBB advances – The fair values of the Company’s FHLBB advances are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Accrued interest – The carrying amounts of accrued interest approximate fair value.

On-balance-sheet derivatives - Fair values of forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans based on current market prices for similar assets in the secondary market. For derivative loan commitments, fair values also include the value of servicing, deferred origination fees/costs and the probability of such commitments being exercised.

Off-balance sheet credit-related instruments – Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair values of these instruments are not material.

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below. There were no liabilities measured at fair value on a recurring basis at December 31, 2015.

				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
June 30, 2016
Assets:
Securities available for sale:
Debt securities	$—	$54,701	$—	$54,701
Mutual fund	—	552	—	552
Derivative loan commitments	—	515	—	515
Forward loan sale commitments	—	2	—	2
Liabilities:
Forward loan sale commitments		182	—	182
December 31, 2015
Assets:
Securities available for sale:
Debt securities	$—	$61,722	$—	$61,722
Mutual fund	—	545	—	545
Derivative loan commitments	—	93	—	93
Forward loan sale commitments	—	14	—	14

NOTE 7 – FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$—	$4,822	$—
Collateral dependent impaired loans	—	—	900
Foreclosed real estate	—	—	350
Mortgage servicing rights	—	2,768	—

	$—	$7,590	$1,250

	December 31, 2015
	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$—	$2,870	$—
Collateral dependent impaired loans	—	—	552
Foreclosed real estate	—	—	500
Mortgage servicing rights	—	2,567	—

	$—	$5,437	$1,052

The Company recorded a $150,000 valuation allowance for foreclosed real estate during the three months ended June 30, 2016 based on an updated appraisal.

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015.

The following table shows the significant unobservable inputs used in the non-recurring fair value measurements of Level 3 assets. Foreclosed real estate and collateral dependent impaired loans are evaluated for non-recurring fair value adjustments as determined by third party appraisals without adjustment except as noted below.

		Valuation	Unobservable	Discount
Measurements	Fair Value	Technique	Inputs	Applied
	(In thousands)
June 30, 2016
Foreclosed real estate	$350	Discounted appraisal	Collateral discounts	0%
Collateral dependent impaired loans	900	Discounted appraisals	Collateral discounts	0%
December 31, 2015
Foreclosed real estate	$500	Discounted appraisal	Collateral discounts	32%
Collateral dependent impaired loans	552	Discounted appraisals	Collateral discounts	0%

NOTE 7 – FAIR VALUE OF ASSETS AND LIABILITIES (continued)

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are presented below. Certain financial instruments and all non-financial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include mortgagors’ escrow accounts and accrued interest payable.

	June 30, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$4,675	$4,746	$—	$4,746	$—
Securities available for sale	55,253	55,253	—	55,253	—
Loans held for sale	4,822	4,908	—	4,908	—
Loans, net	295,599	297,897	—	—	297,897
Derivative assets	517	517	—	517	—
Financial liabilities:
Deposits	$391,584	$391,995	$—	$391,995	$—
FHLBB advances	24,068	24,066	—	24,066	—
Derivative liabilities	182	182	—	182	—

	December 31, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$4,675	$4,711	$—	$4,711	$—
Securities available for sale	62,267	62,267	—	62,267	—
Loans held for sale	2,870	2,931	—	2,931	—
Loans, net	285,151	283,542	—	—	283,542
Derivative assets	107	107	—	107	—
Financial liabilities:
Deposits	$309,195	$309,076	$—	$309,076	$—
FHLBB advances	34,914	34,971	—	34,971	—

NOTE 8 – SUBSEQUENT EVENTS

On July 1, 2016, the Company acquired First Eastern for $13,907,000 in cash. Upon completion of the merger, the Company added $26,209,000 in loans held for sale, $30,824,000 in portfolio loans, $4,396,000 in mortgage servicing rights and $41,737,000 in deposits. The Company has not yet finalized its determination of the fair values of acquired assets and liabilities assumed related to the First Eastern acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help potential investors understand the financial performance of Randolph Bancorp and its subsidiaries through a discussion of the factors affecting its financial condition at June 30, 2016 and December 31, 2015, and its results of operations for the three and six month periods ended June 30, 2016 and June 30, 2015. This section should be read in conjunction with the consolidated financial statements of Randolph Bancorp and notes thereto that appear elsewhere in this quarterly report. For the purpose of this quarterly report, the term the “Company” refers to Randolph Bancorp, Inc. and the terms “we,” “our,” and “us” refer to Randolph Bancorp, Inc. or Randolph Bancorp, as the context indicates, and Randolph Savings Bank (the “Bank”) unless the context indicates another meaning.

Forward Looking Statements

This quarterly report contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain current assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding our strategy, goals and expectations; the effectiveness of our investment programs; evaluations of future interest rate trends and liquidity; expectations as to growth in assets, deposits and results of operations, future operations, market position and financial position; and prospects, plans and objectives of management. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond our control.

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

Overview

Our fundamental business strategy is to:

•	Leverage our infrastructure;

•	Further expand mortgage banking;

•	Emphasize commercial lending;

•	Maintain our asset quality;

•	Increase core funding;

•	Improve our delivery channels;

•	Grow through acquisitions; and

•	Remain a community-oriented institution.

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

Critical Accounting Policies

Certain of our accounting policies are important to the presentation of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our significant accounting policies are discussed in Note 1 to our Consolidated Financial Statements included in our prospectus, dated May 13, 2016, filed with the SEC.

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

Completion of Stock Offering and Acquisition of First Eastern Bankshares Corporation

On July 1, 2016, the Company completed its mutual-to-stock conversion and stock offering, and immediately thereafter consummated its acquisition of First Eastern Bankshares Corporation and its wholly-owned subsidiary First Federal Savings Bank of Boston (“First Eastern”). Neither of these transactions are included in the accompanying financial statements as of June 30, 2016 and for the three and six month periods then ended. The direct costs incurred in connection with our stock offering have been deferred and included in other assets in the accompanying balance sheets. Costs associated with the acquisition have been expensed as incurred and consist principally of professional fees to complete the transaction and plan for the integration of the operations of the companies. The majority of such costs were incurred in the second half of 2015. See Notes 1 and 8 to the accompanying consolidated financial statements for additional information related to these transactions.

First Eastern’s primary business is the origination and sale of residential mortgage loans in the secondary market and offering a variety of insured deposit accounts and using such deposits as well as borrowings to originate portfolio loans, primarily residential mortgage and construction loans, to its customers. During the six months ended June 30, 2016, First Eastern originated $184.3 million in residential mortgage loans for sale in the secondary market.

As a result of the merger the Company’s footprint has expanded to include a branch office in downtown Boston, seven loan production offices in Massachusetts and one loan production office in New Hampshire.

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Total Assets. Total assets increased $73.0 million to $456.2 million at June 30, 2016 from $383.2 million at December 31, 2015. This increase was largely attributable to the $67.4 million in stock subscriptions received in connection with our stock offering completed on July 1, 2016. Excluding subscription deposits, assets would have increased $5.6 million, or 1.5%. Growth was concentrated in our loan portfolio which increased by $10.4 million as investment securities decreased $7.0 million during the period. This shift in assets reflected our strategy of investing a greater proportion of our interest-earning assets in loans. The overall asset growth was funded by an increase in deposits, excluding stock subscriptions, of $14.9 million.

Loans Held for Sale. The Company is involved in the secondary mortgage market and designates a significant majority of its residential first mortgage loan production for sale. At June 30, 2016, loans held for sale, which consists of closed residential first mortgage loans which the Company has committed to sell to investors, totaled $4.8 million compared to $2.9 million at December 31, 2015. This increase is due primarily to an increase in recent origination volume attributable to both seasonal factors and the dip in long-term interest rates.

Net Loans. Net loans increased $10.4 million, or 3.7%, to $295.6 million at June 30, 2016 from $285.2 million at December 31, 2015. This growth occurred primarily as a result of commercial real estate loans, which increased $6.8 million, or 9.1%, during the six months ended June 30, 2016. Smaller increases were experienced in residential mortgage loans, home equity loans and lines of credit, and consumer loans. The growth in real estate lending reflects strong local market conditions aided by the low interest rate environment that prevailed throughout the period. The increase in consumer loans is due to the purchase of loans from a third-party lender with whom we have a relationship.

Investment Securities. Investment securities, all of which are classified as available for sale, decreased $7.0 million, or 11.3%, to $55.3 million at June 30, 2016 from $62.3 million at December 31, 2015. At June 30, 2016, investment securities represented 12.1% of total assets compared to 16.3% at December 31, 2015. This decrease is a consequence of our strategic shift to investing a higher proportion of interest-earning assets in loans. During the six months ended June 30, 2016, we directed a significant majority of cash flows from investment maturities and calls as well as principal payments on mortgage-backed securities aggregating $10.0 million to fund loan growth.

Bank-owned Life Insurance. Bank-owned life insurance (“BOLI”) decreased $1.7 million, or 17.5%, to $7.9 million at June 30, 2016 from $9.6 million at December 31, 2015. This decrease was caused by the liquidation of certain policies due to the passing in April 2016 of a director, partially offset by increases in the cash surrender value of the remaining underlying insurance policies. The proceeds of the life insurance policies on the deceased director totaled $2.2 million and were received in July 2016. The related receivable is included in other assets as of June 30, 2016.

Deposits. Deposits increased $82.4 million to $391.6 million at June 30, 2016 from $309.2 million at December 31, 2015. This growth occurred primarily as a result of stock subscriptions of $67.4 million received during 2016 in connection with the stock offering. Excluding stock subscriptions, deposits increased $14.9 million, or 4.8% since December 31, 2015. Deposit growth occurred in term certificate accounts which increased $6.2 million, or 7.5%, due to both special rate programs and new product offerings. Non-maturity deposits, consisting of demand deposits, NOW accounts, money market accounts and regular savings accounts increased $8.7 million, or 3.9%. This increase resulted growth in new consumer savings and checking account products introduced in recent years as well as a business checking account product.

As a result of the stock offering being over-subscribed, $16.5 million was refunded to depositors in July 2016. The remaining stock subscriptions became part of stockholders’ equity upon closing of the stock offering on July 1, 2016.

FHLB Advances. FHLB advances decreased $10.8 million, or 31.1%, to $24.1 million at June 30, 2016 from $34.9 million at December 31, 2015. New borrowings during the six months ended June 30, 2016 of $4.9 million represented community development advances which bear a discounted rate from other advances with the same maturity. These advances had a weighted average maturity of 49 months and a weighted average interest rate of 1.17%.

Total Equity. Total equity increased $1.7 million, or 5.3%, to $34.2 million at June 30, 2016 from $32.5 million at December 31, 2015. This increase was attributable to $0.7 million in earnings during the six months ended June 30, 2016 and appreciation of $1.0 million in the fair value of investment securities caused by a reduction in longer-term interest rates during 2016.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

General. Net income of $718,000 for the three months ended June 30, 2016 included a gain on a life insurance settlement of $486,000. Exclusive of this item, net income would have been $232,000 for the three months ended June 30, 2016, compared to a net loss of $367,000 for the same period in 2015. The year-over-year improvement in second quarter results of operations of $599,000 was principally due to revenue growth with net interest income increasing $128,000 and gains on the sales of mortgage loans increasing $450,000 in 2016.

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

	For the Three Months Ended June 30,
	2016			2015
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$299,567	$2,830	3.78%	$264,544	$2,560	3.87%
Investment securities(2) (6)	58,478	431	2.95%	77,647	550	2.83%
Interest-earning deposits	20,240	32	0.63%	5,434	16	1.18%

Total interest-earning assets	378,285	3,293	3.48%	347,625	3,126	3.60%

Noninterest-earning assets	23,692			23,026

Total assets	$401,977			$370,651

Interest-bearing liabilities:
Savings accounts	97,668	37	0.15%	91,147	28	0.12%
NOW accounts	50,803	44	0.35%	50,971	24	0.19%
Money market accounts	40,078	33	0.33%	47,518	52	0.44%
Term certificates	89,357	213	0.95%	83,124	193	0.93%
Stock subscriptions	15,744	4	0.10%	—	—	0.00%

Total interest-bearing deposits	293,650	331	0.45%	272,760	297	0.44%
FHLB advances	27,058	57	0.84%	25,421	31	0.49%

Total interest-bearing liabilities	320,708	388	0.48%	298,181	328	0.44%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	41,983			32,617
Other noninterest-bearing liabilities	5,418			5,834

Total liabilities	368,109			336,632
Total equity	33,868			34,019

Total liabilities and equity	$401,977			$370,651

Net interest income		$2,905			$2,798

Interest rate spread(3)			3.00%			3.16%
Net interest-earning assets(4)	$57,577			$49,444

Net interest margin(5)			3.07%			3.22%
Ratio of interest-earning assets to interest-bearing liabilities	117.95%			116.58%

(1)	Includes nonaccruing loan balances and interest received on such loans.
(2)	Includes carrying value of securities classified as available-for-sale, FHLB stock and investment in the Depositors Insurance Fund.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
(6)	Includes tax equivalent adjustments for municipal securities, based on a 34% effective tax rate, of $33,000 and $54,000 for the three months ended June 30, 2016 and 2015.

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

	Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$332	$(62)	$270
Investment securities	(140)	21	(119)
Interest-earning deposits	29	(13)	16

Total interest-earning assets	221	(54)	167

Interest-bearing liabilities:
Savings accounts	2	7	9
NOW accounts	—	20	20
Money market accounts	(8)	(11)	(19)
Term certificates	15	5	20
Stock subscriptions	4	—	4

Total interest-bearing deposits	13	21	34
FHLB advances	3	23	26

Total interest-bearing liabilities	16	44	60

Change in net interest income	$205	$(98)	$107

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $167,000, or 5.3%, to $3.3 million for the three months ended June 30, 2016 compared to $3.1 million for the three months ended June 30, 2015. This increase was entirely due to the growth in the average balances of loans between periods of $35.0 million as the average yield on loans declined 9 basis points to 3.78% in the three months ended June 30, 2016 from 3.87% in the three months ended June 30, 2015. The reduction in yield is a consequence of the continuation of the lower interest rate environment as well as competitive pressures. The overall increase in interest and dividend income was adversely affected by a $119,000 reduction in interest income due to the $19.2 million decline in the average balances of investment securities, which resulted from our strategic focus on investing a greater proportion of our interest-earnings assets in loans.

Interest Expense. Interest expense increased $60,000, or 18.3%, to $388,000 for the three months ended June 30, 2016 compared to $328,000 for the three months ended June 30, 2015. This increase was due to additional interest expense for both deposits and FHLB advances. The increase in deposit interest of $34,000 was primarily due to increases of $6.2 million and $6.5 million in the average balances of term certificate accounts and savings accounts, respectively. The increase in interest on FHLB advances of $26,000 was primarily due to the 35 basis points increase in the cost of FHLB advances to 0.84% for the three months ended June 30, 2016 from 0.49% for the three months ended June 30, 2015. This increase reflects the impact of the longer term, higher cost borrowings of $4.9 million in 2016.

Net Interest Income. Net interest income increased $107,000, or 3.8%, to $2.9 million for the three months ended June 30, 2016 compared to $2.8 million for the three months ended June 30, 2015. This improvement resulted from the growth in average interest-earning assets of $30.7 million, partially offset by a decline in the net interest margin of 15 basis points to 3.07% in the 2016 period from 3.22% in the 2015 period.

Provision for Loan Losses. Based on the application of our loan loss methodology, as described in the notes to the consolidated financial statements presented elsewhere in this quarterly report, we recorded no provision for loan losses for the three months ended June 30, 2016, compared to a provision of $125,000 in the same quarter of the prior year. During the three months ended June 30, 2016, the Company experienced continuing improvement in its asset quality measures including non-accrual loans, classified assets and delinquency data. In addition, loan growth during the quarter was not significant. The allowance for loan losses as a percentage of total loans at June 30, 2016 was 1.09% compared to 1.12% at December 31, 2015.

Net Gain on Sale of Mortgage Loans. The net gain on sale of mortgage loans increased $450,000 to $1.1 million for the three months ended June 30, 2016 compared to $608,000 in the three months ended June 30, 2015. During the three months ended June 30, 2016, we sold $33.8 million of residential mortgage loans compared to $25.7 million of such loans in the three months ended June 30, 2015. The increase in the net gain on loan sales was positively affected by the prevailing low interest rate environment which contributed to increases in the volume of both loans sold and interest rate lock commitments issued to customers included in the loan pipeline.

Other Non-interest Income. Non-interest income, excluding the net gain on the sale of mortgage loans, increased $502,000 to $1.0 million for the three months ended June 30, 2016 compared to $526,000 during the same quarter of the prior year. During the second quarter of 2016, the Company recognized a gain of $486,000 on the settlement of life insurance policies. Exclusive of this gain, other non-interest income would have increased $16,000, or 3.0%, in the second quarter of 2016 compared to the second quarter of 2015.

Non-interest Expenses. Non-interest expenses increased $118,000, or 2.9%, and amounted to $4.2 million for the three months ended June 30, 2016 compared to $4.1 million for the same period in 2015. This increase was principally due to an increase of $158,000, or 7.1%, in salaries and employee benefits due to higher commission expense associated with loan sales partially offset by $74,000 in savings associated with the termination and settlement of the defined benefit pension plan in July 2015. Professional fees increased $37,000, or 12.3%, to $338,000 due to preparation for the integration of operations with First Eastern. The Company recognized a $150,000 write-down in foreclosed real estate during the second quarter of 2016 causing a $50,000 increase year-over-year in this expense category. Partially offsetting these cost increases were reductions of $44,000 in occupancy and equipment expenses and $126,000 in data processing expenses. In March 2016, we entered into a new agreement with our third party core data processor which positively impacted operating results during the three months ended June 30, 2016 by approximately $100,000.

Income Tax Expense (Benefit). Due to our net operating loss carryforward position and favorable book-to-tax differences, no provision (benefit) for Federal income taxes was recorded during the three months ended June 30, 2016 and 2015.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

General. Net income of $720,000 for the six months ended June 30, 2016 included a gain on a life insurance settlement of $486,000. Exclusive of this item, net income would have been $234,000 in the six months ended June 30, 2016, compared to a net loss of $652,000 in the same period of the prior year. The year-over-year improvement in results of operations of $886,000 was principally due to revenue growth with net interest income increasing $253,000 and gains on the sales of mortgage loans increasing $549,000 in 2016.

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

	For the Six Months Ended June 30,
	2016			2015
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$294,976	$5,548	3.76%	$259,379	$5,012	3.86%
Investment securities(2) (6)	60,978	879	2.88%	78,417	1,090	2.78%
Interest-earning deposits	13,902	55	0.79%	5,704	31	1.09%

Total interest-earning assets	369,856	6,482	3.51%	343,500	6,133	3.57%

Noninterest-earning assets	22,916			22,898.50

Total assets	$392,772			$366,399

Interest-bearing liabilities:
Savings accounts	96,231	72	0.15%	89,628	53	0.12%
NOW accounts	50,356	82	0.33%	49,506	38	0.15%
Money market accounts	41,144	67	0.33%	47,888	104	0.43%
Term certificates	88,256	420	0.95%	83,269	392	0.94%
Stock subscriptions	7,872	4	0.10%	—	—	—

Total interest-bearing deposits	283,858	645	0.45%	270,289	587	0.43%
FHLB advances	30,075	118	0.78%	24,366	57	0.47%

Total interest-bearing liabilities	313,933	763	0.49%	294,655	644	0.44%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	39,668			31,853
Other noninterest-bearing liabilities	5,513			5,783

Total liabilities	359,113			332,290
Total equity	33,659			34,109

Total liabilities and equity	$392,772			$366,399

Net interest income		$5,719			$5,489

Interest rate spread(3)			3.02%			3.13%
Net interest-earning assets(4)	$55,923			$48,846

Net interest margin(5)			3.09%			3.20%
Ratio of interest-earning assets to interest-bearing liabilities	117.81%			116.58%

(1)	Includes nonaccruing loan balances and interest received on such loans.
(2)	Includes carrying value of securities classified as available-for-sale, FHLB stock and investment in the Depositors Insurance Fund.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
(6)	Includes tax equivalent adjustments for municipal securities, based on a 34% effective tax rate, of $67,000 and $90,000 for the six months ended June 30, 2016 and 2015.

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

	Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$672	$(136)	$536
Investment securities	(249)	38	(211)
Interest-earning deposits	36	(12)	24

Total interest-earning assets	459	(110)	349

Interest-bearing liabilities:
Savings accounts	4	15	19
NOW accounts	1	43	44
Money market accounts	(14)	(23)	(37)
Term certificates	24	4	28
Stock subscriptions	4	—	4

Total interest-bearing deposits	19	39	58
FHLB advances	15	46	61

Total interest-bearing liabilities	34	85	119

Change in net interest income	$425	$(195)	$230

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $349,000 or 5.7%, to $6.5 million for the six months ended June 30, 2016 compared to $6.1 million for the six months ended June 30, 2015. This increase was due to the growth in the average balances of loans between periods of $35.6 million as the average yield on loans declined 10 basis points to 3.76% in the six months ended June 30, 2016 from 3.86% in the six months ended June 30, 2015. The reduction in yield is a consequence of the continuation of the lower interest rate environment as well as competitive pressures. The overall increase in interest and dividend income was adversely affected by a $211,000 reduction in interest income due to the $17.4 million decline in the average balances of investment securities, which resulted from our strategic focus on investing a greater proportion of our interest-earnings assets in loans.

Interest Expense. Interest expense increased $119,000, or 18.4%, to $763,000 for the six months ended June 30, 2016 compared to $644,000 for the six months ended June 30, 2015. This increase was due to additional interest expense for both deposits and FHLB advances. The increase in deposit interest of $58,000 was due to increases of $4.9 million and $6.6 million in the average balances of term certificate accounts and savings accounts, respectively. The increase in interest on FHLB advances of $61,000 was due to increased utilization of FHLB advances as a funding source as the average balances of such advances increased by $5.7 million in the 2016 period compared to the 2015 period. The cost of FHLB advances increased 31 basis points to 0.78% for the six months ended June 30, 2016 from 0.47% for the six months ended June 30, 2015 primarily as a result of the longer term, higher cost borrowings of $4.9 million in 2016.

Net Interest Income. Net interest income increased $230,000, or 4.2%, to $5.7 million for the six months ended June 30, 2016 compared to $5.5 million for the six months ended June 30, 2015. This improvement resulted from the growth in average interest-earning assets of $26.4 million, partially offset by a decline in the net interest margin of 11 basis points to 3.09% in the 2016 period from 3.20% in the 2015 period.

Provision for Loan Losses. Based on the application of our loan loss methodology, as described in the notes to the consolidated financial statements presented elsewhere in this quarterly report, we recorded a provision for loan losses of $62,000 for the six months ended June 30, 2016 compared to a provision of $125,000 for the same period in 2015. The provision in 2016 was in the general component of the allowance for loan losses and was reflective of the growth experienced in our commercial real estate loan portfolio while the provision in 2015 was caused by growth across the entire loan portfolio. The allowance for loan losses as a percentage of total loans at June 30, 2016 was 1.09% compared to 1.12% at December 31, 2015.

Net Gain on Sale of Mortgage Loans The net gain on sale of mortgage loans increased $549,000, or 46.1%, to $1.7 million for the six months ended June 30, 2016 compared to $1.2 million in the six months ended June 30, 2015. During the six months ended June 30, 2016, we sold $58.9 million of residential mortgage loans compared to $49.8 million of such loans in the six months ended June 30, 2015. The increase in loan sales was positively affected by the prevailing low interest rate environment which contributed to increases in the volume of both loans sold and interest rate lock commitments issued to customers included in the loan pipeline.

Other Non-interest Income. Non-interest income, excluding the net gain on the sale of mortgage loans, increased $660,000 to $1.6 million for the six months ended June 30, 2016 compared to $1.0 million during the same time period of the prior year. During the second quarter of 2016, the Company recognized a gain of $486,000 on the settlement of life insurance policies. Exclusive of this gain, other non-interest income would have increased $174,000, or 17.6%, in the first half of 2016 compared to the first half of 2015. The principal causes of this increase were a gain of $62,000 on the call of an investment security and an increase of $73,000 in net mortgage servicing income.

Non-interest Expenses. Non-interest expenses increased $146,000, or 1.8%, and amounted to $8.3 million and $8.1 million for the six months ended June 30, 2016 and 2015, respectively. This increase was partially due to an increase of $158,000, or 3.6%, in salaries and employee benefits due to higher commission expense associated with loan sales partially offset by $181,000 in savings associated with termination and settlement of the defined benefit pension plan in July 2015. Professional fees increased $228,000, or 44.5%, during the first half of 2016 to $740,000 due to legal and consulting costs associated with the acquisition of First Eastern. These increases were partially offset by lower occupancy expenses of $175,000 due to the milder weather conditions experienced in 2016 and lower data processing expenses of $110,000 during the six months ended June 30, 2016 as compared to the same period in the prior year. In March 2016, the Company entered into a new agreement with our third party core data processor which positively impacted our operating results during the six months ended June 30, 2016 by approximately $150,000.

Income Tax Expense (Benefit). Due to our net operating loss carryforward position and favorable book-to-tax differences, no provision (benefit) for Federal income taxes was recorded during the six months ended June 30, 2016 and 2015. Insignificant amounts of state income taxes were recognized in each period related to our securities corporation subsidiary.

Asset Quality

Nonperforming Assets. The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	June 30, 2016	December 31, 2015
	(In thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family residential	$1,715	$2,022
Commercial	—	—
Home equity loans and lines of credit	277	30
Construction	—	—
Commercial and industrial loans	—	16
Consumer loans	—	—

Total nonaccrual loans	1,992	2,068

Foreclosed real estate:
One- to four-family residential	—	—
Commercial	350	500

Total other real estate owned	350	500

Total nonperforming assets	2,342	2,568
Performing troubled debt restructurings	3,859	4,388

Total nonperforming assets and performing troubled debt restructurings	$6,201	$6,956

Total nonperforming loans to total loans(1)	0.67%	0.72%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.36%	1.82%

(1)	Total loans exclude loans held for sale but include net deferred loan costs and fees.

Interest income that would have been recorded for the six months ended June 30, 2016, had nonaccruing loans been current according to their original terms amounted to $38,000. Income related to nonaccrual loans included in interest income for the six months ended June 30, 2016, amounted to $30,000.

Classified Loans. The following table shows the aggregate amounts of our regulatory classified loans, consisting of commercial real estate, construction and commercial and industrial loans, at the dates indicated.

	June 30, 2016	December 31, 2015
	(In thousands)
Classified assets:
Substandard	$211	$283
Doubtful	—	—
Loss	—	—

Total classified assets	$211	$283

Special mention	$852	$1,145

None of the special mention loans at June 30, 2016 or December 31, 2015 were on nonaccrual.

Other than as disclosed in the above tables, there are no other loans where management has information indicating that there is serious doubt about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	June 30, 2016			December 31, 2015
	30-59 Days	60-89 Days	90 Days or	30-59 Days	60-89 Days	90 Days or
(In thousands)	Past Due	Past Due	More Past Due	Past Due	Past Due	More Past Due
Real estate loans:
One- to four-family residential	$392	$—	$—	$403	$133	$46
Commercial	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	247	—
Construction	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total	$392	$—	$—	$403	$380	$46

Nonaccrual loans of $2.0 and 2.1 million at June 30, 2016 and December 31, 2015, respectively, are excluded from the preceding table.

Allowance for Loan Losses. The following table sets the breakdown for loan losses by loan category at the dates indicated.

	June 30, 2016			December 31, 2015
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$1,046	32.09%	56.49%	$1,076	33.22%	57.99%
Commercial	1,520	46.64%	27.46%	1,402	43.28%	26.09%
Home equity loans and lines of credit	444	13.62%	11.87%	512	15.81%	11.58%
Construction	135	4.14%	2.44%	159	4.91%	2.72%
Commercial and industrial loans	36	1.10%	0.67%	37	1.14%	0.71%
Consumer loans	78	2.40%	1.07%	53	1.64%	0.91%

Total	$3,259	100.00%	100.00%	$3,239	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Allowance at beginning of period	$3,239	$3,544
Provision for loan losses	62	125
Charge offs:
Real estate loans:
One- to four-family residential	—	—
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	(60)	(29)

Total charge-offs	(60)	(29)

Recoveries:
Real estate loans:
One- to four-family residential	2	1
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	1
Consumer loans	16	11

Total recoveries	18	13

Net charge-offs	(42)	(16)

Allowance at end of period	$3,259	$3,653

Total loans outstanding(1)	$298,858	$288,390
Average loans outstanding	$294,976	$259,379
Allowance for loan losses as a percent of total loans outstanding(1)	1.09%	1.27%
Net loans charged off as a percent of average loans outstanding	0.01%	0.01%
Allowance for loan losses to nonperforming loans	163.60%	176.64%

(1)	Total loans exclude loans held for sale but include net deferred loan costs and fees.

Liquidity and Capital Resources

At June 30, 2016, we had $24.1 million of FHLB advances outstanding. At that date, we had the ability to borrow up to an additional $83.0 million from the FHLB and $3.5 million under a line of credit with a correspondent bank.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2016, cash and cash equivalents totaled $72.9 million. On July 1, 2016, $30.4 million of this amount was used to pay refunds for stock subscriptions and to fund the acquisition of First Eastern. We anticipate that the remaining higher than normal level of liquid assets will be gradually absorbed into the investment and loan portfolios during the remainder of 2016.

Financing activities consist primarily of activity in deposit accounts and borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. We experienced a net increase in deposits of $82.3 million for the six months ended June 30, 2016. This growth occurred primarily as a result of stock subscriptions of $67.4 million received during 2016 in connection with our stock offering. Excluding stock subscriptions, deposits increased $14.9 million, or 4.8%, since December 31, 2015. As a result of the over-subscription in our stock offering, $16.5 million was refunded to depositors in July 2016. The remaining stock subscriptions became part of stockholders’ equity providing the Company with approximately $50 million of additional capital and liquid assets. We experienced a net decrease in borrowings of $10.8 million for the six months ended June 30, 2016, as deposit growth was partially used to pay-down borrowings with the FHLB.

At June 30, 2016, we had $30.7 million in loan commitments outstanding. In addition to commitments to originate loans, we had $32.3 million in unused lines of credit to borrowers and letters of credit and $3.9 million in undisbursed construction loans. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2016 totaled $50.4 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed.

We are subject to various regulatory capital requirements, including a risk-based capital measure. At June  30, 2016, we exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to disclose quantitative and qualitative information about market risk as it qualifies as a smaller reporting company.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any material pending litigation.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Company’s prospectus dated May 13, 2016, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 20, 2016, under the heading “Risk Factors.” The Company’s evaluation of its risk factors has not changed materially since those discussed in the prospectus.

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

10.1	The Amendment to the Letter Agreement, by and among Randolph Bancorp, Inc., Randolph Savings Bank and James P. McDonough, dated as of June 30, 2016 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2016)†

10.2	The Agreement between Randolph Savings Bank and Peter J. Fraser, dated as of July 1, 2016 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2016)†

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Randolph Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Changes in Equity for the six months ended June 30, 2016 and 2015, Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (v) Notes to Unaudited Consolidated Financial Statements.

†	Management contract or compensation plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Randolph Bancorp, Inc.

Date: August 10, 2016	By:	/s/ James P. McDonough
James P. McDonough
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2016	By:	/s/ Michael K. Devlin
Michael K. Devlin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

10.1	The Amendment to the Letter Agreement, by and among Randolph Bancorp, Inc., Randolph Savings Bank and James P. McDonough, dated as of June 30, 2016 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2016)†

10.2	The Agreement between Randolph Savings Bank and Peter J. Fraser, dated as of July 1, 2016 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2016)†

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Randolph Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Changes in Equity for the six months ended June 30, 2016 and 2015, Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (v) Notes to Unaudited Consolidated Financial Statements.

†	Management contract or compensation plan or arrangement