Form 10-Q
period 2016-09-30
Randolph Bancorp, Inc.
filed 2016-11-10
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

Commission File Number: 001-37780

Randolph Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	81-1844402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Cabot Place
Stoughton, Massachusetts	02072
(Address of principal executive offices)	(Zip Code)

(781) 963-2100

(Registrant's telephone number, including area code)

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

As of November 10, 2016, there were 5,868,726 shares of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

RANDOLPH BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(In thousands)

	September 30,	December 31,
	2016	2015
Assets
Cash and due from banks	$4,917	$2,721
Interest-bearing deposits	22,076	1,925
Total cash and cash equivalents	26,993	4,646

Certificates of deposit	3,675	4,675
Securities available for sale, at fair value	70,877	62,267
Loans held for sale, at fair value at September 30, 2016 and lower of cost or fair value
at December 31, 2015	29,092	2,870
Loans, net of allowance for loan losses of $3,096 and $3,239, respectively	327,519	285,151
Federal Home Loan Bank stock, at cost	2,368	2,728
Accrued interest receivable	1,067	1,065
Mortgage servicing rights	9,351	2,567
Premises and equipment, net	6,309	2,891
Bank-owned life insurance	7,852	9,620
Foreclosed real estate	353	500
Other assets	4,101	4,183

Total assets	$489,557	$383,163

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$55,129	$37,968
Interest bearing	300,913	271,227
Total deposits	356,042	309,195

Federal Home Loan Bank advances	36,802	34,914
Mortgagors' escrow accounts	2,053	1,445
Post-employment benefit obligations	2,854	3,294
Other liabilities	5,954	1,856
Total liabilities	403,705	350,704

Stockholders' Equity:
Preferred stock, no par value; authorized: 1,000,000 shares; issued: none	—	—
Common stock, $.01 par value; authorized: 15,000,000 shares; issued and
outstanding: 5,868,726 shares at September 30, 2016 and none at December 31, 2015	59	—
Additional paid-in capital	56,288	—
Retained earnings	33,207	32,198
ESOP-Unearned compensation	(4,601)	—
Accumulated other comprehensive income, net of tax	899	261
Total stockholders' equity	85,852	32,459

Total liabilities and stockholders' equity	$489,557	$383,163

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands except per share amount)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest and dividend income:
Loans	$3,434	$2,751	$8,982	$7,763
Securities-taxable	282	396	908	1,185
Securities-tax exempt	90	101	277	312
Interest-bearing deposits and certificates of deposit	70	17	124	48
Total interest and dividend income	3,876	3,265	10,291	9,308

Interest expense:
Deposits	388	292	1,033	879
Federal Home Loan Bank advances	67	52	185	109
Total interest expense	455	344	1,218	988

Net interest income	3,421	2,921	9,073	8,320
Provision (credit) for loan losses	(160)	(153)	(98)	(28)

Net interest income after provision (credit) for loan losses	3,581	3,074	9,171	8,348

Non-interest income:
Customer service fees	369	408	1,122	1,178
Net gain on sales of mortgage loans	5,401	755	7,140	1,945
Mortgage servicing	(95)	79	74	175
Gain (loss) on sales/calls of securities and impairment
write-downs, net	100	(261)	162	(268)
Increase in cash surrender value of life insurance	36	59	140	180
Gain on life insurance settlements	—	402	486	402
Bargain purchase gain	1,451	—	1,451	—
Other	98	8	173	17
Total non-interest income	7,360	1,450	10,748	3,629

Non-interest expenses:
Salaries and employee benefits	5,348	2,538	9,931	6,963
Occupancy and equipment	691	423	1,448	1,355
Data processing	209	263	595	759
Professional fees	393	231	983	743
Marketing	135	83	307	257
Foreclosed real estate, net	5	—	162	121
FDIC insurance	74	77	213	222
Charitable foundation contribution	2,275	—	2,275	—
Merger and integration costs	514	517	664	517
Other	1,008	754	2,329	2,058
Total non-interest expenses	10,652	4,886	18,907	12,995

Income (loss) before income taxes	289	(362)	1,012	(1,018)

Income tax expense (benefit)	—	(1)	3	(5)
Net income (loss)	$289	$(361)	$1,009	$(1,013)

Weighted average common shares outstanding (basic and diluted)	5,403,923	N/A	N/A	N/A
Earnings per common share (basic and diluted)	$0.05	N/A	N/A	N/A

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$289	$(361)	$1,009	$(1,013)

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	(257)	318	792	131
Reclassification adjustment for net (gains) losses and
impairment write-downs realized in income	(100)	261	(162)	268
Net unrealized gains (losses)	(357)	579	630	399
Related tax effects	—	—	—	—
Net-of-tax amount	(357)	579	630	399

Post-retirement benefit plans:
Defined benefit pension plan:
Reclassification adjustment for actuarial losses recognized	—	292	—	344
Gain arising during the period	—	—	—	—
	—	292	—	344
Supplemental retirement plan:
Reclassification adjustments:
Actuarial losses	7	5	25	16
Prior service (credits) costs recognized	(4)	7	(17)	23
	3	12	8	39

Net change in post-retirement benefit plans	3	304	8	383
Related tax effects	—	15	—	20
Net-of-tax amount	3	319	8	403

Total other comprehensive income (loss)	(354)	898	638	802

Comprehensive income (loss)	$(65)	$537	$1,647	$(211)

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements Changes in Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2016 and 2015

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Income	Equity
	(Dollars in thousands)
Balance at December 31, 2014	—	$—	$—	$32,952	$—	$704	$33,656

Net loss	—	—	—	(1,013)	—	—	(1,013)

Other comprehensive income	—	—	—	—	—	802	802

Balance at September 30, 2015	—	$—	$—	$31,939	$—	$1,506	$33,445

Balance at December 31, 2015	—	$—	$—	$32,198	$—	$261	$32,459

Net income	—	—	—	1,009	—	—	1,009

Other comprehensive income	—	—	—	—	—	638	638

Issuance of common stock for initial
public offering, net of expenses of $2,367	5,686,750	57	54,444	—	—	—	54,501

Issuance of common stock to the
Randolph Savings Charitable Foundation	181,976	2	1,818	—	—	—	1,820

Stock purchased by ESOP	—	—	—	—	(4,695)	—	(4,695)

ESOP shares committed to be released	—	—	26	—	94	—	120

Balance at September 30, 2016	5,868,726	$59	$56,288	$33,207	$(4,601)	$899	$85,852

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$1,009	$(1,013)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	(98)	(28)
Bargain purchase gain	(1,451)	—
Loans originated for sale	(245,642)	(80,651)
Principal balance of loans sold	246,079	81,115
Net amortization of securities	110	94
Net change in deferred loan costs and fees	103	(162)
Net (gain) loss on sales/calls of securities and impairment write-downs	(162)	268
Depreciation and amortization	353	552
Impairment write-downs on foreclosed real estate	150	100
Gain on life insurance settlements, net	(486)	(293)
Charitable foundation contribution	1,820	—
ESOP expense	120	—
Increase in cash surrender value of life insurance	(120)	(181)
Net increase in mortgage servicing rights	(568)	(106)
Other, net	2,812	(854)
Net cash provided by (used in) operating activities	4,029	(1,159)

Cash flows from investing activities:
Redemption (purchases) of certificates of deposit	1,000	(1,960)
Securities available for sale:
Sales	2,521	318
Calls/maturities	6,970	2,756
Purchases	(21,745)	(549)
Principal payments on mortgage-backed securities	4,335	5,979
Loan originations, net of principal repayments	(10,554)	(33,450)
Loans purchased	(572)	(688)
Redemption (purchases) of Federal Home Loan Bank stock	1,009	(925)
Proceeds from sale of building	1,231	—
Proceeds from life insurance settlements	2,157	927
Acquisition of First Eastern, net of cash acquired	(10,956)	—
Purchases of premises and equipment	(674)	(401)
Net cash used in investing activities	(25,278)	(27,993)

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (concluded)

(In thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities:
Net increase in deposits	5,057	7,566
Proceeds from Federal Home Loan Bank advances	9,838	39,730
Repayments of Federal Home Loan Bank advances	(21,138)	(19,697)
Net decrease in mortgagors' escrow accounts	33	81
Net proceeds from the issuance of common stock	54,501	—
Acquisition of common stock by ESOP	(4,695)	—
Deferred stock offering costs	—	(321)
Net cash provided by financing activities	43,596	27,359

Net change in cash and cash equivalents	22,347	(1,793)

Cash and cash equivalents at beginning of period	4,646	5,203

Cash and cash equivalents at end of period	$26,993	$3,410

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$1,222	$979
Income taxes paid	$7	$6

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2016 and 2015

NOTE 1 – BASIS OF PRESENTATION

Overview

Randolph Bancorp, a Massachusetts-chartered mutual holding company (“Bancorp”) and the parent company of Randolph Savings Bank (the “Bank”), adopted a plan of conversion (the “Plan of Conversion”) in January 2016 which was subsequently approved by Bancorp’s Corporators in May 2016. Under the Plan of Conversion, Bancorp would convert from a mutual to a stock holding company in a series of transactions in which Randolph Bancorp, Inc. (together with its consolidated subsidiaries, the “Company” unless the context requires another meaning) a recently formed subsidiary of Bancorp, would be the surviving entity.

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

The direct costs of the Company’s stock offering were deducted from the proceeds of the offering and amounted to $2,367,000.

In connection with the Plan of Conversion, the Company established The Randolph Savings Charitable Foundation, Inc. (the “Foundation”). The Foundation was funded with 181,976 shares of the Company’s common stock and $455,000 in cash. In July 2016, the Company recognized expense of $2,274,700 for this contribution.

The Company and the Bank are required to restrict their net worth by establishing liquidation accounts (collectively, the “liquidation account”) for the benefit of eligible account holders who continue to maintain deposit accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent eligible depositors reduce their qualifying deposits and cannot be increased thereafter with additional deposits. In the event of a complete liquidation of the Bank, each eligible account holder would be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. Neither the Company nor the Bank may declare or pay a cash dividend on its common stock if such dividend would cause its regulatory capital to be reduced below the amount required to maintain the liquidation account.

Bancorp entered into a merger agreement in September 2015 under which it would acquire First Eastern Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary First Federal Savings Bank of Boston (“First Federal” and together with Bankshares, “First Eastern”) in a transaction accounted for as a business combination. Before the acquisition, First Eastern was actively engaged in the mortgage banking business as an originator, seller and servicer of residential mortgage loans. On July 1, 2016, the Company completed the acquisition of First Eastern. See Note 2 for additional information.

Basis of Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying interim financial statements do not include all information required under GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or any other interim period.

For further information, refer to the consolidated financial statements and notes thereto included in the prospectus of Randolph Bancorp, Inc. dated May 13, 2016, as filed with the SEC.

NOTE 2 – ACQUISITION

On July 1, 2016, the Company acquired all of the outstanding common stock of Bankshares for cash of $13.9 million. First Eastern operated eight residential loan production offices in eastern Massachusetts and New Hampshire and a retail banking branch in downtown Boston. As a result of the transaction, Bankshares merged into Randolph Bancorp, Inc. and First Federal merged into

Randolph Savings Bank. This business combination significantly increases the Company’s mortgage banking operations. During the year ended December 31, 2015 and the six months ended June 30, 2016, First Eastern sold $417.6 million and $175.2 million, respectively, of residential mortgage loans in the secondary mortgage market.

The results of First Eastern’s operations are included in the Company’s consolidated statement of operations from the date of acquisition. First Eastern’s assets and liabilities were recorded at their fair value as of the date of acquisition based on management’s preliminary estimates using currently available information. Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required, such adjustments will be included in the purchase price allocation in the reporting period in which the adjustment amounts are determined. Cash consideration paid, and fair values of First Eastern’s assets acquired and liabilities assumed, along with the resulting bargain purchase gain, are summarized in the following table (in thousands):

		Fair Value
	As Acquired	Adjustments		As Recorded
	(In thousands)
Cash and cash equivalents	$2,951	$—		$2,951
Loans held for sale	26,209	450	(a)	26,659
Loans	30,824	482	(b)	31,306
Mortgage servicing rights	4,396	1,820	(c)	6,216
Premises and equipment	1,566	1,534	(d)	3,100
Core deposit intangible	—	118	(e)	118
Goodwill	789	(789)	(f)	-
Other assets	2,046	(55)	(g)	1,991
Deposits	(41,737)	(53)	(h)	(41,790)
Federal Home Loan Bank advances	(13,128)	(60)	(h)	(13,188)
Other liabilities	(1,917)	(88)	(i)	(2,005)
Total identifiable net assets	$11,999	$3,359		15,358

Cash consideration paid to seller				13,907

Bargain purchase gain				$1,451

Explanation of the fair value adjustments is as follows:

(a)	The adjustment represents the write-up of the book value of loans held for sale to their estimated fair value based on current selling prices, including the value of their servicing rights.
(b)

The adjustment represents the write-up of the book value of loans, to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan losses inherent in the portfolio. The balance of impaired loans was not significant.

(c)

The adjustment represents the write-up of the book value of mortgage servicing rights associated with $789.3 million of serviced loans to their estimated fair value based on an independent appraisal. The fair value was determined based on the discounted present value of estimated future net servicing income using market-based assumptions including prepayment speeds, costs of servicing, risk characteristics and interest rates.

(d)	The adjustment represents the write-up of the Boston retail branch based on an independent appraisal.
(e)	This amount represents the estimated fair value of core deposit relationships (equal to 1.1% of core deposits) based on an independent appraisal.
(f)	The adjustment eliminates existing goodwill.
(g)	The adjustment eliminates deferred origination costs for loans-in-process.
(h)	The adjustments represent the write-up of the book value of term certificate accounts and FHLB advances based on interest rates currently offered on instruments having similar remaining maturities.
(i)	The adjustment represents the fair value of forward loan sale commitments written on a best efforts basis.

The bargain purchase gain was recognized during the quarter ended September 30, 2016 and is presented in the accompanying statement of operations as a separate component of non-interest income. This gain is primarily attributable to the write-ups of the mortgage servicing rights and premises and equipment to fair value as determined by independent third-party specialists based on market assumptions that were reviewed for reasonableness.

Direct acquisition and merger integration costs of the First Eastern business combination are being expensed as incurred and are presented separately in the accompanying statements of operations. Costs incurred in 2015 consist principally of legal fees in completing negotiation of the purchase and sale agreement. Costs incurred during the nine months ended September 30, 2016 consist of retention bonuses, systems de-conversion costs as well as legal and consulting fees. Additional merger integration costs are expected to be incurred through the second quarter of 2017.

The following table presents selected unaudited pro forma financial information assuming that the acquisition was completed as of January 1, 2015. The pro forma amounts reflect adjustments related to: (a) reversal of non-recurring merger and integration costs; (b) reversal of a special bonus of $1.6 million paid in June 2016 to First Eastern executives in connection with the merger; (c) amortization and accretion of acquisition accounting fair value adjustments; and (d) reversal of the bargain purchase gain. No provision (benefit) for income taxes is included in the determination of pro forma net income (loss) for the periods presented due to the Company’s net operating loss carryforward position. Furthermore, the unaudited pro forma financial information do not reflect management’s estimate of any revenue enhancement opportunities or anticipated potential cost savings nor any adjustments related to the stock offering completed on July 1, 2016.

The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and First Eastern had the acquisition transaction actually been completed at the beginning of the periods presented, nor does it indicate future results for any interim or annual period. Pro forma basic and diluted earnings (loss) per common share are not presented as such information is not being presented as part of our historical financial statements for the periods being presented due to the completion of the stock offering on July 1, 2016.

Unaudited pro forma financial information for the nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	2016	2015
Net Interest Income	$10,054	$10,002
Non-interest Income	14,652	11,212
Net Income (Loss)	422	(243)

Included in net interest income and non-interest income for both the three and nine month periods ended September 30, 2016 were $537,000 and $4,039,000, respectively, associated with First Eastern. For these same periods, First Eastern’s contribution to consolidated net income amounted to $925,000. Conversion of the core processing system for First Eastern is scheduled for the fourth quarter of 2016 after which separate revenue and earnings information for First Eastern will no longer be available.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss).  Although certain changes in assets and liabilities are reported as a separate component of stockholders’ equity, such items, along with net income (loss), are components of comprehensive income (loss).

The components of accumulated other comprehensive income, included in total stockholders’ equity, are as follows:

	September 30,	December 31,
	2016	2015
	(In thousands)
Securities available for sale:
Net unrealized gain	$1,516	$886
Tax effect	(423)	(423)
Net-of-tax amount	1,093	463

Supplemental retirement plan
Unrecognized net actuarial loss	(718)	(743)
Unrecognized net prior service credit	581	598
	(137)	(145)
Tax effect	(57)	(57)
Net-of-tax amount	(194)	(202)

Accumulated other comprehensive income	$899	$261

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 5 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2016

Debt securities:
U.S. Government-sponsored enterprises	$3,999	$140	$—	$4,139
Corporate	3,054	91	(4)	3,141
Municipal	13,870	516	(2)	14,384
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	29,769	512	(5)	30,276
U.S. Government-guaranteed	11,481	173	—	11,654
Commercial mortgage-backed securities:
U.S. Government-guaranteed	6,643	88	—	6,731
Total debt securities	68,816	1,520	(11)	70,325

Mutual fund	545	7	—	552

Total securities available for sale	$69,361	$1,527	$(11)	$70,877

December 31, 2015

Debt securities:
U.S. Government-sponsored enterprises	$6,886	$159	$(12)	$7,033
Corporate	4,250	78	(48)	4,280
Municipal	15,327	472	(24)	15,775
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	19,742	406	(120)	20,028
U.S. Government-guaranteed	7,276	50	—	7,326
Commercial mortgage-backed securities:
U.S. Government-guaranteed	7,355	33	(108)	7,280
Total debt securities	60,836	1,198	(312)	61,722

Mutual fund	545	—	—	545

Total securities available for sale	$61,381	$1,198	$(312)	$62,267

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2016 are presented below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$—	$—
After 1 year through 5 years	13,931	14,349
After 5 years through 10 years	6,992	7,315
	20,923	21,664

Mortgage-backed securities	47,893	48,661

	$68,816	$70,325

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
September 30, 2016	(In thousands)
Debt securities:
Corporate	$—	$—	$(4)	$1,004
Municipal	—	—	(2)	486
Residential mortgage-backed securities:
U.S. Government-sponsored	(5)	5,243	—	—
Commercial mortgage-backed securities:
U.S. Government-guaranteed	—	—	—	—
Total debt securities	$(5)	$5,243	$(6)	$1,490

December 31, 2015
Debt securities:
U.S. Government-sponsored enterprises	$—	$—	$(12)	$1,989
Corporate	—	—	(48)	2,088
Municipal	—	—	(24)	2,185
Residential mortgage-backed securities:
U.S. Government-sponsored	—	—	(120)	5,994
Commercial mortgage-backed securities:
U.S. Government-guaranteed	—	—	(108)	5,062
Total debt securities	$—	$—	$(312)	$17,318

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At September 30, 2016, 4 debt securities had unrealized losses with aggregate depreciation of less than 1% from the Company’s amortized cost basis.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments.  Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment.  Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at September 30, 2016. When possible, management actively monitors the credit rating of the underlying issuer of the debt security. As of September 30, 2016 management did not identify any securities for which the credit rating had deteriorated since purchase.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of loan portfolio is as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Mortgage loans on real estate:
Residential:
One-to-four family	$179,645	$166,483
Home equity loans and lines of credit	34,779	33,259
Commercial	87,332	74,911
Construction	22,913	7,807
	324,669	282,460

Commercial and industrial	1,929	2,040
Consumer	2,812	2,602

Total loans	329,410	287,102
Allowance for loan losses	(3,096)	(3,239)
Net deferred loan costs and fees, and purchase premiums	1,205	1,288

	$327,519	$285,151

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2016 and 2015:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2016

Allowance at June 30, 2016	$1,046	$444	$1,520	$135	$36	$78	$3,259
Provision (credit) for loan losses	12	(15)	(166)	9	3	(3)	(160)
Loans charged-off	—	—	—	—	—	(6)	(6)
Recoveries	2	—	—	—	—	1	3

Balance at September 30, 2016	$1,060	$429	$1,354	$144	$39	$70	$3,096

Three Months Ended September 30, 2015

Allowance at June 30, 2015	$1,314	$542	$1,580	$128	$44	$45	$3,653
Provision (credit) for loan losses	(21)	(35)	(103)	(44)	28	22	(153)
Loans charged-off	(8)	—	—	—	(37)	(3)	(48)
Recoveries	2	—	—	—	1	2	5

Balance at September 30, 2015	$1,287	$507	$1,477	$84	$36	$66	$3,457

Nine Months Ended September 30, 2016

Allowance at December 31, 2015	$1,076	$512	$1,402	$159	$37	$53	$3,239
Provision (credit) for loan losses	(20)	(83)	(48)	(15)	2	66	(98)
Loans charged-off	—	—	—	—	—	(66)	(66)
Recoveries	4	—	—	—	—	17	21

Balance at September 30, 2016	$1,060	$429	$1,354	$144	$39	$70	$3,096

Nine Months Ended September 30, 2015

Allowance at December 31, 2014	$1,368	$488	$1,539	$60	$51	$38	$3,544
Provision (credit) for loan losses	(76)	19	(62)	24	20	47	(28)
Loans charged-off	(8)	—	—	—	(37)	(32)	(77)
Recoveries	3	—	—	—	2	13	18

Balance at September 30, 2015	$1,287	$507	$1,477	$84	$36	$66	$3,457

Additional information pertaining to the allowance for loan losses at September 30, 2016 and December 31, 2015 is as follows:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
September 30, 2016	(In thousands)
Allowance for impaired loans	$201	$4	$12	$—	$—	$—	$217
Allowance for non-impaired loans	859	425	1,342	144	39	70	2,879

Total allowance for loan losses	$1,060	$429	$1,354	$144	$39	$70	$3,096

Impaired loans	$5,605	$277	$956	$—	$—	$—	$6,838
Non-impaired loans	174,040	34,502	86,376	22,913	1,929	2,812	322,572

Total loans	$179,645	$34,779	$87,332	$22,913	$1,929	$2,812	$329,410

December 31, 2015

Allowance for impaired loans	$254	$2	$28	$—	$—	$—	$284
Allowance for non-impaired loans	822	510	1,374	159	37	53	2,955

Total allowance for loan losses	$1,076	$512	$1,402	$159	$37	$53	$3,239

Impaired loans	$4,961	$277	$1,449	$—	$16	$—	$6,703
Non-impaired loans	161,522	32,982	73,462	7,807	2,024	2,602	280,399

Total loans	$166,483	$33,259	$74,911	$7,807	$2,040	$2,602	$287,102

The following is a summary of past due and non-accrual loans at September 30, 2016 and December 31, 2015:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual Loans
	(In thousands)
September 30, 2016
Residential one-to-four family	$710	$419	$—	$1,129	$2,100
Home equity loans and lines of credit	—	3	—	3	276
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$710	$422	$—	$1,132	$2,376

December 31, 2015
Residential one-to-four family	$403	$133	$46	$582	$2,022
Home equity loans and lines of credit	—	247	—	247	30
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	16
Consumer	—	—	—	—	—

Total	$403	$380	$46	$829	$2,068

At September 30, 2016 and December 31, 2015, there were no loans past due 90 days or more and still accruing interest.

The following is a summary of impaired loans at September 30, 2016 and December 31, 2015:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
September 30, 2016
Impaired loans without a valuation allowance:
Residential one-to-four family	$2,022	$2,022	$—
Home equity loans and lines of credit	247	247	—
Commercial real estate	361	361	—
Total	2,630	2,630	—

Impaired loans with a valuation allowance:
Residential one-to-four family	3,583	3,583	201
Home equity loans and lines of credit	30	30	4
Commercial real estate	595	595	12
Total	4,208	4,208	217

Total impaired loans	$6,838	$6,838	$217

December 31, 2015
Impaired loans without a valuation allowance:
Residential one-to-four family	$874	$874	$—
Home equity loans and lines of credit	247	247	—
Commercial real estate	422	422	—
Commercial and industrial	16	16	—
Total	1,559	1,559	—

Impaired loans with a valuation allowance:
Residential one-to-four family	4,088	4,088	254
Home equity loans and lines of credit	30	30	2
Commercial real estate	1,026	1,026	28
Total	5,144	5,144	284

Total impaired loans	$6,703	$6,703	$284

Additional information pertaining to impaired loans follows:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Nine Months Ended September 30, 2016

Residential one-to-four family	$5,165	$130	$49
Home equity loans and lines of credit	253	1	1
Commercial real estate	1,193	42	2
Commercial and industrial	5	1	1

Total	$6,616	$174	$53

Nine Months Ended September 30, 2015
Residential one-to-four family	$6,359	$170	$55
Home equity loans and lines of credit	24	1	1
Commercial real estate	6,194	214	7
Commercial and industrial	17	—	—

Total	$12,594	$385	$63

Three Months Ended September 30, 2016

Residential one-to-four family	$5,613	$45	$23
Home equity loans and lines of credit	276	—	—
Commercial real estate	971	12	1

Total	$6,860	$57	$24

Three Months Ended September 30, 2015
Residential one-to-four family	$6,139	$60	$22
Home equity loans and lines of credit	—	—	1
Commercial real estate	4,351	31	—
Commercial and industrial	16	—	—

Total	$10,506	$91	$23

No additional funds are committed to be advanced in connection with impaired loans.

Troubled Debt Restructurings

The Company periodically grants concessions to borrowers experiencing financial difficulties.

At September 30, 2016, the Company had 24 residential real estate loans and 4 commercial real estate loans aggregating $5,367,000 and $683,000, respectively, which were subject to troubled debt restructuring agreements.

At September 30, 2015, the Company had 26 residential real estate loans and 7 commercial real estate loans aggregating $6,113,000 and $4,027,000, respectively, which were subject to troubled debt restructuring agreements.

As of September 30, 2016 and 2015, $6,050,000 and $10,140,000, respectively, in troubled debt restructurings were performing in accordance with the terms of the modified loan agreements.  Included in such amounts are $1,714,000 and $2,334,000, respectively, that are being accounted for as non-accrual loans.

The Company’s troubled debt restructurings consist primarily of interest rate concessions for periods of three months to thirty years for residential real estate loans, and for periods up to one year for commercial real estate loans.  For the nine months ended September 30, 2016 the Company did not enter into any loan  modifications meeting the criteria of a troubled debt restructuring. For the nine months ended September 30, 2015 the Company modified two loans meeting the criteria of a troubled debt restructuring having a loan balance of $434,000 with rate reductions ranging from 1% to 3%.

Management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each of the troubled debt restructurings.  Any reserve required is recorded as part of the allowance for loan losses. During the three and nine months ended September 30, 2016 and 2015, there were no material changes to the allowance for loan losses as a result of loan modifications made which were considered a troubled debt restructuring.

During the three and nine months ended September 30, 2016 and 2015, there were no troubled debt restructurings that defaulted (over 30 days past due) within twelve months of the restructure date.

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

The following table presents the Company’s loans by risk rating:

	September 30, 2016			December 31, 2015
	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial
	(In thousands)
Loans rated 1 - 3A	$87,058	$22,913	$1,929	$73,517	$7,807	$2,006
Loans rated 4	64	—	—	1,145	—	—
Loans rated 5	210	—	—	249	—	34

	$87,332	$22,913	$1,929	$74,911	$7,807	$2,040

Residential mortgages, home equity loans and lines of credit, and consumer loans are monitored for credit quality based primarily on their payment status. When one these loans becomes more than 90 days delinquent it is assigned an internal loan rating.  At September 30, 2016, $897,000 in residential mortgages were rated as substandard and $1,418,000 in residential mortgages and $276,000 in home equity loans were rated as special mention. At December 31, 2015, $378,000 in residential mortgages were rated as substandard and $2,262,000 in residential mortgages and $277,000 in home equity loans were rated as special mention.

NOTE 7 - LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of residential mortgage loans serviced for others were $1.2 billion and $317.2 million at September 30, 2016 and December 31, 2015, respectively.

The following table summarizes the activity relating to mortgage servicing rights for the nine months ended September 30, 2016 and 2015 (in thousands):

	2016	2015
Mortgage servicing rights:
Balance at beginning of year	$2,601	$2,445
Additions through originations	1,676	380
Additions through First Eastern acquisition	6,216	—
Amortization	(644)	(274)
Balance at end of period	$9,849	$2,551
Valuation allowance:
Balance at beginning of year	$34	$—
Provision	464	—
Balance at end of period	$498	$—
Mortgage servicing rights, amortized cost	$9,351	$2,551
Mortgage servicing rights, fair value	$9,360	$2,842

As of July 1, 2016, First Eastern was servicing $789.3 million in residential mortgage loans. The estimated fair value of the related servicing rights was determined by a third party appraisal to be $6.2 million. This estimate was determined using a discount rate of 10% and projected annual prepayment speeds ranging from 6% to 28%.

During the three months ended September 30, 2016, the Company increased the valuation allowance for its mortgage servicing rights by $416,000. This increase was necessitated by a decline in fair value caused by accelerated prepayments during the quarter as well as a forecast of accelerating future prepayments. In addition, the discount rate used was increased to 12% reflecting the expectations of current market participants.

NOTE 8 - ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Loan Commitments

Mortgage loan commitments qualify as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that these loans will subsequently be sold in the secondary market.

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases.  Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of derivative loan commitments was $83,310,000 and $5,292,000 at September 30, 2016 and December 31, 2015, respectively.  The fair value of such commitments was an asset of $1,447,000 and $93,000 as of September 30, 2016 and December 31, 2015, respectively, and is included in other assets in the consolidated balance sheets.

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

With a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes.  Generally, the price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g. on the same day the lender commits to lend funds to a potential borrower). The Company does not account for best efforts contracts as derivative instruments, as such contracts do not require payment of a pair-off fee if the underlying mortgage loan does not close.

The Company expects that these forward loan sale commitments will experience inverse changes in fair value to the change in fair value of derivative loan commitments.  The notional amount of forward loan sale commitments was $91,180,000 (including $60,085,000 of mandatory delivery contracts) and $7,371,000 at September 30, 2016 and December 31, 2015, respectively.  The fair value of such commitments was an asset of $33,000 and $14,000 at September 30, 2016 and December 31, 2015, respectively, included in other assets in the consolidated balance sheets and a liability of $201,000 at September 30, 2016 included in other liabilities in the consolidated balance sheet.

NOTE 9 - EMPLOYEE STOCK OWNERSHIP PLAN

In connection with our mutual-to-stock conversion and stock offering, the Company established an employee stock ownership plan (“ESOP) which acquired 469,498 shares of the Company’s common stock equaling 8% of the shares issued, including shares issued to the Randolph Savings Charitable Foundation. The ESOP is a tax-qualified retirement plan providing employees the opportunity to own Company stock. Company contributions to the ESOP are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares to be allocated annually is 18,780 through 2040.

Shares are committed to be released on a monthly basis and allocated as of December 31 each year. During the three and nine month periods ended September 30, 2016, 9,390 shares were committed to be released resulting in compensation expense, based on the fair value of the Company’s stock, of $120,200. The fair value of the 460,108 unallocated shares at September 30, 2016 was $6,271,300.

NOTE 10 - EARNINGS PER SHARE

Basic earnings per share represents net income divided by the weighted average of common shares outstanding during the period. Unallocated ESOP shares are not considered to be outstanding for purposes of computing earnings per share. There were no potentially dilutive common stock equivalents outstanding at September 30, 2016, hence diluted and basic earnings per share do not vary.

The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity. During the quarter ended September 30, 2016, there were 5,868,726 shares outstanding while the average of unallocated ESOP shares totaled 464,803 resulting in a total of 5,403,923 shares being used to compute basic and diluted earnings per share. As shares were not outstanding throughout the 2015 periods and the nine months ended September 30, 2016, earnings (loss) per share are not presented for these periods.

NOTE 11 – FAIR VALUE OF ASSETS AND LIABILITIES

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

Effective July 1, 2016, the Company elected the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, “Financial Instruments” for its residential mortgage loans being held for sale in the secondary market. ASC 825 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards. The Company elected the fair value option to better match changes in fair values of the loans with changes in the fair value of the forward loan sale commitments which are used to economically hedge them against changes in interest rates between the time an interest rate lock agreement is entered into with the borrower and the time the completed loan is sold. The aggregate fair value of the loans held for sale, the contractual balance of loans held for sale and the gain on loans held for sale totaled $29.1 million, $28.2 million and $911,000, respectively, at September 30, 2016. The gain on loans held for sale is reported as a component of net gains on sale of mortgage loans in the accompanying statement of operations for the three months ended September 30, 2016.

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

Securities – All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.  The securities measured at fair value in Level 1 (none at September 30, 2016 and December 31, 2015) are based on quoted market prices in an active exchange market.  Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

Federal Home Loan Bank of Boston (“FHLBB”) stock – It is not practical to determine the fair value of FHLBB stock due to restrictions on its transferability.

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
	(In thousands)
September 30, 2016
Assets:
Securities available for sale:
Debt securities	$—	$70,325	$—	$70,325
Mutual fund	—	552	—	552
Loans held for sale	—	29,092	—	29,092
Derivative loan commitments	—	1,447	—	1,447
Forward loan sale commitments	—	33	—	33

Liabilities:
Forward loan sale commitments	—	201	—	201

December 31, 2015
Assets:
Securities available for sale:
Debt securities	$—	$61,722	$—	$61,722
Mutual fund	—	545	—	545
Derivative loan commitments	—	93	—	93
Forward loan sale commitments	—	14	—	14

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	Level 1	Level 2	Level 3
	(In thousands)
Collateral dependent	$—	$—	$—
impaired loans	—	—	903
Foreclosed real estate	—	—	353
Mortgage servicing rights	—	9,351	—

	$—	$9,351	$1,256

	December 31, 2015
	Level 1	Level 2	Level 3
	(In thousands)
Loans held for sale	$—	$2,870	$—
Collateral dependent
impaired loans	—	—	552
Foreclosed real estate	—	—	500
Mortgage servicing rights	—	2,567	—

	$—	$5,437	$1,052

The Company recorded a valuation allowance $150,000 and $100,000 for foreclosed real estate during the nine months ended September 30, 2016 and 2015, respectively, based on an updated appraisal. There were no losses on sale of foreclosed real estate or changes in the valuation allowance during the three months ended September 30, 2016 and 2015.

There were no liabilities measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015.

The following table shows the significant unobservable inputs used in the non-recurring fair value measurements of Level 3 assets. Foreclosed real estate and collateral dependent impaired loans are evaluated for non-recurring fair value adjustments as determined by third party appraisals without adjustment except as noted below.

		Valuation	Unobservable	Discount
Measurements	Fair Value	Technique	Inputs	Applied
	(In thousands)
September 30, 2016

Foreclosed real estate	$353	Discounted appraisal	Collateral discounts	0%

Collateral dependent impaired loans	903	Discounted appraisals	Collateral discounts	0%

December 31, 2015

Foreclosed real estate	$500	Discounted appraisal	Collateral discounts	32%

Collateral dependent impaired loans	552	Discounted appraisals	Collateral discounts	0%

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are presented below.  Certain financial instruments and all non-financial instruments are exempt from disclosure requirements.  Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include mortgagors’ escrow accounts and accrued interest payable.

	September 30, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$3,675	$3,719	$—	$3,719	$—
Securities available for sale	70,877	70,877	—	70,877	—
Loans held for sale	29,092	29,092	—	29,092	—
Loans, net	327,519	330,007	—	—	330,007
Derivative assets	1,480	1,480	—	1,480	—

Financial liabilities:
Deposits	$356,042	$356,376	$—	$356,376	$—
FHLBB advances	36,802	36,816	—	36,816	—
Derivative liabilities	201	201	—	201	—

	December 31, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$4,675	$4,711	$—	$4,711	$—
Securities available for sale	62,267	62,267	—	62,267	—
Loans held for sale	2,870	2,931	—	2,931	—
Loans, net	285,151	283,542	—	—	283,542
Derivative assets	107	107	—	107	—

Financial liabilities:
Deposits	$309,195	$309,076	$—	$309,076	$—
FHLBB advances	34,914	34,971	—	34,971	—

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help investors understand the financial performance of Randolph Bancorp, Inc. and its subsidiaries through a discussion of the factors affecting its financial condition at September 30, 2016 and December 31, 2015, and its results of operations for the three and nine month periods ended September 30, 2016 and 2015. This section should be read in conjunction with the consolidated financial statements of Randolph Bancorp, Inc. and notes thereto that appear elsewhere in this Quarterly Report. For the purpose of this Quarterly Report, the terms the “Company” “we,” “our,” and “us” refer to Randolph Bancorp, Inc. and its consolidated subsidiaries unless the context indicates another meaning.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking  statements, which are based on certain current assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding our strategy, goals and expectations; evaluations of future interest rate trends and liquidity; expectations as to growth in assets, deposits and results of operations, future operations, market position and financial position; and prospects, plans and objectives of management. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond our control.

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

Our results of operations depend primarily on net interest income and gains on the sale of mortgage loans. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. Our interest-earning assets consist primarily of residential mortgage loans, commercial real estate loans, commercial and industrial loans, home equity loans and lines of credit, construction loans, consumer loans and investment securities. Interest-bearing liabilities consist primarily of deposit accounts and borrowings from the Federal Home Loan Bank of Boston (“FHLBB”). Gains on the sale of mortgage loans result from the sale of such loans in the secondary mortgage market. The amount of these gains is dependent on the volume of our loan originations.

Completion of Stock Offering and Acquisition of First Eastern Bankshares Corporation

On July 1, 2016, the Company completed its mutual-to-stock conversion and stock offering receiving net proceeds of $49.8 million. Immediately thereafter, we consummated the acquisition of First Eastern Bankshares Corporation and its wholly-owned subsidiary First Federal Savings Bank of Boston (together, “First Eastern”) at a cost of $13.9 million.

First Eastern’s primary business is the origination and sale of residential mortgage loans in the secondary market and offering a variety of insured deposit accounts and using such deposits as well as borrowings to originate portfolio loans, primarily residential mortgage and construction loans, to its customers. As a result of the acquisition, our footprint expanded to include a branch office in downtown Boston, seven loan production offices in Massachusetts and one loan production office in New Hampshire.

See Notes 1 and 2 to the accompanying consolidated financial statements for additional information related to these transactions.

Critical Accounting Policies

Certain of our accounting policies are important to the presentation of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements included in the prospectus, dated May 13, 2016, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 20, 2016..

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

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Total Assets. Total assets increased $106.4 million to $489.6 million at September 30, 2016 from $383.2 million at December 31, 2015. This increase is almost entirely attributable to the assets acquired in the First Eastern acquisition ($72.3 million) and the net proceeds of the stock offering ($49.8 million), less the amount paid to acquire First Eastern ($13.9 million).  Growth was concentrated in our loans held for sale and loan portfolio which increased by $26.2 million and $42.4 million, respectively, while investment securities increased $8.6 million during the period. The overall asset growth was funded primarily by an increase in deposits of $46.8 million as a result of the First Eastern acquisition and the net proceeds of the stock offering

Loans Held for Sale. We are actively involved in the secondary mortgage market and designate a significant majority of our residential first mortgage loan production for sale. At September 30, 2016, loans held for sale, which consist of closed residential first mortgage loans which we have committed to sell to investors, totaled $29.1 million compared to $2.9 million at December 31, 2015. This increase is due primarily to the First Eastern acquisition aided by increased origination volume attributable to both seasonal factors and the continuation of historically low long-term interest rates.

Net Loans. Net loans increased $42.4 million  to $327.5 million at September 30, 2016 from $285.2 million at December 31, 2015. This growth occurred primarily as a result of the First Eastern acquisition which added $31.3 million in residential one-to-four family and residential construction loans. The remaining $11.1 million increase is due to organic growth concentrated in commercial real estate loans which increased $9.2 million to $84.1 million at September 30, 2016. The growth in commercial real estate lending reflects strong local market conditions aided by the low interest rate environment that prevailed throughout the period. Excluding the impact of the First Eastern acquisition, residential mortgage loans declined $1.3 million to $163.9 million at September 30, 2016. During 2016, we decreased the percentage of our total residential loan originations (including First Eastern), which are retained in portfolio from 31% to 8%  leading to this decrease despite the overall increase in origination volume.

Investment Securities. Investment securities, all of which are classified as available for sale, increased $8.6 million, or 11.3%, to $70.9 million at September 30, 2016 from $62.3 million at December 31, 2015. At September 30, 2016, investment securities represented 14.5% of total assets compared to 16.3% at December 31, 2015. This decrease is a consequence of our strategic shift to investing a higher proportion of interest-earning assets in loans.

Mortgage Servicing Rights. Mortgage servicing rights (“MSRs”) increased $6.8 million to $9.4 million at September 30, 2016 from $2.6 million at December 31, 2015. This increase was primarily due to the $6.2 million in MSRs acquired in the First Eastern acquisition. We serviced $1.2 billion in loans for others at September 30, 2016.

Bank-owned Life Insurance. Bank-owned life insurance (“BOLI”) decreased $1.8 million to $7.8 million at September 30, 2016 from $9.6 million at December 31, 2015. This decrease was caused by the liquidation of certain policies due to the passing in April 2016 of a director, partially offset by increases in the cash surrender value of the remaining underlying insurance policies.

Deposits. Deposits increased $46.8 million to $356.0 million at September 30, 2016 from $309.2 million at December 31, 2015. This growth occurred primarily as a result of the First Eastern acquisition. Included in First Eastern’s deposits at acquisition were $12.9 million in brokered deposits which are not being replaced at their maturity, resulting in a decrease of $5.7 million in such deposits during the third quarter of 2016. Excluding First Eastern related items, deposits increased $13.1 million, or 4.2%, since December 31, 2015. This increase was spread among both term certificate accounts, which increased $3.2 million, or 3.8%, and non-maturity deposits consisting of demand deposits, NOW accounts, money market accounts and regular savings accounts, which increased $9.9 million, or 4.4%. This increase in non-maturity deposits resulted from growth in new consumer savings and checking account products introduced in recent years as well as a business checking account product.

FHLBB Advances. FHLBB advances increased $1.9 million to $36.8 million at September 30, 2016 from $34.9 million at December 31, 2015. This increase was caused by the acquisition of First Eastern as we had repaid our overnight borrowings with the FHLBB during 2016. New term advances taken during the nine months ended September 30, 2016 consisted of $4.9 million in  community development advances which bear a discounted rate from other advances with the same maturity. These advances had a weighted average maturity of 49 months and a weighted average interest rate of 1.17%.

Stockholders’ Equity. Stockholders’ equity increased $53.4 million to $85.9 million at September 30, 2016 from $32.5 million at December 31, 2015. This increase was primarily due to the $49.8 million of net proceeds from the July 2016 stock offering. Also contributing to the growth in stockholders’ equity was net income of $1.0 million, a non-cash contribution of $1.8 million of our common stock to the newly formed charitable foundation and appreciation of $630,000 in the fair value of investment securities caused by a reduction in longer-term interest rates during the first half of 2016.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

General. The Company’s operating results for the three months ended September 30, 2016 include First Eastern, which was acquired on July 1, 2016. Net income for the three months ended September 30, 2016 was $289,000 compared to a net loss of $361,000 in the same period of the prior year. In addition to the impact of the acquisition, there were several significant items which affected our results of operations which management believes are unrelated to our core banking business and which are not expected to have a material financial impact on operating results in future periods. These non-core items and their financial impact are summarized in the table presented on page 34 under the caption “Non- GAAP Measures”.

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

	For the Three Months Ended September 30,
	2016			2015
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$356,940	$3,434	3.85%	$282,916	$2,751	3.89%
Investment securities(2) (6)	59,731	408	2.73%	75,225	551	2.93%
Interest-earning deposits	40,362	70	0.69%	5,424	17	1.25%
Total interest-earning assets	457,033	3,912	3.42%	363,565	3,319	3.65%
Noninterest-earning assets	30,655			22,430
Total assets	$487,688			$385,995
Interest-bearing liabilities:
Savings accounts	105,594	30	0.11%	98,495	31	0.13%
NOW accounts	61,024	58	0.38%	52,189	23	0.18%
Money market accounts	46,142	45	0.39%	47,052	57	0.48%
Term certificates	102,190	255	1.00%	79,240	181	0.91%
Total interest-bearing deposits	314,950	388	0.49%	276,976	292	0.42%
FHLB advances	41,627	67	0.64%	42,906	52	0.48%
Total interest-bearing liabilities	356,577	455	0.51%	319,882	344	0.43%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	41,086			26,981
Other noninterest-bearing liabilities	4,317			5,567
Total liabilities	401,980			352,430
Total stockholders' equity	85,708			33,565
Total liabilities and stockholders' equity	$487,688			$385,995
Net interest income		$3,457			$2,975
Interest rate spread(3)			2.91%			3.22%
Net interest-earning assets(4)	$100,456			$43,683
Net interest margin(5)			3.03%			3.27%

Ratio of interest-earning assets to interest- bearing liabilities	128.17%			113.66%

(1)	Includes nonaccruing loan balances and interest received on such loans.
(2)	Includes carrying value of securities classified as available-for-sale, FHLB stock and investment in the Depositors Insurance Fund.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
(6)	Includes tax equivalent adjustments for municipal securities, based on a 34% effective tax rate, of $36,000 and $54,000 for the three months ended September 30, 2016 and 2015.

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

	Three Months Ended September 30, 2016
	Compared to
	Three Months Ended September 30, 2015
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$713	$(30)	$683
Investment securities	(108)	(35)	(143)
Interest-earning deposits	74	(21)	53
Total interest-earning assets	679	(86)	593
Interest-bearing liabilities:
Savings accounts	2	(3)	(1)
NOW accounts	4	31	35
Money market accounts	(1)	(11)	(12)
Term certificates	56	18	74
Total interest-bearing deposits	61	35	96
FHLB advances	(2)	17	15
Total interest-bearing liabilities	59	52	111

Change in net interest income	$620	$(138)	$482

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $594,000, or 17.9%, to $3.9 million for the three months ended September 30, 2016 compared to $3.3 million for the three months ended September 30, 2015. This increase was entirely due to the acquisition of First Eastern, which recognized $619,000 of interest income during the quarter, including $52,000 in accretion of acquisition accounting adjustments. While the average balance of interest-earning assets, exclusive of First Eastern related growth, increased $32.1 million, such growth was predominantly in lower-yielding short-term investments as a result of the gradual deployment of the net proceeds of the July 2016 stock offering into higher yielding investment securities and loans. This also resulted in a 23 basis points decline in the yield on interest-earning assets from 3.65% in the third quarter of 2015 to 3.42% in the third quarter of 2016 due to the declining yield in loans and investments and the temporary use of short-term instruments for investment of the proceeds of the stock offering.

Interest Expense. Interest expense increased $112,000, or 32.7%, to $455,000 for the three months ended September 30, 2016 compared to $343,000 for the three months ended September 30, 2015 of which $82,000 was due to the acquisition of First Eastern.  The remaining increase of $30,000 reflects growth in both average deposit balances and a three basis points increase in the overall cost of deposits.

Net Interest Income. Net interest income increased $482,000, or 16.2%, to $3.5 million for the three months ended September 30, 2016 compared to $3.0 million for the three months ended September 30, 2015. This improvement resulted from the acquisition of First Eastern. The net interest margin for the three months ended September 30, 2016 was 3.03% compared to 3.27% for the three months ended September 30, 2015.

Provision (Credit) for Loan Losses. Based on the application of our loan loss methodology, as described in the notes to the consolidated financial statements presented elsewhere herein, we recorded credits of $160,000 and $153,000 to our allowance for  loan losses for the three months ended September 30, 2016 and 2015, respectively.  During the past two years we have experienced continuing improvement in our asset quality measures including loan charge-offs, non-accrual loans, classified assets and delinquency data. The allowance for loan losses as a percentage of total loans (including loans acquired in the First Eastern transaction) at September 30, 2016 was 0.94% compared to 1.12% at December 31, 2015. The allowance for loan losses as a percentage of originated loans, excluding loans acquired in the First Eastern  transaction, was 1.04% at September 30, 2016.

Net Gain on Sale of Mortgage Loans. The net gain on sale of mortgage loans increased $4.6 million to $5.4 million for the three months ended September 30, 2016 compared to $755,000 in the three months ended September 30, 2015, of which $4.0 million was due to the First Eastern acquisition. During the three months ended September 30, 2016, we sold $187.1 million of residential mortgage loans (including $138.9 million by First Eastern) compared to $31.3 million of such loans in the three months ended

September 30, 2015. Loan origination activity in 2016 has been fueled by a strong housing market in eastern Massachusetts and the continuation of historically low long-term interest rates. Through September 30, 2016, 55% of our loan originations funded home purchases and 45% funded the refinancing of loans.

Other Non-interest Income. Non-interest income, excluding the net gain on the sale of mortgage loans, increased $1.3 million to $2.0 million for the three months ended September 30, 2016 compared to $695,000 during the same quarter of the prior year. During the third  quarter of 2016, we recognized a bargain purchase gain of $1.5 million in connection with the acquisition of First Eastern while, in the third quarter of 2015, we recognized a $402,000 gain on the settlement of life insurance policies. Exclusive of these items, other non-interest income increased $215,000, or 73.4%, in the third quarter of 2016 compared to the third quarter of 2015 due to an impairment charge for equity securities in 2015.

Non-interest Expenses. Non-interest expenses increased $5.8 million and amounted to $10.7 million for the three months ended September 30, 2016 compared to $4.9 million for the same period in 2015, of which $3.2 million was due to the acquisition of First Eastern and $2.3 million was due to the contribution to the new charitable foundation formed in connection with our stock offering.  Included in non-interest expenses in the third quarter of 2015 was $398,000 associated with our former defined benefit plan that was settled during the quarter and $110,000 of split dollar life insurance costs related to the life insurance settlement previously noted. Exclusive of these items, non-interest expenses increased $763,000 in the third quarter of 2016 compared to the same period in the prior year. Of this amount, $636,000 was due to increased salaries and benefits associated with higher loan originator commissions, incentive compensation and the newly created employee stock ownership plan. Professional fees increased $116,000, or 45.1%, to $373,000 due to costs associated with becoming a public company, outsourcing of the regulatory compliance monitoring function and risk management consulting projects. Partially offsetting these cost increases were reductions of $40,000 in occupancy and equipment expenses and $106,000 in data processing expenses. In March 2016, we entered into a new agreement with our third party core data processor which led directly to the decrease in data processing expenses.

We incurred merger and integration costs directly attributable to the First Eastern acquisition of $514,000 and $517,000 during the three months ended September 30, 2016 and 2015, respectively. Costs incurred in the 2015 period were for legal and other professional fees incurred in the due diligence and negotiation process. Costs incurred in the 2016 period were primarily for employee retention bonuses and system conversion costs. We expect to incur additional costs through mid-year 2017 as we continue to fully integrate the operations of First Eastern.

Income Tax Expense (Benefit). Due to our net operating loss carryforward position and favorable book-to-tax differences, no provision (benefit) for Federal income taxes was recorded during the three months ended September 30, 2016 and 2015.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and 2015

         General. The Company’s operating results for the nine months ended September 30, 2016 include First Eastern results from the date of acquisition of July 1, 2016.  Net income for the nine months ended September 30, 2016 was $1.0 million compared to a net loss of $1.0 million in the same period of the prior year. In addition to the impact of the acquisition, there were several significant items which affected our results of operations which management believes are unrelated to our core banking business and which are not expected to have a material financial impact on operating results of operations in future periods. These non-core items and their financial impact are summarized in the table presented on page 34 under the caption “Non- GAAP Measures”.

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

	For the Nine Months Ended September 30,
	2016			2015
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans(1)	$315,753	$8,982	3.79%	$267,225	$7,763	3.87%
Investment securities(2) (6)	60,566	1,286	2.83%	77,353	1,640	2.83%
Interest-earning deposits	22,635	124	0.73%	5,644	48	1.13%
Total interest-earning assets	398,954	10,392	3.47%	350,222	9,451	3.60%
Noninterest-earning assets	30,058			22,709
Total assets	$429,012			$372,931
Interest-bearing liabilities:
Savings accounts	99,321	111	0.15%	92,583	84	0.12%
NOW accounts	59,150	132	0.30%	50,400	61	0.16%
Money market accounts	42,793	128	0.40%	47,609	161	0.45%
Term certificates	92,854	662	0.95%	81,926	573	0.93%
Total interest-bearing deposits	294,118	1,033	0.47%	272,518	879	0.43%
FHLB advances	33,887	185	0.73%	30,546	109	0.48%
Total interest-bearing liabilities	328,005	1,218	0.50%	303,064	988	0.43%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	39,819			30,229
Other noninterest-bearing liabilities	5,894			5,711
Total liabilities	373,718			339,003
Total stockholders' equity	55,294			33,928
Total liabilities and stockholders' equity	$429,012			$372,931
Net interest income		$9,174			$8,463
Interest rate spread(3)			2.98%			3.16%
Net interest-earning assets(4)	$70,949			$47,158
Net interest margin(5)			3.07%			3.22%

Ratio of interest-earning assets to interest- bearing liabilities	121.63%			115.56%

(1)	Includes nonaccruing loan balances and interest received on such loans.
(2)	Includes carrying value of securities classified as available-for-sale, FHLB stock and investment in the Depositors Insurance Fund.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
(6)	Includes tax equivalent adjustments for municipal securities, based on a 34% effective tax rate, of $101,000 and $143,000 for the nine months ended September 30, 2016 and 2015.

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

	Nine Months Ended September 30, 2016
	Compared to
	Nine Months Ended September 30, 2015
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$1,264	$(45)	$1,219
Investment securities	(322)	(32)	(354)
Interest-earning deposits	90	(14)	76
Total interest-earning assets	1,032	(91)	941
Interest-bearing liabilities:
Savings accounts	5	22	27
NOW accounts	10	61	71
Money market accounts	(13)	(20)	(33)
Term certificates	73	16	89
Total interest-bearing deposits	75	79	154
FHLB advances	64	12	76
Total interest-bearing liabilities	139	91	230

Change in net interest income	$893	$(182)	$711

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $942,000 or 10.0%, to $10.4 million for the nine months ended September 30, 2016 compared to $9.5 million for the nine months ended September 30, 2015. This increase was partially due to the acquisition of First Eastern, which contributed $619,000 of interest income since its acquisition, including $52,000 in accretion of acquisition accounting adjustments. Also contributing to this improvement was an increase in the average balance of interest-earning assets, exclusive of First Eastern, of $28.2 million. Average loan balances increased between periods by $28.6 million, however the average yield on loans declined 8 basis points to 3.79%. The decline in loan yield reflects both the continuation of historically low long-term interest rates and competitive market factors. The overall increase in interest and dividend income was adversely affected by a $354,000 decline in interest income on investment securities due to a $16.8 million reduction in their average balances as a consequence of our decision to invest a higher proportion of our interest-earnings assets in loans. The average balance of short-term investments increased $17.0 million due primarily to the gradual deployment of the net proceeds of the stock offering.  The overall yield on interest earning-assets, exclusive of First Eastern, decreased by 16 basis points to 3.44% in the 2016 period compared to 3.60% in the prior year period due to the declining yield on loans and the temporary use of short-term instruments for the investment of the proceeds of the stock offering.

Interest Expense. Interest expense increased $231,000, or 23.4%, to $1.2 million for the nine months ended September 30, 2016 compared to $1.0 million for the nine months ended September 30, 2015, of which $82,000 was due to the acquisition of First Eastern.  The remaining increase of $149,000 is due to higher interest expense on deposits and FHLB advances of $94,000 and $54,000, respectively. The increase in deposit cost reflects both the growth in average balances of $13.3 million and a 2 basis points increase in the overall cost of deposits. Interest cost on FHLB advances increased due to the higher average rate paid of 0.80% in the 2016 period compared to 0.48% in the prior year period primarily as a result of the Federal Reserve Board increase of 25 basis points in the federal funds rate in December 2015.

Net Interest Income. Net interest income increased $753,000, or 9.1%, to $9.1 million for the nine months ended September 30, 2016 compared to $8.3 million for the nine months ended September 30, 2015. This improvement was primarily due to the acquisition of First Eastern which generated $537,000 in net interest income since being acquired on July 1, 2016. The net interest margin for the nine months ended September 30, 2016 was 3.07% compared to 3.22% for the nine months ended September 30, 2015.

Provision (Credit) for Loan Losses. Based on the application of our loan loss methodology, as described in the notes to the consolidated financial statements presented elsewhere herein, we recorded credits of $98,000 and $28,000 to our allowance for loan losses for the nine months ended September 30, 2016 and 2015, respectively.  During the past two years, we experienced continuing improvement in our asset quality measures including loan charge-offs, non-accrual loans, classified assets and delinquency data resulting in a reduction in the general component of the allowance for loan losses. This reduction was partially offset by additional allowance requirements for growth in the commercial real estate loan portfolio.  The allowance for loan losses as a percentage of total loans (including loans acquired in the First Eastern acquisition) at September 30, 2016 was 0.94% compared to 1.12% at December 31, 2015. The allowance for loan losses as a percentage of originated loans, excluding loans acquired in the First Eastern transaction, was 1.04% at September 30, 2016.

Net Gain on Sale of Mortgage Loans. The net gain on sale of mortgage loans increased $5.2 million to $7.1 million for the nine months ended September 30, 2016 compared to $1.9 million in the nine months ended September 30, 2015, of which $4.0 million was due to the acquisition of First Eastern.  During the nine months ended September 30, 2016, we sold $246.1 million of residential mortgage loans, including $138.9 million sold by First Eastern, compared to $81.1 million of such loans in the nine months ended September 30, 2015.  The increase in loan sales was positively affected by the continuation of favorable long-term interest rates, which contributed to increases in the volume of both loans sold and interest rate lock commitments issued to customers included in the loan pipeline.

Other Non-interest Income. Non-interest income, excluding the net gain on the sale of mortgage loans, increased $1.9 million to $3.6 million for the nine months ended September 30, 2016 compared to $1.7 million during the same period of the prior year. During  2016, we recognized a bargain purchase gain of $1.5 million in connection with the acquisition of First Eastern while in the 2016 and 2015 nine month periods, we recognized gains on the settlement of life insurance policies of $486,000 and $402,000, respectively. Exclusive of these items, other non-interest income increased $389,000, or 30.3%, in the nine months ended September 30, 2016 compared to the same period in the prior year. This increase was primarily due to the swing between periods in gains and losses on investment securities transactions wherein a gain of $162,000 was realized in 2016 compared to a loss, including an impairment write-down for equity securities, of $268,000 in 2015.

Non-interest Expenses. Non-interest expenses increased $5.9 million and amounted to $18.9 million for the nine months ended September 30, 2016 compared to $13.0 million for the same period in 2015, of which $3.2 million was due to the acquisition of First Eastern and $2.3 million was due to the contribution to the new charitable foundation formed in connection with our stock offering.  Included in non-interest expenses in the 2015 period was $572,000 associated with the our former defined benefit plan that was settled in 2015 and $110,000 of split dollar life insurance costs related to the life insurance settlement previously noted. Exclusive of these items, non-interest expenses increased $973,000 during the 2016 period compared to the same period in the prior year due to increased salaries and benefits associated with higher loan originator commissions, incentive compensation and the newly created employee stock ownership plan. Professional fees increased $209,000, or 28.1%, to $952,000 due to costs associated with becoming a public company, outsourcing of the regulatory compliance monitoring function and risk management consulting projects. Partially offsetting these cost increases were a reduction of $200,000 in occupancy and equipment expenses due primarily to milder winter weather conditions in 2016 and savings of $217,000 in data processing expenses. In March 2016, we entered into a new agreement with our third party core data processor which led directly to the decrease in data processing expenses.

We incurred merger and integration costs directly attributable to the First Eastern transaction of $664,000 and $517,000 during the nine months ended September 30, 2016 and 2015, respectively. Costs incurred in the 2015 period were for legal and other professional fees incurred in the due diligence and negotiation process. Costs incurred in the 2016 period were primarily for merger integration consulting services, employee retention bonuses and system conversion costs. We expect to incur additional costs through mid-year 2017 as we continue to fully integrate the operations of First Eastern.

Income Tax Expense (Benefit). Due to our net operating loss carryforward position and favorable book-to-tax differences, no provision (benefit) for Federal income taxes was recorded during the nine months ended September 30, 2016 and 2015. Insignificant amounts of state income taxes were recognized in each period related to our securities corporation subsidiary.

Non-GAAP Measures

Management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business which is derived from the combination of net interest income and non-interest income reduced by the provision for loan losses and non-interest expenses and the impact of income taxes, if any, all as adjusted for any non-core items. The Company’s financial reporting is determined in accordance with GAAP, which sometimes includes items that management believes are unrelated to its core banking business and are not expected to have a material financial impact on operating results in future periods, such as merger and integration costs, acquisition related bargain purchase gains, and life insurance settlements and other items. Management computes the Company’s non-GAAP operating earnings, non-interest income as a percentage of total income and the efficiency ratio on an operating basis, which excludes these items, in order to measure the performance of the Company’s core banking business.

Non-GAAP measures should not be viewed as a substitute for operating results determined in accordance with GAAP. An item that management determines to be non-core and excludes when computing these non-core measures can be of substantial importance to the Company’s results for any particular reporting period. The Company’s non-GAAP performance measures are not necessarily comparable to such measures that may be used by other companies.

The following table summarizes the impact of non-core items recorded for the reporting periods indicated below and reconciles them in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss) - GAAP basis	$289	$(361)	$1,009	$(1,013)
Non-interest income adjustments:
Bargain purchase gain	(1,451)	—	(1,451)	—
Gain on life insurance settlements	—	(402)	(486)	(402)

Non-interest expense adjustments:
Charitable foundation contribution	2,275	—	2,275	—
First Eastern acquisition merger and integration costs	514	517	664	517
Pension expense for defined benefit plan settled in 2015	—	398	—	572
Split dollar insurance expense on life insurance settlement	—	110	—	110
Net income (loss) - Non-GAAP basis	$1,627	$262	$2,011	$(216)

Asset Quality

Nonperforming Assets. The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	September 30, 2016	December 31, 2015
Nonaccrual loans:	(In thousands)
Real estate loans:
One- to four-family residential	$2,100	$2,022
Commercial	—	—
Home equity loans and lines of credit	276	30
Construction	—	—
Commercial and industrial loans	—	16
Consumer loans	—	—
Total nonaccrual loans	2,376	2,068
Foreclosed real estate:
One- to four-family residential	—	—
Commercial	353	500
Total other real estate owned	353	500
Total nonperforming assets	2,729	2,568
Performing troubled debt restructurings	4,171	4,388
Total nonperforming assets and performing troubled debt restructurings	$6,900	$6,956

Total nonperforming loans to total loans(1)	0.72%	0.72%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.41%	1.82%

(1)	Total loans exclude loans held for sale but include net deferred loan costs and fees.

Interest income that would have been recorded for the nine months ended September 30, 2016, had nonaccruing loans been current according to their original terms amounted to $38,000. Income related to nonaccrual loans included in interest income for the nine months ended September 30, 2016, amounted to $30,000.

Classified Loans.  The following table shows the aggregate amounts of our regulatory classified loans at the dates indicated.

	September 30, 2016	December 31, 2015
	(In thousands)
Classified assets:
Substandard	$1,507	$609
Doubtful	—	—
Loss	—	—
Total classified assets	$1,507	$609

Special mention	$2,575	$2,747

At September 30, 2016, classified assets associated with First Eastern totaled $400,000.

Other than as disclosed in the above tables, there are no other loans where management has information indicating that there is serious doubt about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	September 30, 2016			December 31, 2015
	30-59 Days	60-89 Days	90 Days or	30-59 Days	60-89 Days	90 Days or
(In thousands)	Past Due	Past Due	More Past Due	Past Due	Past Due	More Past Due
Real estate loans:
One- to four-family residential	$710	$419	$400	$403	$133	$46
Commercial	—	3	—	—	—	—
Home equity loans and lines of credit	30	—	246	—	247	—
Construction	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	$740	$422	$646	$403	$380	$46

Allowance for Loan Losses. The following table sets the breakdown for loan losses by loan category at the dates indicated.

	September 30, 2016			December 31, 2015
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$1,060	34.23%	54.54%	$1,076	33.22%	57.99%
Commercial	1,354	43.73%	26.51%	1,402	43.28%	26.09%
Home equity loans and lines of credit	429	13.86%	10.56%	512	15.81%	11.58%
Construction	144	4.65%	6.96%	159	4.91%	2.72%
Commercial and industrial loans	39	1.26%	0.59%	37	1.14%	0.71%
Consumer loans	70	2.27%	0.85%	53	1.64%	0.91%
Total	$3,096	100.00%	100.00%	$3,239	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Allowance at beginning of period	$3,239	$3,544
Provision (credit) for loan losses	(98)	(28)
Charge offs:
Real estate loans:
One- to four-family residential	—	(8)
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	(37)
Consumer loans	(66)	(32)
Total charge-offs	(66)	(77)

Recoveries:
Real estate loans:
One- to four-family residential	4	3
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	2
Consumer loans	17	13
Total recoveries	21	18
Net charge-offs	(45)	(59)
Allowance at end of period	$3,096	$3,457
Total loans outstanding(1)	$330,615	$288,390
Average loans outstanding	$315,753	$267,225
Allowance for loan losses as a percent of total loans outstanding(1)	0.94%	1.20%
Allowance for loan losses as a percent of originated loans (excluding First Eastern acquired loans)	1.04%	1.20%
Net loans charged off as a percent of average loans outstanding	0.01%	0.03%
Allowance for loan losses to nonperforming loans	130.30%	167.17%

(1)	Total loans exclude loans held for sale but include net deferred loan costs and fees.

Liquidity and Capital Resources

At September 30, 2016, we had $36.8 million of FHLB advances outstanding. At that date, we had the ability to borrow up to an additional $71.2 million from the FHLB and $3.5 million under a line of credit with a correspondent bank.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2016, cash and cash equivalents totaled $27.0 million.  This level of liquidity is elevated due to the $49.8 million of net proceeds from the July 2016 stock offering. A portion of the net proceeds were used during the third quarter of 2016 to acquire First Eastern and to purchase investment securities. We anticipate that the remaining higher than normal level of liquid assets will either be gradually absorbed into the investment and loan portfolios or used to repay overnight borrowings from the FHLBB during the remainder of 2016.

Financing activities consist primarily of activity in deposit accounts and borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. We experienced a net increase in deposits of $46.8 million for the nine months ended September 30, 2016 of which $33.7 million was attributable to the First Eastern acquisition.

At September 30, 2016, we had $36.0 million in loan commitments outstanding. In addition to commitments to originate loans, we had $30.3 million in unused lines of credit to borrowers and letters of credit and $16.1 million in undisbursed construction loans. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2016 totaled $60.9 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed.

We are subject to various regulatory capital requirements, including a risk-based capital measure. At September 30, 2016, our Tier 1 capital to average assets ratio was 17.13%. We exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to disclose quantitative and qualitative information about market risk as it qualifies as a smaller reporting company.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101

The following materials from Randolph Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Changes in  Stockholders’ Equity for the nine months ended September 30, 2016 and 2015, Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (v) Notes to Unaudited Consolidated Financial Statements.

† Management contract or compensation plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Randolph Bancorp, Inc.

Date: November 10, 2016	By:	/s/ James P. McDonough
James P. McDonough
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Michael K. Devlin
Michael K. Devlin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K):

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
101

The following materials from Randolph Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Changes in Stockholders’  Equity for the nine months ended September 30, 2016 and 2015, Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (v) Notes to Unaudited Consolidated Financial Statements.

†  Management contract or compensation plan or arrangement