Form 10-K
period 2016-12-31
Randolph Bancorp, Inc.
filed 2017-03-28
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission ﬁle number 001-37780

Randolph Bancorp, Inc.

(Exact name of registrant as speciﬁed in its charter)

Massachusetts	81-1844402
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identiﬁcation No.)

10 Cabot Place, Stoughton, MA	02072
(Address of principal executive ofﬁces)	(Zip Code)

(781) 963-2100

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ

Securities registered pursuant to section 12(g) of the Act:

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as deﬁned in Rule 405 of the Securities Act. ☐   Yes  ☒   No

Indicate by check mark if the registrant is not required to ﬁle reports pursuant to Section 13 or Section 15(d) of the Act. ☐   Yes  ☒   No

Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such ﬁles). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent ﬁlers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in deﬁnitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, or a smaller reporting company. See the deﬁnitions of “large accelerated ﬁler,” “accelerated ﬁler” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-afﬁliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second ﬁscal quarter.  N/A

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 5,868,726 shares as of February 28, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Randolph Bancorp, Inc.

2016 Form 10-K

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as statements relating to our financial condition, prospective results of operations, future performance or expectations, plans, objectives, prospects, loan loss allowance adequacy, simulation of changes in interest rates, capital spending, finance sources and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward looking statements, which are based on various assumptions (some of which are beyond the Company’s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as “believe,” “expect,” “estimate,” “anticipate,” “continue,” “plan,” “view,” “approximately,” “intend,” “objective,” “goal,” “project,” or other similar terms or variations on those terms, or the future or conditional verbs, such as “will,” “may,” “should,” “could,” and “would.”

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties. Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that our expectations will in fact occur or that our estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, the factors referenced in this report under Item 1A. “Risk Factors”; changes in interest rates; competitive pressures from other financial institutions; the effects of a continuing deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in loan defaults and charge-off rates; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; increasing government regulation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act; the risk that we may not be successful in the implementation of our business strategy; the risk that intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business.

Randolph Bancorp, Inc.

Randolph Bancorp, Inc. (“we,” “our,” “us,” “Randolph,” or the “Company”) is a Massachusetts corporation organized in 2016 and is the stock holding company of Randolph Savings Bank (“Bank”). Randolph Bancorp, Inc.’s primary business activities are the ownership of the outstanding capital stock of Randolph Savings Bank and management of the investment of offering proceeds retained from Randolph Bancorp’s mutual-to-stock conversion (the “conversion”) and our initial public offering in 2016. On July 1, 2016, we completed an initial public offering selling 5,686,750 shares of common stock at $10.00 per share for approximately $56.9 million in gross proceeds, including 469,498 shares sold to the Bank’s employee stock ownership plan (“ESOP”). In connection with the conversion and initial public offering, we also issued 181,976 shares of common stock and contributed $455,000 in cash to Randolph Savings Charitable Foundation, Inc.  We also completed the acquisition of First Eastern Bankshares Corporation on July 1, 2016 for cash of $14.1 million. In the future, Randolph Bancorp, Inc. may pursue other business activities permitted by applicable laws and regulations for such holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in Randolph Savings Bank. There are no specific plans for any additional capital issuance, merger or acquisition, or other diversification of Randolph Bancorp, Inc.’s activities at the present time. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiary on a consolidated basis.

At December 31, 2016, we had consolidated assets of $481.2 million, consolidated deposits of $351.2 million and consolidated stockholders’ equity of $83.3 million.

Randolph Bancorp, Inc.’s cash flows will depend upon earnings from the investment of the portion of net proceeds retained from its initial public offering, payments on the loan made to the ESOP and any dividends received from Randolph Savings Bank. Initially, Randolph Bancorp, Inc. will not own or lease any property, but will instead use the premises, equipment, and other property of Randolph Savings Bank.

Randolph Savings Bank

Randolph Savings Bank is a Massachusetts-chartered savings bank headquartered in Stoughton, Massachusetts with its main office in Randolph, Massachusetts. Randolph Savings Bank was organized in 1851. It reorganized into the mutual holding company structure in 2002 and into a stock holding company structure in 2016. Randolph Savings Bank is currently the wholly-owned subsidiary of Randolph Bancorp, Inc., a Massachusetts stock holding company. On July 1, 2016, we acquired First Eastern Bankshares Corporation and its wholly-owned subsidiary, First Federal Savings Bank of Boston (together, “First Eastern”), which was merged with the Bank. First Eastern was actively engaged in mortgage banking including the origination and sale of residential mortgage loans in the secondary market and the servicing of a portion of sold loans for investors. During the year ended December 31, 2015 and the six months ended June 30, 2016, First Eastern sold $417.6 million and $175.2 million, respectively, of residential mortgage loans. First Eastern’s operations were conducted through eight loan production offices located in eastern Massachusetts and New Hampshire and an operations center in Andover, Massachusetts.

Randolph Savings Bank provides financial services to individuals, families, and small to mid-size businesses through our six full-service banking offices located in Norfolk and Suffolk Counties, Massachusetts and our ten loan production offices and lending centers located throughout eastern Massachusetts. The Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans, commercial real estate loans, home equity loans and lines of credit, commercial and industrial loans, construction loans, consumer loans, and investment securities. Randolph Savings Bank offers a full range of deposit accounts, including statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, and IRAs.

Market Area

Our primary deposit-taking market is Norfolk County, Massachusetts and our primary lending market is more broadly based in Bristol, Essex, Middlesex, Norfolk, Plymouth and Suffolk counties in Massachusetts and Kent, Newport, Providence, and Washington counties in Rhode Island.  With the acquisition of First Eastern, we also acquired a loan production office in southern New Hampshire.

Due to its proximity to Boston, our market area benefits from the presence of numerous institutions of higher learning, medical care and research centers, and the corporate headquarters of several investment and financial services companies. The greater Boston metropolitan area also has many life science and high technology companies employing personnel with specialized skills. These factors affect the demand for residential homes, residential construction, office buildings, shopping centers, and other commercial properties in our market area. Communities within our market area include many older residential commuter towns, which function partially as business and service centers. Although our current operations are not focused in Boston, we are affected by economic conditions in Boston because our loan portfolio includes a number of loans that are secured by real estate or that have borrowers located in Boston. In addition, a number of our customers who reside in our market area are employed in Boston, the operations of our commercial and industrial loan customers depend in part on sales of products and services to individuals or other businesses located in Boston, and a number of our non-owner occupied residential loan customers have properties in Boston as well as elsewhere in our market area.

Population and household data indicate that the market within a 20 minute drive time from any of our current branch locations is a mix of urban and suburban markets with a large commuter population. Norfolk County is the wealthiest county in the state of Massachusetts and is characterized by a high concentration of white collar professionals who work in the Boston Metropolitan Statistical Area.

Competition

We face intense competition in making loans and attracting deposits. Our most direct competition for deposits has historically come from the banking institutions operating in our primary market area and from other financial service companies, such as securities brokerage firms, credit unions, and insurance companies. We also face competition for investors’ funds from money market funds and mutual funds. At June 30, 2016, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (FDIC), we held 1.60% of the deposits in Norfolk County, which was the 16th largest market share out of 48 financial institutions with offices in Norfolk County. Many of the banks owned by large national and regional holding companies and other community-based banks that operate in our primary market area are larger than we are and, therefore, may have greater resources or offer a broader range of products and services.

Our competition for loans comes from financial institutions, including credit unions, in our primary market area and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies, and specialty finance companies. Competition in mortgage banking comes from traditional mortgage competitors within our market area as well as larger, nationally active mortgage originators, such as Quicken Loans.

We expect competition to increase in the future as a result of legislative, regulatory, and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the internet, and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

Our primary lending activity is the origination of one- to four-family residential mortgage loans, commercial real estate loans, home equity loans and lines of credit, construction loans, commercial and industrial loans, and consumer loans, predominantly in our core market area in eastern Massachusetts and Rhode Island.

Loan Portfolio. The following table sets forth the composition of our loan portfolio at the dates indicated:

	At December 31,
	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One- to four-family residential	$179,025	53.43%	$166,483	57.99%	$152,063	60.48%	$123,126	59.47%	$93,843	51.47%
Commercial	88,394	26.38%	74,911	26.09%	68,380	27.20%	61,994	29.94%	68,909	37.80%
Home equity loans and lines of credit	35,393	10.56%	33,259	11.58%	25,475	10.13%	18,881	9.12%	15,195	8.33%
Construction	23,629	7.05%	7,807	2.72%	2,189	0.87%	—	—	235	0.13%
Commercial and industrial loans	2,067	0.62%	2,040	0.71%	2,161	0.86%	2,302	1.11%	3,275	1.80%
Consumer loans	6,578	1.96%	2,602	0.91%	1,148	0.46%	755	0.36%	850	0.47%
	335,086	100.00%	287,102	100.0%	251,416	100.00%	207,058	100.00%	182,307	100.0%
Deferred loan origination costs and fees, net	1,176		1,288		1,136		745		629
Allowance for loan losses	(3,271)		(3,239)		(3,544)		(3,829)		(3,530)
Loans, net	$332,991		$285,151		$249,008		$203,974		$179,406

Loan Maturities. The following table sets forth the scheduled contractual amortization of Randolph Savings Bank’s loan portfolio at December 31, 2016. Loans having no schedule of repayments or no stated maturity are reported as being in greater than five years. The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude net deferred loan costs and fees. The following table also sets forth the rate structure of loans scheduled to mature after one year.

	December 31, 2016
(In thousands)	One-to Four- Family Residential Real Estate	Commercial Real Estate	Home Equity Loans and Lines of Credit	Construction	Commercial and Industrial	Consumer	Total Loans
Amounts due in:
One year or less	$6,337	$5,602	$1,368	$23,422	$332	$1,667	$38,728
After one year through five years	40,544	35,843	4,483	207	938	4,586	86,601
Beyond five years	132,144	46,949	29,542	—	797	325	209,757
Total	$179,025	$88,394	$35,393	$23,629	$2,067	$6,578	$335,086
Interest rate terms on amounts due after one year:
Fixed rate	$76,602	$35,193	$2,324	$—	$493	$4,410	$119,022
Adjustable rate	96,086	47,599	31,701	207	1,242	501	177,336
Total	$172,688	$82,792	$34,025	$207	$1,735	$4,911	$296,358

Residential Mortgage Loans. We offer mortgage loans to enable borrowers to purchase homes or refinance loans on existing homes, most of which serve as the primary residence of the owner. Excluding loans maturing in one year or less, at December 31, 2016, residential mortgage loans were $172.7 million, or 51.5% of total loans, and consisted of $76.6 million and $96.1 million of fixed-rate and adjustable rate loans, respectively. Non-owner occupied residential loans were $28.0 million, or 8.4% of total loans.

We offer fixed-rate and adjustable-rate residential mortgage loans with terms up to 30 years. Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac underwriting guidelines and are originated with the intention to sell. Our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from three to ten years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a specified percentage above the one year Constant Maturity Treasury rate or the London Interbank Offered Rate (LIBOR). Depending on the loan type, the maximum amount by which the interest rate may be increased or decreased is generally 2.0% per adjustment period and the lifetime interest rate caps range from 5.0% to 6.0% over the initial interest rate of the loan.

Borrower demand for adjustable-rate compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates, and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

While residential mortgage loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. Additionally, our current practice is generally to (1) sell to the secondary market newly originated 15-year or longer term conforming fixed-rate residential mortgage loans, and (2) hold in our portfolio non-conforming loans, as well as a portion of our originated longer-term fixed-rate loans and adjustable-rate loans. Generally, conforming fixed-rate loans are sold to third parties with servicing either retained or released. We generally do not originate “interest only” mortgage loans on one- to four-family residential properties nor do we offer loans that provide for negative amortization of principal, such as “option ARM” loans where the borrower can pay less than the interest owed on their loan. Additionally, we do not offer “subprime” loans (loans that are made with low down payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, or bankruptcies or to borrowers with questionable repayment capacity) or “Alt-A” loans (loans to borrowers having less than full documentation).

We will make loans with loan-to-value ratios up to 100.0% for some government insured loans; however, we generally require private mortgage insurance for residential loans secured by a first mortgage with a loan-to-value ratio over 80.0%. We generally require all properties securing mortgage loans to be appraised by a licensed real estate appraiser. Exceptions to this lending policy are based on the requirements of the secondary market program under which the loan is originated. We require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

In an effort to provide financing for first-time home buyers, we offer adjustable- and fixed-rate loans to qualified individuals and originate the loans using programs with more flexible underwriting guidelines, loan conditions, and reduced closing costs.

Due to historically low interest rate levels, borrowers generally have preferred fixed-rate loans in recent years. While we anticipate that our adjustable-rate loans will better offset the adverse effects on our net interest income of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loans in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Commercial Real Estate Loans. At December 31, 2016, commercial real estate loans were $88.4 million, or 26.4% of total loans.

We originate fixed- and adjustable-rate commercial real estate loans for terms generally up to ten years, though on an exception basis commercial real estate loans will be granted with terms up to twenty years. Excluding loans maturing in one year or less, commercial real estate loans consisted of $35.2 million of fixed-rate loans and $47.6 million of adjustable rate loans at December 31, 2016. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years and generally are adjusted to a rate equal to a specified percentage above the corresponding Federal Home Loan Bank of Boston classic borrowing rate. Most of our adjustable-rate commercial real estate loans adjust every five years and amortize over a 25 year term. Loan amounts do not generally exceed 75.0% of the property’s appraised value at the time the loan is originated but may be made up to 80.0% of appraised value on an exception basis.

We currently focus our commercial real estate origination efforts on small- and mid-size owner occupants and investors in our market area seeking loans between $500,000 and $5.0 million. Our commercial real estate loans are generally secured by properties used for business purposes, such as office buildings, warehouses, retail facilities and apartment buildings. In addition to originating these loans, we also participate in commercial real estate loans with other financial institutions located primarily in Massachusetts.

At December 31, 2016, the average loan balance of our outstanding commercial real estate loans was $649,000 and our largest commercial real estate loan was $4.7 million. This loan was performing in accordance with its original terms at December 31, 2016.

Loans secured by commercial real estate, including multi-family real estate, generally have larger balances and involve a greater degree of risk than residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, where applicable, to provide annual financial statements on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history, profitability, global cash flow of the borrower, guarantor, and all related entities, and the value of the underlying property. We require an environmental risk assessment for commercial real estate loans.

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which are secured by one-to four-family residences. At December 31, 2016, home equity loans and lines of credit were $35.4 million, or 10.6% of total loans. Home equity lines of credit have monthly adjustable rates of interest with 15-year draws which are then amortized over 10 years. These loans are indexed to the prime rate and generally are subject to an interest rate floor. Our home equity loans generally have a fixed interest rate. We offer home equity loans and lines of credit with cumulative loan-to-value ratios generally up to 80.0%, when taking into account both the balance of the home equity loans and first mortgage loan. Any home equity loan or line of credit made with a loan to value ratio exceeding 80.0% is made as a policy exception.

The procedures for underwriting home equity loans and lines of credit include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount. The procedures for underwriting residential mortgage loans apply equally to home equity loans and lines of credit.

Construction Loans. At December 31, 2016, construction loans were $23.6 million, or 7.0% of total loans, compared to $7.8 million, or 2.7% of total loans, at December 31, 2015. The growth in our construction loan portfolio is primarily a result of our acquisition of First Eastern, which has historically originated construction loans. We originate construction loans only in our market area of eastern Massachusetts, New Hampshire and Rhode Island. We primarily originate construction loans to contractors and builders, and to individuals, to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including small industrial buildings and retail and office buildings. Our construction loans generally are floating-rate, interest-only loans that provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan may be paid in full or converted to a permanent mortgage loan. Construction loans generally can be made with a maximum loan to value ratio of 75.0% of appraised market value for commercial construction and 80.0% of appraised market value for owner occupied residential construction loans estimated upon completion of the project. Before making a commitment to fund a residential construction loan, we generally require an appraisal of the property by an independent licensed appraiser. Our construction loans do not provide for interest payments to be funded by interest reserves.

Our loan policy dictates a minimum equity contribution by the borrower of 10.0% to 30.0% depending on the loan type and an end loan-to-value ratio not greater than 75.0% for commercial construction loans and 80.0% for owner occupied residential construction loans. All borrowers are underwritten and evaluated for creditworthiness based on past experience, debt service ability, net worth analysis including available liquidity, and other credit factors. We generally require personal guarantees on all construction loans. Advances are only made following an inspection of the property confirming completion of the required progress on the project and an update to the title completed by a bank approved attorney. For owner occupied residential construction loans, loan to value ratios of greater than 80.0% may be approved when credit enhancements or mortgage insurance is in place.

Construction financing is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a project having a value which is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If we are forced to foreclose on a project before or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Commercial and Industrial Loans. We make commercial and industrial loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. At December 31, 2016, commercial and industrial loans were $2.1 million, or 1% of total loans. Commercial lending products include term and time loans and revolving lines of credit. Commercial and industrial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to a corresponding Federal Home Loan Bank of Boston Classic rate, plus a margin. Commercial and industrial loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately held companies with local or regional businesses that operate in our market area. In addition, commercial and industrial loans are generally made only to existing customers having a business or individual deposit account and new borrowers are expected to establish appropriate deposit relationships with us if not already a depositor.

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, and the value of the collateral, primarily accounts receivable, inventory, and equipment. Generally, loans are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial and industrial loans are generally made in amounts of up to 50.0% to 80.0% of the value of the collateral securing the loan.

At December 31, 2016, our largest commercial and industrial loan was a $427,000 loan and our largest commercial line of credit was $335,000, of which $263,000 was outstanding at December 31, 2016. These loans are secured by all business assets of the respective borrowers and were performing according to their original terms at December 31, 2016.

Commercial and industrial loans also involve a greater degree of risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer Loans. We originate automobile loans, loans secured by passbook or certificate accounts, unsecured personal loans and overdraft loans. We also purchase unsecured personal loans originated by a third-party lender based on specific credit criteria established by us carrying an average balance of $5,000 per loan and an average FICO score at loan origination of 730. At December 31, 2016, total purchased unsecured personal loans totaled $5.6 million, while the entire consumer portfolio totaled $6.6 million or 2.0% of total loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. The underwriting standards for measuring the creditworthiness of the borrowers on purchased loan pools are greatly enhanced. Those borrowers are typically not within our defined trade area and therefore our familiarity with them and their markets is not as robust. We evaluate these underwriting standards on annual basis.

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loan Originations, Purchases and Sales. The primary source of loan originations are our in-house loan originators, advertising, and referrals from customers. We occasionally purchase commercial real estate loans or participation interests in commercial real estate loans, and from time to time we may purchase whole residential mortgage loans from other banks.

Additionally, our current practice is generally (1) to sell to the secondary market newly originated 15-year or longer term conforming fixed-rate residential mortgage loans and (2) to hold in our portfolio non-conforming loans, as well as a portion of our longer-term fixed-rate loans and adjustable-rate residential mortgage loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. Loans are sold to third parties with servicing either retained or released. In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily the portion of loans that exceed our borrowing limits or are in an amount that is considered prudent to manage our credit risk.

Loan Originations. The following table sets forth our loan originations (excluding loans originated for sale in the secondary market), loans acquired in the First Eastern transaction, purchases and principal repayment activities during the periods indicated.

	Years Ended December 31,
(In thousands)	2016	2015	2014
Total loans at beginning of year	$287,102	$251,416	$207,058
Originations:
Real estate loans:
One- to four-family residential	30,239	44,942	38,698
Commercial	25,018	19,381	23,913
Home equity loans and lines of credit	15,570	14,523	14,406
Construction	17,651	10,014	2,130
Total real estate	88,478	88,860	79,147
Commercial and industrial loans	1,321	768	772
Consumer loans	219	826	681
Total loan originations	90,018	90,454	80,600
First Eastern acquisition:
Real estate loans:
One- to four-family residential	15,210	—	—
Commercial	3,959	—	—
Home equity loans and lines of credit	12,133	—	—
Total real estate	31,302	—	—
Consumer loans	4	—	—
Total acquired loans	31,306	—	—
Purchases:
Real estate loans:
One- to four-family residential	—	—	8,846
Commercial	—	—	—
Home equity loans and lines of credit	—	—	—
Construction	—	—	—
Total real estate	—	—	8,846
Commercial and industrial loans	—	—	—
Consumer loans	6,849	1,446	—
Total loan purchases	6,849	1,446	8,846
Other:
Principal repayments	(70,480)	(38,227)	(32,181)
Unadvanced funds on originations	(9,709)	(17,987)	(12,303)
Transfers to other real estate owned	—	—	(604)
Total other	(80,189)	(56,214)	(45,088)
Net loan activity	47,984	35,686	44,358
Total loans at end of year	$335,086	$287,102	$251,416

We also originate one-to-four-family residential mortgage loans for sale in the secondary mortgage market. During the years ended December 31, 2016, 2015, and 2014, the Bank originated $404.5 million, $105.8 million, and $62.6 million of such loans, respectively. Included in residential mortgage loans originated for sale in 2016 were $253.3 million attributable to First Eastern.

Loan Participations. We look to form relationships with other financial institutions and mitigate risk of our lending activities by participating either as the lead bank or as a participant in various loan transactions. We independently underwrite each loan using underwriting practices that generally do not differ from loans that we originate.

At December 31, 2016, the outstanding balances of loan participations purchased totaled $4.0 million and loan participations sold totaled $6.2 million.

Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory underwriting standards and loan origination procedures established by our board of directors and management. Our board of directors has granted loan approval authority to certain executive officers. Loans in excess of any officer’s individual authority and up to the “in-house limit” established by the board of directors must be approved by the loan committee, which is comprised of five independent members of our board of directors. Loans in excess of the “in-house limit” must be approved by the board of directors. The loan committee of the board of directors reviews all residential portfolio loan, commercial real estate loan, home equity loan and line of credit, construction loan and commercial and industrial loan requests greater than $1,000,000. All mortgage and commercial real estate loans to any single borrower that exceed our $5.0 million “in-house limit” must be approved by the board of directors. The president and chief executive officer is authorized to grant lending authority to officers and other employees in individual amounts up to $500,000. Delegation of such authority is made after due consideration of the individual’s lending experience, past performance and his or her area of responsibility.

Loans-to-One Borrower Limit. The maximum amount that Randolph Savings Bank may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20.0% of Randolph Savings Bank’s capital, which is defined under Massachusetts law as the sum of Randolph Savings Bank’s capital stock, surplus account, and undivided profits. At December 31, 2016, Randolph Savings Bank’s regulatory limit on loans-to-one borrower was $14.3 million. At that date, our largest lending relationship totaled $5.2 million and was secured by commercial real estate properties. The underlying loans making up this lending relationship were performing in accordance with its original repayment terms at December 31, 2016.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

Mortgage Banking Activities

We originate residential mortgage loans both for our portfolio and for sale into the secondary market. We generally underwrite our residential mortgage loans to conform to Fannie Mae and Freddie Mac standards. Approximately 92.6% of residential real estate loans that we originated in 2016 were sold into the secondary market. We generally hold originated adjustable-rate residential mortgage loans (ARMs) and non-conforming fixed-rate mortgage loans in our loan portfolio. We determine whether the loans will be held for investment or held for sale at the time of commitment. We may subsequently change our intent to hold loans for investment and sell some or all of our ARMs or fixed-rate mortgages as part of our asset/liability management function. Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $1,046.6 million and $317.2 million at December 31, 2016 and 2015, respectively. Net gains or losses recognized upon the sale of loans is included in noninterest income. For the years ended December 31, 2016 and 2015, the Bank sold $403.6 million and $105.3 million of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans of $10.4 million and $2.6 million, respectively.

To date, we have generally retained servicing on loans sold into the secondary market. After completion of the acquisition of First Eastern, we began selling a larger portion of the servicing on residential loans that we originate but intend to continue servicing residential mortgage loans originated to customers in our market area.

We also intend to sell the rights to service blocks of loans from time to time when we do not otherwise have a relationship with the customer. During 2016, we sold the rights to service $196 million in loans.

Interest rates affect the amount and timing of origination and servicing fees because consumer demand for new mortgages and the level of refinancing activity are sensitive to changes in mortgage interest rates. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees and may also lead to an increase in mortgage servicing income, a component of noninterest income, depending on the level of new loans added to the servicing portfolio and prepayments. Given the time it takes for consumer behavior to fully react to interest rate changes, as well as the time required for processing a new application, providing the commitment and selling the loan, interest rate changes will affect origination and servicing fees with a lag. The amount and timing of the impact on origination and servicing fees will depend on the magnitude, speed, and duration of the change in interest rates.

Mortgage servicing rights are recognized as separate assets at fair value when rights are acquired through purchase or through sale of financial assets. We capitalize mortgage servicing rights at their fair value upon sale of the related loans. Capitalized servicing rights are amortized into mortgage servicing income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. We measure impairment of our servicing rights on a disaggregate basis based on the predominant risk characteristics of the portfolio, and we discount the asset’s estimated future cash flows using a current market rate. We have determined the predominant risk characteristics to be prepayment risk and interest-rate risk. The fair value of the existing mortgage servicing rights as of December 31, 2016 and 2015 exceeded book value. To determine the fair value of mortgage servicing rights, we estimate the expected future net servicing revenue based on common industry assumptions, as well as on our historical experience.

An analysis of mortgage servicing rights for the years ended December 31, 2016 and 2015 is as follows:

(In thousands)	2016	2015
Balance, beginning of year	$2,567	$2,445
Acquisition of First Eastern	6,216	—
Capitalized rights	2,382	642
Amortization	(1,064)	(486)
Sales	(1,191)	—
Valuation allowance	(424)	(34)
Balance, end of year	$8,486	$2,567
Fair value, end of year	$8,520	$2,981

Changes in interest rates influence a variety of significant assumptions included in the periodic valuation of mortgage servicing rights, including prepayment speeds, expected returns and potential risks on the servicing asset portfolio, the value of escrow balances and other servicing valuation elements. A decline in interest rates generally increases the propensity for refinancing, reduces the expected duration of the servicing portfolio and therefore reduces the estimated fair value of mortgage servicing rights. This reduction in fair value can cause a charge to mortgage servicing income. Conversely, an increase in interest rates generally increases the estimated fair value of mortgage servicing rights. Mortgage servicing income, net of amortization and changes in the valuation allowance, for the years ended December 31, 2016 and 2015 was $430,000 and $234,000, respectively.

Asset Quality

Nonperforming Assets. We consider foreclosed assets, loans that are maintained on a nonaccrual basis and loans that are past 90 days or more and still accruing to be nonperforming assets. Loans are generally placed on nonaccrual status when they are classified as impaired or when they become 90 days or more past due. Loans are classified as impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. At the time a loan is placed on nonaccrual status, the accrual of interest ceases and interest income previously accrued on such loans is reversed against current period interest income. Payments received on a nonaccrual loan are first applied to the outstanding principal balance when collectability of principal is in doubt.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until it is sold. When property is acquired, it is recorded at fair market value less costs to sell at the date of foreclosure. Any holding costs and declines in fair value after acquisition of the property result in charges against income.

Troubled debt restructurings occur when we grant borrowers concessions that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties. We may modify the terms of loans to lower interest rates (which may be at below market rates) or to provide for temporary interest-only terms, or to forgive or defer the payment of interest. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. We generally do not forgive principal on loans. Once the borrower has demonstrated sustained performance with the modified terms, the loan may be upgraded from its classified and/or nonperforming status. Any loan categorized as troubled debt restructurings will continue to retain that designation through the life of the loan.

The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	At December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Nonaccrual loans:
Real estate loans:
One- to four-family residential	$1,945	$2,022	$2,434	$2,797	$2,171
Commercial	—	—	892	2,815	3,232
Home equity loans and lines of credit	276	30	81	—	176
Construction	—	—	—	—	—
Commercial and industrial loans	—	16	17	35	—
Consumer loans	—	—	—	—	—
Total nonaccrual loans	$2,221	2,068	3,424	5,647	5,579
Other real estate owned:
One- to four-family residential	—	—	—	130	270
Commercial	—	500	600	—	—
Total other real estate owned	—	500	600	130	270
Total nonperforming assets	$2,221	$2,568	$4,024	$5,777	$5,849
Performing troubled debt restructurings	$3,433	$4,172	$10,115	$10,437	$13,152
Total nonperforming loans to total loans(1)	0.66%	0.72%	1.36%	2.73%	3.06%
Total nonperforming assets to total assets	0.46%	0.67%	1.12%	1.55%	1.51%

(1)	Total loans exclude loans held for sale and net deferred loan costs and fees.

Interest income that would have been recorded for the year ended December 31, 2016, had nonaccruing loans been current according to their original terms amounted to $58,000. Income related to nonaccrual loans included in interest income for the year ended December 31, 2016, amounted to $56,000.

Classified Loans. Federal regulations require us to review and classify assets on a regular basis. In addition, the FDIC and the Massachusetts Commissioner of Banks have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When management classifies an asset as substandard or doubtful, a specific allowance for loan losses may be established. If management classifies an asset as loss, an amount equal to 100.0% of the portion of the asset classified loss is charged to the allowance for loan losses. The regulations also provide for a “special mention” category, described as assets that do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention. We utilize a eight-grade internal loan rating system for commercial real estate, construction, and commercial and industrial loans. See Note 5 to the consolidated financial statements.

The following table shows the aggregate amounts of our regulatory classified loans, consisting of residential real estate, commercial real estate, construction, and commercial and industrial loans, at the dates indicated.

	December 31,
	2016	2015
	(In thousands)
Classified assets:
Substandard	$1,098	$661
Doubtful	—	—
Loss	—	—
Total classified assets	$1,098	$661
Special mention	$2,214	$3,684

None of the special mention loans at December 31, 2016 and 2015 were on nonaccrual.

Other than as disclosed in the above tables, there are no other loans where management has information indicating that there is serious doubt about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	December 31, 2016			December 31, 2015
	30-59 Days	60-89 Days	90 Days or	30-59 Days	60-89 Days	90 Days or
(In thousands)	Past Due	Past Due	More Past Due	Past Due	Past Due	More Past Due
Real estate loans:
One- to four-family residential	$1,168	$201	$—	$403	$133	$46
Commercial	400	—	—	—	—	—
Home equity loans and lines of credit	258	30	247	—	247	—
Construction	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Consumer loans	59	—	—	—	—	—
Total	$1,885	$231	$247	$403	$380	$46

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a regular basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a general component related to the remainder of the loan portfolio and (2) an allocated component related to impaired loans. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

General Component. The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by our loan segments. Management uses a rolling average of historical losses based on a trailing 48-month period, a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures, and practices; experience/ability/depth of lending management and staff; national and local economic trends and conditions, regulatory, and legal factors; and risk rating concentrations.

Allocated Component. The allocated component of the allowance for loan losses relates to loans that are individually evaluated and determined to be impaired. Residential real estate, commercial, commercial real estate and construction loans are evaluated for impairment on a loan-by-loan basis. Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan are lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer loans or second mortgages and home equity loans and lines of credit for impairment disclosures, unless such loans are 90 days or more past due or subject to a troubled debt restructuring agreement.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

We periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. All troubled debt restructurings are initially classified as impaired.

We identify loans that may need to be charged-off as a loss by reviewing all impaired loans and related loss analyses. Loan losses are charged against the allowance when we believe the uncollectibility of the loan balance is confirmed. A borrower’s inability to make payments under the terms of the loan and a shortfall in collateral value would generally result in our charging off the loan to the extent of the loss deemed to be confirmed.

At December 31, 2016, our allowance for loan losses was $3.3 million, or 0.98% of total loans and 147.3% of nonperforming loans. At December 31, 2015, our allowance for loan losses was $3.2 million, or 1.13% of total loans and 156.6% of nonperforming loans. Nonperforming loans at December 31, 2016 were $2.2 million, or 0.7% of total loans, compared to $2.1 million, or 0.7% of total loans, at December 31, 2015. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that the FDIC and the Massachusetts Commissioner of Banks, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operation.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	December 31, 2016			December 31, 2015
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$1,018	31.11%	53.43%	$1,076	33.22%	57.99%
Commercial	1,410	43.11%	26.38%	1,402	43.28%	26.09%
Home equity loans and lines of credit	436	13.33%	10.56%	512	15.81%	11.58%
Construction	225	6.88%	7.05%	159	4.91%	2.72%
Commercial and industrial loans	37	1.13%	0.62%	37	1.14%	0.71%
Consumer loans	145	4.44%	1.96%	53	1.64%	0.91%
Total	$3,271	100.00%	100.00%	$3,239	100.00%	100.00%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2016	2015
	(In thousands)
Allowance at beginning of period	$3,239	$3,544
Provision (credit) for loan losses	103	(137)
Charge offs:
Real estate loans:
One- to four-family residential	—	(128)
Commercial	—	(35)
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	(15)	—
Consumer loans	(81)	(40)
Total charge-offs	(96)	(203)

Recoveries:
Real estate loans:
One- to four-family residential	8	17
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	3
Consumer loans	17	15
Total recoveries	25	35
Net charge-offs	(71)	(168)
Allowance at end of period	$3,271	$3,239
Total loans outstanding(1)	$336,262	$288,390
Average loans outstanding	$328,192	$271,337
Allowance for loan losses as a percent of total loans outstanding(1)	0.98%	1.13%
Allowance for loan losses as a percent of originated loans(2)	1.04%	1.13%
Net loans charged off as a percent of average loans outstanding	0.02%	0.06%
Allowance for loan losses to nonperforming loans	147.28%	156.62%

(1)	Total loans exclude loans held for sale and net deferred loan costs and fees.
(2)	Originated loans exclude loans acquired in the First Eastern transaction.

Investment Activities

General. The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate interest rate and market risk, to diversify our assets, and to generate a reasonable rate of return on funds within the context of our interest rate and credit risk objectives. Our board of directors is responsible for adopting our investment policy. The investment policy is reviewed annually by the board of directors. Authority to make investments under the approved investment policy guidelines is delegated to our president and chief executive officer and our chief financial officer. All investment transactions are reviewed at the next regularly scheduled meeting of the board of directors. We classify all of our securities as available-for-sale.

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, and municipal governments, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2016.

Investment Securities. The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2016		2015		2014
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
Debt securities:
U.S. Government- sponsored enterprises	$3,999	$4,081	$6,886	$7,033	$12,301	$12,418
Corporates	3,044	3,080	4,250	4,280	4,311	4,387
Municipals	13,857	14,055	15,327	15,775	16,592	17,101
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	21,130	20,722	14,277	14,509	26,051	26,623
U.S. Government guaranteed	—	—	—	—	5,952	5,982
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	14,676	14,178	5,465	5,444	—	—
U.S. Government guaranteed	9,589	9,457	11,742	11,768	8,192	8,074
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	2,127	2,155	2,437	2,455	—	—
U.S. Government guaranteed	368	371	452	458	—	—
Marketable equity securities:
Common stocks	—	—	—	—	2,643	2,734
Mutual fund	545	538	545	545	588	556
Total securities available-for-sale	$69,335	$68,637	$61,381	$62,267	$76,630	$77,875

We classify all of our securities as available-for-sale. We do not engage in securities trading or derivatives activities in carrying out our investment strategies.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2016. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available-for- sale:
Debt securities:
U.S. Government- sponsored enterprises	$—	—	$3,999	2.27%	$—	—	$—	—	$3,999	2.27%
Corporates	1,019	3.93%	1,522	2.58%	503	2.91%	—	—	3,044	3.09%
Municipals(1)	747	2.92%	6,626	2.96%	6,484	3.09%	—	—	13,857	3.02%
Residential mortgage- backed securities:
U.S. Government- sponsored enterprises	—	—	—	—	1,435	2.84%	19,695	2.38%	21,130	2.41%
Commercial mortgage- backed securities:
U.S. Government- sponsored enterprises	—	—	5,356	2.49%	9,320	2.08%	—	—	14,676	2.23%
U.S. Government- guaranteed	—	—	—	—	—	—	9,589	2.42%	9,589	2.42%
Collateralized mortgage obligations:
U.S. Government- sponsored enterprises	—	—	—	—	756	2.67%	1,371	2.81%	2,127	2.76%
U.S. Government- guaranteed	—	—	—	—	—	—	368	2.60%	368	2.60%
Mutual fund(2)	—	—	—	—	—	—	545	2.98%	545	2.98%
Total securities available-for-sale	$1,766	3.50%	$17,503	2.63%	$18,498	2.54%	$31,568	2.42%	$69,335	2.67%

(1)	Yields for municipal investments are not presented on a tax equivalent basis.
(2)	Investment in the mutual fund has no stated maturity and, accordingly, is presented herein with other investments maturing in more than 10 years.

U.S. Government and Agency Obligations. At December 31, 2016, we had U.S. government and agency securities totaling $4.0 million, which constituted 5.8% of our securities portfolio. While these securities may provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Corporate Debt Securities. At December 31, 2016, we had corporate debt securities totaling $3.0 million, which constituted 4.4% of our securities portfolio. All of our corporate debt securities are investment grade and have maturities not in excess of 10 years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities.

Municipal Securities. At December 31, 2016, we had municipal securities totaling $13.9 million, which constituted 20.0% of our securities portfolio. All of our current municipal securities have maturities of less than 10 years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Mortgage-Backed Securities. At December 31, 2016, we had residential mortgage-backed securities totaling $21.1 million, which constituted 30.5% of our securities portfolio, and commercial mortgage-backed securities totaling $24.3 million, which constituted 35.0% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” pro-rata based on each investor’s respective interest in the security, net of certain costs, including servicing and guarantee fees.  Residential mortgage-backed securities typically are collateralized by pools of one- to four-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. Commercial mortgage-backed securities typically are collateralized by pools of commercial mortgage loans. The issuers of such securities pool and resell the participation interests in the form of securities to investors, such as Randolph Savings Bank.  The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a U.S. government agency or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

Residential and commercial mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises are more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, residential and commercial mortgage-backed securities may be used to collateralize our borrowings. Investments in residential and commercial mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Collateralized Mortgage Obligations. At December 31, 2016, we had collateralized mortgage obligations issued by U.S. government-sponsored enterprises totaling $2.1 million, which constituted 3.1% of our securities portfolio, and collateralized mortgage obligations guaranteed by a U.S. government agency totaling $368,000, which constituted 0.5% of our securities portfolio.

Collateralized mortgage obligations are securities issued in the secondary market that are collateralized by pools of mortgages similar to mortgage-backed securities.  These two types of securities differ in how the principal and interest is received by their respective investors.  Cash flows from collateralized mortgage obligation securities typical are not received in the same pro-rata fashion as mortgage-backed securities.  Collateralized mortgage obligations can have contractually defined “tranches” that specify differing maturity dates, interest rates and principal balances.

Other Securities. We held common stock of the Federal Home Loan Bank of Boston in connection with our borrowing activities totaling $2.48 million at December 31, 2016. The Federal Home Loan Bank of Boston common stock is carried at cost. We may be required to purchase additional Federal Home Loan Bank of Boston stock if we increase borrowings in the future.

We also own common stock in The Savings Bank Life Insurance Company of Massachusetts, or SBLI, totaling $504,000 at December 31, 2016, which is carried at cost.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. At December 31, 2016, our balance in bank-owned life insurance totaled $7.9 million and was issued by six insurance companies, all of which were rated A- or better by A.M. Best Company.

Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Deposits are attracted from within our market area by sales efforts of our commercial loan and retail officers, advertising, and through our website. We offer a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts, and certificates of deposit. Brokered deposits are a more volatile source of funding than core deposits and do not increase our deposit franchise. In a rising rate environment, we may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings, which could increase our cost of funds and negatively impact our interest rate spread, financial condition, and results of operation. In connection with our acquisition of First Eastern, we assumed $10.9 million in brokered deposits. These brokered deposits have been allowed to run-off and totaled $249,000 at December 31, 2016.

Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, and customer preferences and concerns. We generally review our deposit mix and pricing on a weekly basis. Our deposit pricing strategy has generally been to offer competitive rates and to offer periodically special rates in order to attract deposits of a specific type or term.

Business Banking. We also offer a variety of deposit accounts designed for businesses operating in our market area. Our business banking deposit products include a commercial checking account and checking accounts specifically designed for small businesses. We also offer remote deposit capture products for business customers to meet their online banking needs. Additionally, we offer money market accounts for businesses. We are seeking to increase our commercial deposits through expansion of our commercial loan portfolio and the resulting increase in our base of commercial customers.

Deposits. The following table sets forth the average balances and weighted average rates of our deposit products at the dates indicated.

	For the Year Ended December 31,
	2016			2015			2014
(Dollars in thousands)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Deposit type:
Non-interest bearing demand	$45,142	13%	—	$32,515	11%	—	$30,230	10%	—
NOW	55,773	16%	0.31%	44,587	15%	0.19%	43,682	15%	0.10%
Money market deposits	44,937	13%	0.38%	53,245	17%	0.42%	39,181	13%	0.26%
Regular and other savings	99,764	29%	0.15%	91,458	30%	0.13%	92,743	32%	0.10%
Term certificates	92,597	27%	0.92%	81,925	27%	0.93%	88,413	30%	1.07%
Total	$338,213	100.00%	0.40%	$303,730	100.00%	0.39%	$294,249	100.00%	0.40%

The following table sets forth our term certificates classified by interest rate as of the dates indicated.

	At December 31,
(Dollars in thousands)	2016	2015	2014
0.00% - 1.00%	$48,406	$42,242	$48,892
1.01 - 2.00%	40,716	37,757	27,251
2.01 - 3.00%	768	3,392	4,213
3.01 - 4.00%	—	—	2,272
Total	$89,890	$83,391	$82,628

The following table sets forth the amount and maturities of our term certificates by interest rate at December 31, 2016.

	Amount Due
(Dollars in thousands)	Less than One Year	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Four Years	More than Four Years	Total	% of Total Certificate Accounts
0.00 - 1.00%	$35,401	$9,600	$2,626	$777	$2	$48,406	54%
1.01 - 2.00%	19,674	5,657	6,077	4,818	4,490	40,716	45%
2.01 - 3.00%	507	—	—	261	—	768	1%
Total	$55,582	$15,257	$8,703	$5,856	$4,492	$89,890	100%

As of December 31, 2016, the aggregate amount of our term certificates in amounts greater than or equal to $100,000 was approximately $38.0 million. The following table sets forth the maturity of these certificates as of December 31, 2016.

(In thousands) Maturity Period	Amount
Three months or less	$9,386
Over three through six months	5,275
Over six through twelve months	9,842
Over twelve months	13,460
Total	$37,963

Borrowings. We may utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank of Boston functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Boston and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank of Boston’s assessment of the institution’s creditworthiness. At December 31, 2016 and December 31, 2015, we had $38.7 million and $34.9 million in outstanding advances from the Federal Home Loan Bank of Boston, respectively. At December 31, 2016 and December 31, 2015, based on available collateral and our ownership of Federal Home Loan Bank of Boston stock, and based upon our internal policy, we had access to additional Federal Home Loan Bank of Boston advances of up to $65.6 million and $70.9 million, respectively. We also have a $4.2 million available line of credit with Federal Home Loan Bank of Boston and a $3.5 million available line of credit with a correspondent bank at December 31, 2016. We had no borrowings outstanding under either of these lines of credit at December 31, 2016 and 2015. All of our borrowings from the Federal Home Loan Bank of Boston are secured by a blanket lien on residential real estate.

The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At or for the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
FHLB Advances:
Balance outstanding at end of period	$38,667	$34,914	$24,079
Average amount outstanding during the period	$33,860	$32,569	$16,344
Maximum outstanding at any month end	$56,312	$47,374	$26,589
Weighted average interest rate during the period	0.77%	0.52%	0.72%
Weighted average interest rate at end of period	0.94%	0.66%	0.42%

Personnel

As of December 31, 2016, we had 220 total employees, including 182 full-time and 38 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Randolph Savings Bank has eight wholly-owned subsidiaries. Cabot Security Corporation is a Massachusetts securities corporation formed to hold certain of our investment securities for tax purposes. Randolph Investment Company, Inc., Randolph Investment II Company, Inc., and Randolph Investment III Company, Inc. are Massachusetts corporations formed to hold certain real estate owned. Randolph Holding RI II, LLC is a Rhode Island limited liability company formed to hold the lease on our former Cranston, Rhode Island property. First Eastern Mortgage Corporation is an inactive Massachusetts corporation. Prime Title Services, Inc. is a Massachusetts corporation that provides mortgage loan closing services. First Realty Acquisition Corporation is a Massachusetts corporation that acquires, holds, manages, and disposes of real property in satisfaction of debts.

Supervision and Regulation

General

Randolph Savings Bank is a Massachusetts stock savings bank and is the wholly-owned subsidiary of Randolph Bancorp, Inc., a Massachusetts corporation, which is a registered bank holding company. Randolph Savings Bank’s deposits are insured up to applicable limits by the FDIC and by the Depositors Insurance Fund established by the Massachusetts General Laws for amounts in excess of the FDIC insurance limits. Randolph Savings Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency and state regulator, and by the FDIC, as its federal regulator and deposit insurer. Randolph Savings Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition. Randolph Savings Bank must also obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. Randolph Savings Bank must comply with consumer protection regulations issued by the Consumer Financial Protection Bureau (CFPB). Randolph Savings Bank is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the 12 regional banks in the Federal Home Loan Bank System.

As a bank holding company, Randolph Bancorp, Inc. is subject to examination and supervision by, and is required to file certain reports with, the Board of Governors of the Federal Reserve System (Federal Reserve). Randolph Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission (SEC) under the federal securities laws.

The federal and state regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of other creditors or shareholders. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets, and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve, or the United States Congress, could have a material adverse impact on the financial condition and results of operations of Randolph Bancorp, Inc. and Randolph Savings Bank. As is further described below, the Dodd-Frank Act has significantly changed the bank regulatory structure and may affect the lending, investment, and general operating activities of depository institutions and their holding companies.

Set forth below are certain material regulatory requirements that are applicable to Randolph Bancorp, Inc. and Randolph Savings Bank. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Randolph Bancorp, Inc. and Randolph Savings Bank.

Holding Company Regulation

General. Randolph Bancorp, Inc. is a bank holding company within the meaning of the Bank Holding Company Act of 1956, or BHCA. As such, Randolph Bancorp, Inc. is registered with the Federal Reserve and subject to regulations, examinations, supervision, and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve has enforcement authority over Randolph Bancorp, Inc. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to Randolph Bancorp, Inc.’s subsidiary insured depository institution.

Permissible Activities. A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5.0% of any class of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities that the Federal Reserve had determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto as of November 11, 1999. Some of the principal activities that the Federal Reserve had determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment, or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association whose direct and indirect activities are limited to those permitted for bank holding companies. A bank holding company that is well-capitalized and well-managed within the meaning of applicable regulations and whose subsidiary depository institutions are well capitalized and well managed and meet certain additional requirements, may elect to become a “financial holding company.” Such an election allows a bank holding company to engage in a broader array of financial activities, including insurance and investment banking activities.

Acquisition of Control. The BHCA provides that no company may directly or indirectly acquire control of a bank without the prior approval of the Federal Reserve. Any company that acquires control of a bank becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve. Pursuant to federal regulations, the term “company” is defined to include banks, corporations, partnerships, associations, and certain trusts and other entities, and a company has “control” of a bank or other company if the company owns, controls, or holds with power to vote 25.0% or more of any class of voting stock of the bank or other company, controls in any manner the election of a majority of the directors of the bank or other company, or if the Federal Reserve determines, after notice and opportunity for hearings that the company has the power to exercise a controlling influence over the management or policies of the bank or other company. In addition, a bank holding company must obtain Federal Reserve approval prior to merging with another bank holding company or acquiring securities of a bank or bank holding company if, after such acquisition, the bank holding company would control more than 5.0% of any class of voting stock of the bank or bank holding company.

In evaluating applications by bank holding companies to acquire depository institutions, the Federal Reserve must consider, among other things, the financial and managerial resources and future prospects of the company and institutions involved, the convenience and needs of the community, effectiveness of the institutions involved in the transaction in combating money laundering activities, the extent to which a proposed acquisition, merger, or consolidation would result in greater or more concentrated risks to the stability of the United States banking or financial system, and competitive factors. The Federal Reserve may not approve a transaction that would result in a monopoly and may not approve a transaction that would substantially lessen competition in any banking market unless it finds that the anticompetitive effects are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served. In addition to the approval of the Federal Reserve, prior approval may also be necessary from other agencies having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed.

Under the Federal Change in Bank Control Act, no person, directly or indirectly or acting in concert with one or more other persons, may acquire control of an insured depository institution or a depository institution holding company unless the appropriate federal banking agency has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition. The Federal Reserve is the appropriate federal banking agency with respect to an acquisition of control of a bank holding company. Acquisitions subject to approval under the BHCA are exempt from the prior notice requirement. Control, as defined under the Change in Bank Control Act and as implemented by the Federal Reserve with respect to bank holding companies, means the power to directly or indirectly direct the management or policies of a bank holding company or to vote 25.0% or more of any class of voting securities of the bank holding company. Acquisition of more than 10.0% of any class of a bank holding company’s voting stock is subject to a rebuttable presumption of control by the Federal Reserve if the bank holding company has registered securities under section 12 of the Exchange Act or if no other person will own, control, or hold the power to vote a greater percentage of that class of voting stock immediately after the acquisition. There are also rebuttable presumptions in the regulations concerning whether a group is “acting in concert,” including presumed concerted action among members of an “immediate family.” Accordingly, the filing of a notice with the Federal Reserve would be required before any person or group of persons acting in concert could acquire 10.0% or more of the common stock of Randolph Bancorp, Inc., unless the person or group of persons files a rebuttal of control that is accepted by the Federal Reserve.

The Federal Reserve may prohibit a proposed acquisition of control if it finds, among other things, that:

•	the acquisition would result in a monopoly or substantially lessen competition;
•	the financial condition of the acquiring person might jeopardize the financial stability of the institution;
•	the competence, experience or integrity of the acquiring person indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person; or
•	the acquisition would have an adverse effect on the FDIC’s Deposit Insurance Fund.

Capital. When it reaches $1 billion in total consolidated assets, we believe Randolph Bancorp, Inc. will be subject to the Federal Reserve’s capital adequacy regulations for bank holding companies (on a consolidated basis). These capital standards have historically been similar to, though less stringent than, those of the FDIC for Randolph Savings Bank. Subject to certain exceptions, including an exception for bank holding companies with less than $1 billion of assets, the Dodd-Frank Act, requires the Federal Reserve to establish, for all bank holding companies, minimum consolidated capital requirements that are as stringent as those required for insured depository institutions. Under regulations enacted by the Federal Reserve and generally effective January 1, 2015, all such bank holding companies are subject to regulatory capital requirements that are the same as or more stringent than the capital requirements applicable to Randolph Savings Bank. These capital requirements include provisions that, when applicable, might limit the ability of Randolph Bancorp, Inc. to pay dividends to its shareholders or repurchase its shares. See “—Federal Banking Regulation—Capital Requirements.” We believe Randolph Bancorp, Inc. is not subject to the new capital requirements as its total consolidated assets are below $1 billion, and we believe it otherwise meets the requirements of the Federal Reserve’s small bank holding company policy statement, including certain qualitative requirements with respect to nonbanking activities, off-balance sheet activities, and publicly-registered debt and equity. The small bank holding company policy statement generally facilitates the transfer of ownership of small community banks by allowing their holding companies to operate with higher levels of debt than would otherwise be permitted.

Source of Strength. Federal Reserve policy requires bank holding companies to act as a source of financial and managerial strength to their depository institution subsidiaries. The Dodd-Frank Act codified the requirement that holding companies act as a source of financial strength. As a result, Randolph Bancorp, Inc. is expected to commit resources to support Randolph Savings Bank, including at times when Randolph Bancorp, Inc. may not be in a financial position to provide such resources.

Dividends and Repurchases. A bank holding company is generally required to give the Federal Reserve prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10.0% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve . The Federal Reserve Board has adopted an exception to that approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The Federal Reserve has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances, such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The policy statement also states that a bank holding company should inform and consult with the Federal Reserve supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Randolph Bancorp, Inc. to pay dividends, repurchase shares of common stock, or otherwise engage in capital distributions. In addition, the ability of Randolph Bancorp, Inc. to pay dividends may be restricted if Randolph Savings Bank becomes undercapitalized.

Massachusetts Holding Company Regulation. Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. The term “company” is defined by the Massachusetts banking laws similarly to the definition of “company” under the Bank Holding Company Act. Each Massachusetts bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5.0% of the voting stock of another banking institution; (ii) must register and file reports with the Massachusetts Commissioner of Banks; and (iii) is subject to examination by the Massachusetts Commissioner of Banks. Recent legislation enacted in Massachusetts provides an exemption from the requirement to obtain Board of Bank Incorporation approval for certain transactions involving a merger or consolidation subject to approval by the Massachusetts Commissioner of Banks. In addition, for a period of three years following completion of a conversion to stock form, no person may directly or indirectly offer to acquire or acquire beneficial ownership of more than 10.0% of any class of equity security of a converting mutual holding company without prior written approval of the Massachusetts Commissioner of Banks.

Federal Banking Regulation

Business Activities. Under federal law, all state-chartered FDIC-insured banks, including savings banks, have been limited in their activities as principal and in their equity investments to the type authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations. For example, certain state-chartered savings banks which had previously done so may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940. The maximum permissible investment is the lesser of 100.0% of Tier 1 capital or the maximum amount permitted by Massachusetts law. Such grandfathered authority may be terminated under certain circumstances, including a change in charter or a determination by the FDIC that such investments pose a safety and soundness risk.

The FDIC is also authorized to permit state banks to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and the FDIC has determined that such activities or investments do not pose a significant risk to the FDIC insurance fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specified that a state bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary,” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Capital Requirements. The FDIC currently requires federally insured state-chartered banks that are not members of the Federal Reserve System, or state non-member banks, to meet minimum capital standards: a 4.5% Tier 1 common equity to risk-weighted assets ratio, a 6.0% Tier 1 equity to risk weighted assets ratio, an 8.0% total capital to risk-weighted assets ratio and a leverage ratio of 4.0%. Additionally, subject to a transition schedule that began in 2016, the FDIC’s capital rules require Randolph Savings Bank to establish a capital conservation buffer of Tier I common equity in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets (0.625% at December 31, 2016), or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. If Randolph Bancorp, Inc. becomes subject to the Federal Reserve’s capital adequacy rules for bank holding companies, then Randolph Bancorp, Inc. would also become subject to a similar capital conservation buffer requirement that could restrict its ability to pay dividends, pay discretionary bonuses and/or engage in share repurchases. The capital conservation buffer is required to be fully implemented by January 1, 2019. Under the capital rules, risk-based capital ratios are calculated by dividing Common Equity Tier 1, Tier 1, and total risk-based capital, respectively, by risk-weighted assets. On- and off-balance exposures are assigned to various risk-weight categories based primarily on relative risk.

Under the FDIC’s rules, an FDIC supervised institution, such as Randolph Savings Bank is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Randolph Savings Bank is currently considered “well capitalized” under this standard.

Dividends. A state non-member bank may not make a capital distribution that would reduce its regulatory capital below the amount required by the FDIC’s regulatory capital regulations or for the liquidation account established in connection with its conversion to stock form. In addition, Randolph Savings Bank’s ability to pay dividends may be limited if Randolph Savings Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of Randolph Bancorp, Inc. to pay dividends to its shareholders. See “—Capital Requirements.”

Community Reinvestment Act and Fair Lending Laws. All institutions have a responsibility under the Community Reinvestment Act, or the CRA, and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a state non-member bank, the FDIC is required to assess the institution’s record of compliance with the CRA. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. The CRA requires all institutions insured by the FDIC to publicly disclose their rating. Randolph Savings Bank received a “Satisfactory” CRA rating in its most recent federal examination.

Massachusetts has its own statutory counterpart to the CRA that is applicable to Randolph Savings Bank. The Massachusetts version is generally similar to the CRA but uses a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office, or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Randolph Savings Bank’s most recent rating under Massachusetts law was “Satisfactory.”

In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, as well as other federal regulatory agencies and the Department of Justice.

Transactions with Related Parties. An insured depository institution’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulations. An affiliate is generally a company that controls, is controlled by or is under common control with an insured depository institution, such as Randolph Savings Bank; however, a subsidiary of a bank that engages in bank permissible activities is generally not treated as an affiliate. Randolph Bancorp, Inc. is an affiliate of Randolph Savings Bank because of its control of Randolph Savings Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. Transactions with affiliates also must be consistent with safe and sound banking practices, generally not involve the purchase of low-quality assets and be on terms that are as favorable to the insured depository institution as comparable transactions with non-affiliates.

Randolph Savings Bank’s authority to extend credit to its directors, executive officers, and 10.0% or greater shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. The Dodd-Frank Act explicitly provides that an extension of credit to an insider includes credit exposure arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction. Among other things, these provisions generally require that extensions of credit to such insiders:

•

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Randolph Savings Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Randolph Savings Bank’s loan committee or board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Additionally, the Dodd-Frank Act requires that asset sale transactions with insiders must be on market terms, and if the transaction represents more than 10.0% of the capital and surplus of Randolph Savings Bank, it must be approved by a majority of the disinterested directors of Randolph Savings Bank.

Enforcement. The FDIC has extensive enforcement responsibility over state non-member banks and has authority to bring enforcement actions against all “institution-affiliated parties,” including directors, officers, shareholders, attorneys, appraisers, and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution. Formal enforcement action by the FDIC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance. The FDIC also has the authority to terminate deposit insurance.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Interstate Banking and Branching. Federal law permits well-capitalized and well-managed bank holding companies to acquire banks in any state, subject to Federal Reserve approval, certain concentration limits and other specified conditions. In addition, pursuant to the Dodd-Frank Act, banks are now permitted to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for banks chartered by the host state.

Prompt Corrective Action Regulations. The FDIC is required by law to take supervisory action against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital.

An institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5%, or a Tier 1 leverage ratio of less than 4.0% is considered to be “undercapitalized.” An institution that has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0%, or a Tier 1 leverage ratio of less than 3.0% is considered to be “significantly undercapitalized.” An institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”

Generally, a receiver or conservator must be appointed for an institution that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date that an institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Any holding company of an institution that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5.0% of the institution’s assets at the time it was deemed to be undercapitalized by the FDIC or the amount necessary to restore the institution to adequately capitalized status. This guarantee remains in place until the FDIC notifies the institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures, such as a restrictions on capital distributions and asset growth. The FDIC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured depository institutions, such as Randolph Savings Bank. Deposit accounts in Randolph Savings Bank are insured by the FDIC up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

The Federal Deposit Insurance Act (“FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to take steps as may be necessary to cause the ratio of deposit insurance reserves to estimated insured deposits - the designated reserve ratio - to reach 1.35% by September 30, 2020, and it mandates that the reserve ratio designated by the FDIC for any year may not be less than 1.35%. Further, the Dodd-Frank Act required that, in setting assessments, the FDIC offset the effect of the increase in the minimum reserve ratio from 1.15% to 1.35% on banks with less than $10 billion in assets.

To satisfy these requirements, on March 15, 2016, the FDIC’s Board of Directors approved a final rule to increase the Deposit Insurance Fund’s reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. The final rule imposes on large banks a surcharge of 4.5 basis points of their assessment base, after making certain adjustments. Large banks will pay quarterly surcharges in addition to their regular risk-based assessments. Overall regular risk-based assessment rates will decline once the reserve ratio reaches 1.15%. Small banks, such as Randolph Savings Bank, will receive credits to offset the portion of their assessments that help to raise the reserve ratio from 1.15% to 1.35%. After the reserve ratio reaches 1.38%, the FDIC will automatically apply a small bank’s credits to reduce its regular assessment up to the entire amount of the assessment. The final rule provided that these changes would become effective July 1, 2016 if the reserve ratio reached 1.15% prior to that date. On June 30, 2016, the reserve ratio rose to 1.17%, which resulted in the revised deposit insurance assessment pricing becoming effective on July 1, 2016.

Deposit premiums are based on assets. To determine its deposit insurance premium, Randolph Savings Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate. On April 26, 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. The rule updated the data and methodology that the FDIC uses to determine risk-based assessment rates for these institutions with the intent of better reflecting risks and ensuring that banks that take on greater risks pay more for deposit insurance than their less risky counterparts. The rule revised the financial ratios method used to determine assessment rates for these banks so that it is based on a statistical model that estimates the probability of failure over three years. The rule eliminated risk categories for established small banks and uses the financial ratios method. Under this method each of seven financial ratios and a weighted average of CAMELS component ratings will be multiplied by a corresponding pricing multiplier. The sum of these products will be added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures that are similar to the factors that the FDIC previously considered in assigning institutions to risk categories, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets, and considerations related to asset quality. Under the small bank pricing rule, beginning the first assessment period after June 30, 2016, where the Deposit Insurance Fund’s reserve ratio has reached 1.15%, assessments for established small banks with a CAMELS rating of 1 or 2 will range from 1.5 to 16 basis points, after adjustments, while assessment rates for established small banks with a CAMELS composite rating of 4 or 5 may range from 11 to 30 basis points, after adjustments. Assessments for established small banks with a CAMLES rating of 3 will range from 3 to 30 basis points.

In addition to the FDIC assessments, the Financing Corporation, or FICO, is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. As of September 30, 2016, the annualized FICO assessment was equal to 0.560 basis points of total assets less tangible capital.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Randolph Savings Bank. Management cannot predict what assessment rates will be in the future.
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition, or violation that may lead to termination of our deposit insurance.

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew, or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10.0% of total assets will be subject to increased FDIC deposit insurance premium assessments. However, for institutions that are well capitalized and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits.

Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds. The Dodd-Frank Act bars banking organizations, such as the Company and Randolph Savings Bank, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, in a provision commonly referred to as the “Volcker Rule.” Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its trading account. Hedge funds and private equity funds are described by the Dodd-Frank Act as funds that would be registered under the 1940 Act but for certain enumerated exemptions. The Volcker Rule restrictions apply to the Company, Randolph Savings Bank, and all of their subsidiaries and affiliates.

Prohibitions Against Tying Arrangements. State non-member banks are prohibited, subject to certain exceptions, from extending credit or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Reserve System. Federal Reserve regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). Randolph Savings Bank’s required reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of Boston. The Federal Reserve regulations currently require that reserves be maintained against aggregate transaction accounts except for transaction accounts up to $15.5 million, which are exempt. Transaction accounts greater than $15.5 million up to $115.1 million have a reserve requirement of 3.0%, and those greater than $115.1 million have a reserve requirement of approximately $2.99 million plus 10.0% of the amount over $115.1 million. The Federal Reserve generally makes annual adjustments to the tiered reserves. Randolph Savings Bank is in compliance with these requirements.

Federal Home Loan Bank System. Randolph Savings Bank is a member of the Federal Home Loan Bank of Boston, which is one of the 12 regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank, Randolph Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2016, Randolph Savings Bank was in compliance with this requirement. Based on redemption provisions of the Federal Home Loan Bank, the stock has no quoted market value and is carried at cost. Randolph Savings Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank stock. As of December 31, 2016, no impairment has been recognized.

At its discretion, the Federal Home Loan Bank may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. As a result of losses incurred, the Federal Home Loan Bank of Boston suspended and did not pay dividends in 2009 and 2010. However, the Federal Home Loan Bank resumed payment of quarterly dividends in 2011 equal to an annual yield of 0.30% and continued to pay quarterly dividends in 2012 equal to an annual yield of 0.50% and in 2013 equal to an annual yield of 0.38%. In 2014, 2015, and 2016, the Federal Home Loan Bank of Boston paid quarterly dividends with an annual yield of 1.49%, 2.54%, and 3.76%, respectively. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank stock held by Randolph Savings Bank.

Massachusetts Banking Laws and Supervision

General. As a Massachusetts stock savings bank, Randolph Savings Bank is subject to supervision, regulation and examination by the Massachusetts Commissioner of Banks and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, and payment of dividends. In addition, Randolph Savings Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Massachusetts Commissioner of Banks is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, issue stock, and undertake certain other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies, and directives of the Massachusetts Commissioner of Banks may be sanctioned. The Massachusetts Commissioner of Banks may suspend or remove directors or officers of a bank who have violated the law, conducted a bank’s business in a manner that is unsafe, unsound, or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, the Massachusetts Commissioner of Banks has the authority to appoint a receiver or conservator if it is determined that a bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances.

Lending Activities. A Massachusetts savings bank may make a wide variety of mortgage loans including fixed-rate loans, adjustable-rate loans, variable-rate loans, participation loans, graduated payment loans, construction and development loans, condominium and co-operative loans, second mortgage loans, and other types of loans that may be made in accordance with applicable regulations. Commercial loans may be made to corporations and other commercial enterprises with or without security. Consumer and personal loans may also be made with or without security.

Insurance Sales. A Massachusetts savings bank may engage in insurance sales activities if the Massachusetts Commissioner of Banks has approved a plan of operation for insurance activities and the bank obtains a license from the Massachusetts Division of Insurance. A bank may be licensed directly or indirectly through an affiliate or a subsidiary corporation established for this purpose. Randolph Savings Bank does not sell or refer insurance products and has not sought approval for insurance sales activities.

Dividends. A Massachusetts savings bank may declare cash dividends from net profits not more frequently than quarterly. Non-cash dividends may be declared at any time. No dividends may be declared, credited, or paid if the bank’s capital stock is impaired. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.

Parity Authority. A Massachusetts bank may, after providing 30 days’ prior notice to the Massachusetts Commissioner of Banks, exercise any power and engage in any activity that has been authorized for national banks, federal savings associations or state banks in a state other than Massachusetts, provided that the activity is permissible under applicable federal law and not specifically prohibited by Massachusetts law. Such powers and activities must be subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that exercised the power or activity.

Loans-to-One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations to one borrower may not exceed 20.0% of the total of the bank’s capital stock, surplus, and undivided profits.

Loans to a Bank’s Insiders. Massachusetts banking law prohibits any executive officer or director of a bank from borrowing or guaranteeing extensions of credit by such bank except to the extent permitted by federal law.

Investment Activities. In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits. Federal law imposes additional restrictions on Randolph Savings Bank’s investment activities. See “—Federal Banking Regulation—Business Activities.”

Regulatory Enforcement Authority. Any Massachusetts savings bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in an unsafe or unsound manner or contrary to the depositors interests, or been negligent in the performance of their duties. Upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. The Massachusetts Commissioner of Banks also has authority to take possession of a bank and appoint a liquidating agent under certain conditions, such as an unsafe and unsound condition to transact business, the conduct of business in an unsafe or unauthorized manner, or impaired capital. In addition, Massachusetts consumer protection and civil rights statutes applicable to Randolph Savings Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

Depositors Insurance Fund. The Depositors Insurance Fund is a private, industry-sponsored insurance fund which insures savings bank deposits in excess of federal deposit insurance coverage at Massachusetts-chartered savings banks. The Depositors Insurance Fund is authorized to charge savings banks an annual assessment fee on deposit balances in excess of amounts insured by the FDIC. Assessment rates are based on the institution’s risk category, similar to the method currently used to determine assessments by the FDIC discussed above under “—Federal Banking Regulation—Insurance of Deposit Accounts.”

Protection of Personal Information. Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements, which became effective March 1, 2010, are similar to existing federal laws, such as the Gramm-Leach-Bliley Act that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

Massachusetts has additional statutes and regulations that are similar to certain of the federal provisions discussed below.

Other Regulations

Interest and other charges collected or contracted for by Randolph Savings Bank are subject to state usury laws and federal laws concerning interest rates. Randolph Savings Bank’s operations are also subject to state and federal laws applicable to credit transactions, such as the:

•

Home Mortgage Disclosure Act, which requires financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, which prohibits discrimination on the basis of race, creed, or other prohibited factors in extending credit;
•	Fair Credit Reporting Act, which governs the use and provision of information to credit reporting agencies;
•	Biggert-Waters Flood Insurance Reform Act of 2012, which mandates flood insurance for mortgage loans secured by residential real estate in certain areas; and
•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

In addition, the CFPB issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards. Randolph Savings Bank is evaluating recent regulations and proposals, and devotes significant compliance, legal, and operational resources to compliance with consumer protection regulations and standards.

The operations of Randolph Savings Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Truth in Savings Act, which governs the disclosure of terms and conditions regarding interest and fees related to deposit accounts;
•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

USA PATRIOT Act, which requires depository institutions to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Federal Securities Laws

Our common stock is registered with the SEC under the Exchange Act. As a result of such registration, we will be subject to the period reporting, proxy solicitation, insider trading restrictions, and other requirements of the Exchange Act.

Item 1A. Risk Factors.

Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described below, together with the other information contained in this report, including the financial statements and the related notes appearing at the end of this report and the matters addressed in the section of this report titled “Special Note Regarding Forward-Looking Statements”. The events discussed below could have a material and adverse impact on our business, results of operations, financial condition, and cash flows. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

We may not be able to successfully implement our strategic plan.

We believe that we have built an infrastructure for future growth and that our initial public offering and the acquisition of First Eastern Bankshares Corporation enable us to generate additional revenues. If we are not successful in generating additional revenues, we may not be able to increase profitability. In addition, we expect to incur expenses related to the implementation of our strategic plan, including branch expansion, hiring initiatives, and the development and marketing of new products and services. In addition, our initial public offering has a short-term adverse impact on our operating results, due to additional costs related to becoming a public company, contributions to the charitable foundation, increased compensation expenses associated with our employee stock ownership plan, and the possible implementation of one or more stock-based benefit plans in future periods. We may not be able to successfully implement our strategic plan, including successfully integrating the acquisition of First Eastern Bankshares Corporation, and therefore may not operate at a profit or increase profitability in the timeframe that we expect or at all.

The successful implementation of our strategic plan will require, among other things, that we increase our market share by attracting new customers that currently bank at other financial institutions in our market area or adjacent markets. In addition, our ability to successfully grow will depend on several factors, including the successful integration of First Eastern Bankshares Corporation, favorable market conditions, the competitive responses from other financial institutions in our market area, and our ability to maintain high asset quality as we increase our loan portfolio. While we believe we have the management resources and internal systems in place to successfully manage our future growth, growth opportunities may not be available, and we may not be successful in implementing our business strategy. Further, it will take time to implement our business strategy, especially for our lenders to originate enough loans and for our branches to attract enough deposits to generate the revenue needed to offset the associated expenses. Our strategic plan, even if successfully implemented, may not ultimately produce positive results.

We may be unable to successfully integrate First Eastern Bankshares Corporation’s operations and retain their employees and customers.

The acquisition of First Eastern Bankshares Corporation involves the integration of two companies that previously operated independently. The difficulties of combining the operations of the two companies include:

•	integrating personnel with diverse business backgrounds;
•	integrating departments, systems, operating procedures, and information technologies;
•	combining different corporate cultures;
•	limiting deposit runoff and attracting new deposits and loans;
•	retaining existing customers and attracting new customers;
•	controlling the incremental noninterest expense from the expansion of our branch and mortgage loan origination networks in a manner that enables us to improve our efficiency ratio; and
•	retaining key personnel.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business and the loss of key personnel. The integration of the two companies requires the experience and expertise of certain key employees of First Eastern Bankshares Corporation, whom we have retained. We may not be successful in retaining these employees for the time period necessary to successfully integrate First Eastern Bankshares Corporation’s operations with our operations. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition could have an adverse effect on our financial condition and operating results.

We have incurred operating losses in several recent years and our ability to maintain future profitability is uncertain.

We had net income of $463,000 for the year ended December 31 2016, but we experienced losses in the fiscal years ended December 31, 2015, 2014 and 2013. We will incur additional expenses as a public company and as we implement our growth plan.   Our ability to maintain future profitability depends upon a number of factors, including our ability to successfully implement our strategic plan, our ability to successfully integrate the operations of First Eastern Bankshares Corporation and expand our mortgage banking business, our ability to manage nonperforming and classified assets, general economic conditions, competition with other financial institutions, changes to the interest rate environment that may reduce our profit margins or impair our business strategy, adverse changes in the securities markets, changes in laws or government regulations, changes in consumer spending, borrowing, or saving, and changes in accounting policies, as well as other risks and uncertainties described in this “Risk Factors” section. Because of the numerous risks and uncertainties associated with our business, we are unable to predict the extent of our future profitability. We may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2016, one- to four-family residential loans comprised $179.0 million, or 53.4% of our total loan portfolio, and home equity loans and lines of credit comprised $35.4 million, or 10.6% of our total loan portfolio. One- to four-family residential mortgage lending, whether owner occupied or non-owner occupied, is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Residential loans with combined higher loan-to-value ratios are more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds. Further, a significant amount of our home equity loans and lines of credit consist of second mortgage loans. For those home equity loans and lines of credit secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property.   For these reasons, we may experience higher rates of delinquencies, default and losses on our home equity loans.

We are focused on growing our loan portfolio. Commercial real estate, commercial and industrial and construction loans generally carry greater credit risk than loans secured by owner occupied one- to four-family real estate, and these risks will increase if we succeed in our plan to increase these types of loans.

At December 31, 2016, $114.1 million, or 34.0%, of our loan portfolio consisted of commercial real estate, commercial and industrial and construction loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate, commercial and industrial loans, and construction loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. Also, many of our borrowers or related groups of borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. These loans also have greater credit risk than residential real estate for the following reasons:

•	commercial real estate loans – repayment is generally dependent on income being generated in amounts sufficient to cover operating expenses and debt service;
•	commercial and industrial loans – repayment is generally dependent upon the successful operation of the borrower’s business; and
•

construction loans – repayment is dependent upon completion, the ability of the owner to make payments during the construction process, and the subsequent ability of the owner to either sell the completed project or obtain permanent financing on the completed project.

If loans that are collateralized by real estate or other business assets become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses which would in turn adversely affect our operating results and financial condition. Further, if we foreclose on the collateral, our holding period for the collateral may be longer than for one- to four-family real estate loans because there are fewer potential purchasers of the collateral, which can result in substantial holding costs.

Our loan portfolio contains a significant portion of loans that are unseasoned. It is difficult to judge the future performance of unseasoned loans.

Our net loan portfolio has grown to $333.0 million at December 31, 2016 from $285.2 million at December 31, 2015, $249.0 million at December 31, 2014, and $204.0 million at December 31, 2013. In 2016, 2015, and 2014, as part of our strategy to focus a greater proportion of our interest-earning assets on loans, we grew our residential mortgage loans (first mortgages and home equity loans and lines of credit) by $14.7 million (including loans acquired in our acquisition of First Eastern Bankshares Corporation), $22.2 million, and $35.5 million, respectively. In addition, our commercial real estate and construction loans increased $29.3 million, or 35.4%, in 2016; $12.1 million, or 17.2%, in 2015; and $8.6 million, or 13.8%, in 2014. It is difficult to assess the future performance of these loans recently added to our portfolio because our relatively limited experience with such loans does not provide us with a significant payment history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings and capital could decrease.

At December 31, 2016, our allowance for loan losses totaled $3.3 million, which represented 0.98% of total loans and 147.3% of our non-performing loans. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which could materially affect our operating results.

In addition, our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs could have a material adverse effect on our financial condition and results of operations.

The building of market share through branch relocations, de novo branching and expansion of our commercial lending capacity could cause our expenses to increase faster than revenues.

We intend to continue to build market share through branch relocations, de novo branching and the expansion of our commercial lending capacity. There can be considerable costs involved in opening branches and expanding our lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, our business expansion may not be successful after establishment.

Loss of deposits or a change in deposit mix could increase our cost of funding.

Deposits are a low cost and stable source of funding.  We compete with banks and other financial institutions for deposits. Funding costs may increase if we may deposits and are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits.  Higher funding costs reduce our net interest margin, net interest income and net income.

Our wholesale funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to deposits and funds from the repayments and maturities of loans and investments. As we continue to grow, we may become more dependent on these sources, which include Federal Home Loan Bank advances, borrowings from the Federal Reserve Bank of Boston, and proceeds from the sale of loans. At December 31, 2016, we had $38.7 million of Federal Home Loan Bank advances outstanding with an additional $65.6 million available borrowing capacity, no borrowings from the Federal Reserve Bank of Boston outstanding with $245,000 of available borrowing capacity and $3.5 million of available borrowing capacity under a line of credit with a correspondent bank. Brokered deposits as of December 31, 2016 totaled $249,000. If we were no longer considered to be “well capitalized,” as defined by applicable federal regulations, it would materially restrict our ability to acquire and retain brokered deposits in the future and could reduce the maximum borrowing limits we currently have available through the Federal Home Loan Bank and the Federal Reserve Bank of Boston. Additionally, adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Changes in interest rates may hurt our profits and asset value.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions, and other factors beyond our control.

While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, changes in interest rates may still have a material adverse effect on our financial condition and results of operations. Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of our assets, and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

Our mortgage banking revenue and the value of our mortgage servicing rights can be volatile.

We sell in the secondary market longer term, conforming fixed-rate and adjustable rate residential mortgage loans that we originate, which provides a significant portion of our noninterest income in the form of gains on the sale of mortgage loans. We also earn revenue from fees we receive for originating mortgage loans and for servicing mortgage loans. As a result of our mortgage servicing business, we have a sizeable portfolio of mortgage servicing rights. A mortgage servicing right is the right to service a mortgage loan – collect principal, interest, and escrow amounts – for a fee. We acquire mortgage servicing rights when we keep the servicing rights after we sell the loans we have originated. The volume of residential mortgage loan originations and gains on sales of mortgage loans, as well as the size of our portfolio of mortgage servicing rights and mortgage servicing revenues, increased due to our acquisition of First Eastern Bankshares Corporation.

Changes in interest rates may impact our mortgage banking revenues, which could negatively impact our noninterest income. When rates rise, the demand for mortgage loans usually tends to fall, reducing loan origination volume and the related amount of gains on the sales of loans. Under the same conditions, net revenue from our mortgage servicing activities can increase due to slower prepayments, which reduces our amortization expense for mortgage servicing rights. When rates fall, mortgage originations usually tend to increase and the value of our mortgage servicing rights usually tends to decline, also with some offsetting revenue effect. Even though they can act as a “natural hedge,” the hedge is not perfect, either in amount or timing. For example, the negative effect on revenue from a decrease in the fair value of residential mortgage servicing rights is generally immediate, but any offsetting revenue benefit from more originations and the mortgage servicing rights relating to the new loans would generally accrue over time. It is also possible that, because of economic conditions and/or a weak or deteriorating housing market, even if interest rates were to fall or remain low, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the mortgage servicing rights value caused by the lower rates.

In addition, our results of operations are affected by the amount of non-interest expenses associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense, and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

While there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is composed of loans secured by property located in eastern Massachusetts and Rhode Island. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy, such as unemployment, recession, a catastrophic event, or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in local real estate values caused by economic conditions or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure.

Our cost of operations is high relative to our assets. Our failure to maintain or reduce our operating expenses could hurt our operating results.

Our non-interest expenses totaled $27.1 million and $17.2 million for the years ended December 31, 2016 and 2015, respectively, with the increase in 2016 due primarily to the acquisition of First Eastern. We continue to analyze our expenses and achieve efficiencies where available. Although we strive to generate increases in both net interest income and non-interest income, our efficiency ratio remains high as a result of operating expenses incurred in connection with our business strategy. Our efficiency ratio totaled 97.9% and 106.2% for the years ended December 31, 2016 and 2015, respectively. Failure to control or maintain our expenses could hurt future profits.

Changes in the valuation of our securities could adversely affect us.

All securities in our portfolio are classified as available-for-sale. Accordingly, a decline in the fair value of our securities could cause a material decline in our reported equity and/or operating results. At least quarterly, and more frequently when warranted by economic or market conditions, management evaluates all securities classified as available-for-sale with a decline in fair value below the amortized cost of the investment to determine whether the impairment is deemed to be other-than-temporary, or OTTI. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that are intended to be sold, or more likely than not will be required to be sold, the full amount of market decline is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes. A decline in the market value of our securities portfolio could adversely affect our earnings.

We depend on our management team to implement our business strategy and we could be harmed by the loss of their services.

We are dependent upon the services of the members of our senior management team who direct our strategy and operations. Members of our senior management team, and lending specialists who possess expertise in our markets and key business relationships, could be difficult to replace. Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition in making loans and attracting deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits and may reduce our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We also face competition from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from nondepository financial service companies entering the mortgage market, such as insurance companies, securities companies, and specialty finance companies. Competition in mortgage banking comes from traditional mortgage competitors within our market area as well as larger, nationally active mortgage originators. We expect competition to increase in the future as a result of legislative, regulatory, and technological changes and the continuing trend of consolidation in the financial services industry. If we are not able to effectively compete in our market area, our profitability may be negatively affected. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets.

Our banking business is highly regulated, and laws and regulations, or changes in them, could limit or restrict our activities and could have a material adverse effect on our operations.

We are subject to regulation and supervision by the Federal Reserve, and Randolph Savings Bank is subject to regulation and supervision by the Massachusetts Commissioner of Banks and the FDIC. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits, and restrictions on dividend payments. The FDIC and the Massachusetts Commissioner of Banks have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and Randolph Savings Bank may conduct business and obtain financing.

Because our business is highly regulated, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations.

We have become subject to new capital and liquidity standards that require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has historically been the case.

We became subject to new capital requirements in 2015. These new standards, which now apply and will be fully phased-in over the next several years, force bank holding companies and their bank subsidiaries to maintain substantially higher levels of capital as a percentage of their assets, with a greater emphasis on common equity as opposed to other components of capital. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit our business activities, including lending, and our ability to expand. It could also result in our being required to take steps to increase our regulatory capital and may dilute shareholder value or limit our ability to pay dividends or otherwise return capital to our investors through stock repurchases.  Pursuant to the Dodd-Frank Act, we were permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital.  We made this election.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions.  The Consumer Financial Protection Bureau, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations.  A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines.  Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.  Such actions could have a material adverse effect on our business, financial condition and results of operations.

We face continuing and growing security risks to our information base, including the information we maintain relating to our customers.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including financial information regarding customers.  Our electronic communications and information systems infrastructure could be susceptible to cyberattacks, hacking, identity theft or terrorist activity.  We have implemented and regularly review and update extensive systems of internal controls and procedures as well as corporate governance policies and procedures intended to protect our business operations, including the security and privacy of all confidential customer information. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. No matter how well designed or implemented our controls are, we cannot provide an absolute guarantee to protect our business operations from every type of problem in every situation. A failure or circumvention of these controls could have a material adverse effect on our business operations and financial condition.

We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential customer information, significant regulatory costs, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of available insurance coverage, if any, and would adversely affect our earnings. Also, any failure to prevent a security breach or to quickly and effectively deal with such a breach could negatively impact customer confidence, damaging our reputation and undermining our ability to attract and keep customers.

We may not be able to successfully implement future information technology system enhancements, which could adversely affect our business operations and profitability.

We invest significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. We may not be able to successfully implement and integrate future system enhancements, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in our stock, among others. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.

Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact our financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, we may incur significant training, licensing, maintenance, consulting and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time.

We rely on other companies to provide key components of our business infrastructure.

Third-party vendors provide key components of our business infrastructure, such as internet connections, network access, and core application processing. While we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third-party vendors could also entail significant delay and expense.

The market price and trading volume of our common stock may be volatile.

The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	quarterly variations in our operating results or the quality of our assets;
•	operating results that vary from the expectations of management, securities analysts and investors;
•	changes in expectations as to our future financial performance;
•	announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by us or our competitors;
•	the operating and securities price performance of other companies that investors believe are comparable to us;
•	our future dividend practices;
•	future sales of our equity or equity-related securities; and
•	changes in global financial markets and global economies and general market conditions, such as interest rates, stock, commodity or real estate valuations or volatility.

Our low return on equity could negatively affect the trading price of our shares of common stock.

Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. For the year ended December 31, 2016, we had a return on average equity of 0.74%, compared to an average return on equity of approximately 6.0% in 2015 for all publicly traded, fully converted savings institutions. We expect our return on equity to remain relatively low until we are able to leverage the additional capital we received from the initial public offering. Although we anticipate increasing net interest income using proceeds of the initial public offering, our return on equity will be reduced by the capital raised in the initial public offering, higher expenses from the costs of being a public company, and added expenses associated with any employee stock ownership plan and the stock-based benefit plans we adopt. Until we can increase our net interest income and noninterest income, our return on equity may reduce the value of our shares of common stock.

We are focused on growth and may not pay dividends or repurchase our stock.

We believe that the additional capital raised in our initial public offering will allow us to leverage our existing infrastructure to foster increased growth and profitability. At the present time, we intend to invest in our growth and may not pay cash dividends or repurchase our stock until our operations are sufficiently profitable to support such dividends or repurchases. Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments, and we do not expect to pay dividends. The declaration and payment of future cash dividends will be subject to, among other things, our then current and projected consolidated operating results, financial condition, tax considerations, future growth plans, general economic conditions, and other factors our board of directors deems relevant. Under current federal regulations, we may not repurchase shares of our common stock during the first year following the completion of the initial public offering, except when extraordinary circumstances exist and with prior regulatory approval, or except to fund management recognition plans (which would require notification to the Federal Reserve) or tax qualified employee stock benefit plans. In addition, under Massachusetts regulations, we may not repurchase shares of our common stock during the first three years following the completion of the initial public offering except to fund tax-qualified or nontax-qualified employee stock benefit plans, or except in amounts not greater than 5% of our outstanding shares of common stock where compelling and valid business reasons are established to the satisfaction of the Massachusetts Commissioner of Banks. We may also be limited in the payment of dividends or repurchase of stock under statutory and regulatory provisions.

Our stock-based benefit plans will increase our costs, which will reduce our net income.

Our employee stock ownership plan purchased 8.0% of the total shares of common stock sold in the initial public offering and contributed to our charitable foundation, with funds borrowed from Randolph Bancorp, Inc. We will record annual employee stock ownership plan expense in an amount equal to the fair value of shares of common stock committed to be released to employees. If shares of common stock appreciate in value over time, compensation expense relating to the employee stock ownership plan will increase.

We also intend to adopt, and request shareholder approval of,  a stock-based benefit plan, which will allow us to award participants restricted shares of our common stock (at no cost to them) and/or grant options to purchase shares of our common stock. The issuance of restricted stock or granting of stock options will result in increased compensation expense to us, which will reduce our net income.

The implementation of a stock-based benefit plan may dilute your ownership interest.

We intend to adopt, and request shareholder approval of, a stock-based benefit plan, which will allow us to award participants restricted shares of our common stock (at no cost to them) and/or options to purchase shares of our common stock. If this stock-based benefit plan is funded from authorized but unissued shares of common stock, shareholders would experience a reduction in ownership interest upon the issuance of such shares.

Our articles of organization and bylaws and certain regulations may prevent or make more difficult to pursue certain transactions, including a sale or merger of Randolph Bancorp, Inc.

Provisions of our articles of organization and bylaws, state corporate law, and federal and state banking regulations may make it more difficult for companies or persons to acquire control of Randolph Bancorp, Inc. Consequently, our shareholders may not have the opportunity to participate in such a transaction and the trading price of our common stock may not rise to the level of other institutions that are more vulnerable to hostile takeovers.

Provisions of our articles of organization, bylaws, and state corporate law that may make it more difficult and expensive to pursue a takeover attempt that the board of directors opposes include:

•	supermajority voting requirements for certain business combinations and changes to some provisions of the articles of organization and bylaws;
•	a limitation on the right to vote shares;
•	the election of directors to staggered terms of three years;
•	the removal of directors only for cause;
•	the absence of cumulative voting by shareholders in the election of directors;
•	provisions restricting the calling of special meetings of shareholders; and
•	provisions regarding the timing and content of shareholder proposals and nominations.

In addition, Massachusetts banking regulations prohibit, for three years following the completion of a mutual-to-stock conversion, the offer to acquire or the acquisition of more than 10.0% of any class of equity security of a converted institution without the prior approval of the Massachusetts Commissioner of Banks. Additional state corporate law and federal banking regulations place limitations on the acquisition of certain percentages of our common stock and impose restrictions on these significant shareholders.

Our financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future.

Pursuant to accounting principles generally accepted in the U.S., we are required to use certain assumptions and estimates in preparing our financial statements, including in determining loan loss and litigation reserves, goodwill impairment and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses.

If our risk management framework does not effectively identify or mitigate our risks, we could suffer losses.

Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established processes and procedures intended to identify, measure, monitor, and report the types of risk to which we are subject, including credit risk, operations risk, compliance risk, reputation risk, strategic risk, market risk, and liquidity risk. We seek to monitor and control our risk exposure through a framework of policies, procedures and reporting requirements. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models used to mitigate these risks are inadequate, we may incur losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

We will incur increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives.

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting, and other expenses associated with being a public company. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Stock Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel now need to devote a substantial amount of time to these compliance initiatives, which could divert their attention from our core operations, and we may also need to hire additional compliance, accounting, and financial staff with appropriate public company experience and technical knowledge. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

However, for as long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies as described in the preceding risk factor.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property.

The following table sets forth information with respect to our banking and other offices, including the expiration date of leases with respect to leased facilities.

Office Name	Leased or Owned	Year Acquired or Leased	Month of Lease Expiration
Banking Offices:
50 South Franklin Street Holbrook, MA 02343	Owned	1997	N/A
129 North Main Street Randolph, MA 02368	Owned	1976	N/A
1125 North Main Street Randolph, MA 02368	Owned	2000	N/A
15 Pleasant Street Stoughton, MA 02072	Owned	1958	N/A
87 Sharon Street Stoughton, MA 02072	Leased	1995	March 2020
19 School Street Boston, MA 02108	Owned	1987	N/A
Loan Production Offices:
150 Wood Road, Suite 402 Braintree, MA 021084	Leased	2016	December 2017
20 Main Street Leominster, MA 01453	Leased	1993	Tenant at-will
130 Cedar Street Milford, MA 01757	Leased	2007	Tenant at-will
110 Elm Street Millbury, MA 01527	Leased	1996	Tenant at-will
225 Water Street, SuiteB-126 Plymouth, MA 02360	Leased	2015	September 2017
875 State Road Westport, MA 02790	Leased	2007	December 2018
167 South River Road, Unit 1 Bedford, NH 03110	Leased	2008	Tenant at-will
Administrative Offices/Lending Centers:
100 Brickstone Square, Andover, MA 01810	Leased	1991	August 2017
999 South Washington Street North Attleboro, MA 02760	Leased	2014	February 2022
10 Cabot Place Stoughton, MA 02072	Leased	2016	January 2019

In addition to the properties listed in the preceding table, the Company has under construction a future banking office located at 497 Washington Street, Stoughton MA. Upon completion, which is expected to occur in the third quarter of 2017, this location will replace the branch office at 15 Pleasant Street, Stoughton MA.

Item 3. Legal Proceedings.

(a)	We are not currently a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations, or cash flows.
(b)	Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Randolph Bancorp, Inc.’s common stock trades on the NASDAQ Global Market under the symbol RNDB.

The following table summarizes quarterly high and low stock price ranges, the end of quarter closing price and dividends paid per share for the year ended December 31, 2016 (the common stock was not publicly-traded prior to July 1, 2016):

	2016 Quarters
	1	2	3	4
Stock Prices:
High	—	—	$13.69	$16.50
Low	—	—	$12.06	$13.52
Close	—	—	$13.63	$16.12
Cash dividend declared per share	—	—	—	—

Holders

At February 28, 2017, there were 275 holders of record of the Randolph Bancorp, Inc.’s common stock. We believe the number of beneficial owners of our common stock is greater than the number of record holders as a large amount of our common stock is held of record through brokerage firms in “street name”.

Dividends

At the present time, we do not intend to pay cash dividends. Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. We may also be limited in the payment of dividends under statutory and regulatory provisions. See “Risks Factors—We are subject to more stringent capital requirements,” “Supervision and Regulation—Holding Company Regulation—Capital,” “—Holding Company Regulation—Dividends and Repurchases,” “—Federal Banking Regulation—Capital Requirements,” “—Federal Banking Regulation—Dividends,” and “—Massachusetts Banking Laws and Supervision—Dividends.”

Item 6. Selected Financial Data.

Not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help potential investors understand the financial performance of Randolph Bancorp, Inc. and its subsidiary through a discussion of the factors affecting its financial condition at December 31, 2016 and December 31, 2015, and its results of operations for the years then ended. This section should be read in conjunction with the consolidated financial statements of Randolph Bancorp, Inc. and notes thereto that appear elsewhere in this report.

Overview

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

Critical Accounting Policies

Certain of our accounting policies are important to the presentation of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our significant accounting policies are discussed in detail in Note 2 to our Consolidated Financial Statements included elsewhere in this report.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover incurred losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as either additional information becomes available or circumstances change. The allowance for loan losses is allocated to loan types using both a formula-based approach applied to groups of loans (general component) and an analysis of certain individual loans for impairment (allocated component). Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the Massachusetts Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See Notes 2 and 5 to our consolidated financial statements included in this report.

Income Taxes. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.

In 2014, we established a 100.0% valuation allowance for our net deferred tax assets after completing an assessment of our recent operating results, including significant non-recurring items, and projected operating results. This assessment lead us to conclude that it was more likely than not that we would be unable to realize our deferred tax assets. In performing subsequent assessments, management concluded that no significant changes in the key factors affecting the realizability of our deferred tax assets had occurred and that a valuation allowance for all deferred tax assets should be maintained.

We do not have any uncertain tax positions at December 31, 2016 and 2015 which require accrual or disclosure. We record interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2016 and 2015.

Comparison of Financial Condition at December 31, 2016 and 2015

Total Assets. Total assets increased $98.0 million, or 25.6%, to $481.2 million at December 31, 2016 from $383.2 million at December 31, 2015. This growth was a direct consequence of the net proceeds of $49.8 million from our initial public offering of common stock and the assets acquired, net of acquisition costs, of $58.3 million in the First Eastern transaction. The Company reduced its FHLBB advances by $9.4 million during 2016 (excluding FHLB Advances assumed in the First Eastern transaction) and allowed $10.6 million in brokered deposits assumed in the First Eastern acquisition to run-off in 2016, which partially offset the overall growth in assets from these transactions. The growth in assets was concentrated in both loans held for sale, which increased by $27.6 million, and our loan portfolio which increased by $47.8 million. Smaller increases were experienced in both cash and cash equivalents, which increased by $10.2 million in 2016, and our investment portfolio, which increased by $6.4 million in 2016.

Investment Securities. Investments, all of which are classified as available for sale, increased $6.4 million, or 10.2%, to $68.6 million at December 31, 2016 from $62.3 million at December 31, 2015. This increase is a consequence of our overall growth in total assets of nearly $100 million in 2016 as we look to maintain our investment portfolio in a range of 12%-15% of total assets. We used a portion of the funds raised in our initial public offering of common stock to increase the investment portfolio.  We continue to emphasize loan growth as a strategic area of focus.

Loans Held for Sale. We are actively involved in the secondary mortgage market and designate the majority of our residential first mortgage loan production for sale. Total originations of one-to four-family residential mortgage loans for sale in the secondary mortgage market were $404.5 million in 2016 and $105.8 million in 2015. The increase of $298.7 million in loan originations was primarily due to the acquisition of First Eastern. The Bank’s First Eastern Mortgage Division originated $253.3 million residential first mortgage loans in 2016 since being acquired. The incremental increase of $45.4 million attributable to the Company’s legacy mortgage banking operations was positively affected by the historically low interest rate environment which prevailed throughout most of 2016 and by the higher share of residential mortgage loan originations which were designated for sale. During 2016, 92.6 % of such originations were sold in the secondary market compared to 80.0% in 2015. At December 31, 2016, loans held for sale, which consists of closed residential first mortgage loans which the Bank has committed to sell to investors, totaled $30.5 million compared to $2.9 million at December 31, 2015 due primarily to the increased loan origination activities associated with the acquisition of First Eastern.

Net Loans. Net loans increased $47.8 million, or 16.8%, to $333.0 million at December 31, 2016 from $285.2 million at December 31, 2015. Included in this increase are $31.3 million in loans (primarily residential mortgage and construction loans) acquired as part of the First Eastern transaction and $4.4 million in purchased consumer loans. The remaining $12.1 million of organic loan growth occurred within the commercial real estate loan portfolio, which grew 18.0% in 2016. This growth reflects strong local market conditions aided by the low interest rate environment that prevailed throughout the year as well as our strategic focus on loan growth. Competition for commercial real estate loans continues to be very strong which has limited our growth in this component of the loan portfolio.

Mortgage Servicing Rights. Mortgage servicing rights increased $5.9 million to $8.5 million at December 31, 2016 from $2.6 million at December 31, 2015. All of this increase resulted from the acquisition of First Eastern, which had $6.2 million in mortgage servicing assets as of the acquisition date. During 2016, $2.4 million of additional mortgage servicing rights were recorded for loans sold on a servicing retained basis. This growth was substantially offset by amortization of $1.1 million and the sale of $196 million of serviced loans with a corresponding amortized cost of mortgage servicing rights of $1.2 million.

Bank-owned Life Insurance. Bank-owned life insurance (BOLI) decreased $1.7 million, or 18.0%, to $7.9 million at December 31, 2016 from $9.6 million at December 31, 2015. This decrease resulted from a claim on an insurance policy due to the death of a former director, partially offset by increases of $172,000 in the cash surrender value of the underlying insurance policies.

Deposits. Deposits increased $42.0 million, or 13.6%, to $351.2 million at December 31, 2016 from $309.2 million at December 31, 2015. In connection with the acquisition of First Eastern, the Company assumed deposit liabilities, excluding brokered deposits, of $30.9 million. Brokered deposits of $10.9 million assumed in the transaction have been allowed to run-off and amounted to $249,000 at December 31, 2016. Organic growth in deposits amounted to $10.8 million, or 3.2%. This increase occurred primarily in non-maturity deposits, consisting of demand deposits, NOW accounts, money market accounts and regular savings accounts, which increased $11.3 million, or 5.0%, while term certificate accounts decreased $466,000, or 0.6%. This mix of deposit growth reflects the low interest rate environment which has persisted in recent years and the preference of many depositors to hold their funds in accounts which do not have stated maturities. The increase in deposits resulted from continuing growth in consumer savings and checking account products introduced in the last two years as well as a business checking account product.

FHLB Advances. FHLB advances increased $3.8 million to $38.7 million at December 31, 2016 from $34.9 million at December 31, 2015. In connection with the acquisition of First Eastern, the Company assumed $13.2 million in borrowings from the FHLB. Excluding these assumed borrowings, the Company reduced its FHLB advances by $9.4 million by using a portion of the funds received in our initial public offering of common stock to repay outstanding short-term advances.

Total Stockholders’ Equity. Total stockholders’ equity increased $50.8 million to $83.3 million at December 31, 2016 from $32.5 million at December 31, 2015. This increase is almost entirely due to the net proceeds of $49.8 million from the initial public offering of common stock and the $1.8 million of Company common stock contributed to the Randolph Savings Charitable Foundation in connection with the Company’s mutual-to-stock conversion. Partially offsetting these increases was a $1.5 million decrease in the fair value of investment securities which is accounted for as a separate component of stockholders’ equity. This decrease resulted from the rise in long-term interest rates which occurred in the fourth quarter of 2016.

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

	For the Year Ended December 31,
	2016			2015			2014
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans(1)	$328,192	$12,438	3.79%	$271,337	$10,488	3.87%	$221,907	$9,320	4.20%
Investment securities(2) (6)	63,258	1,815	2.87%	72,585	2,059	2.84%	91,368	2,576	2.82%
Interest-earning deposits	20,460	151	0.74%	6,180	73	1.18%	10,727	66	0.62%
Total interest-earning assets	411,910	14,404	3.50%	350,102	12,620	3.60%	324,002	11,962	3.69%
Noninterest-earning assets	29,788			25,823			28,493
Total assets	$441,698			$375,925			$352,495
Interest-bearing liabilities:
Savings accounts	99,764	149	0.15%	91,458	123	0.13%	92,743	93	0.10%
NOW accounts	55,773	173	0.31%	44,587	84	0.19%	43,682	45	0.10%
Money market accounts	44,937	173	0.38%	53,245	221	0.42%	39,181	100	0.26%
Term certificates	92,597	850	0.92%	81,925	760	0.93%	88,413	947	1.07%
Total interest-bearing deposits	293,071	1,345	0.46%	271,215	1,188	0.44%	264,019	1,185	0.45%
FHLB advances	33,860	261	0.77%	32,569	168	0.52%	16,344	118	0.72%
Total interest-bearing liabilities	326,931	1,606	0.49%	303,784	1,356	0.45%	280,363	1,303	0.46%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	45,142			32,515			30,230
Other noninterest-bearing liabilities	6,850			5,682			4,935
Total liabilities	378,923			341,981			315,528
Total stockholders' equity	62,775			33,944			36,967
Total liabilities and stockholders' equity	$441,698			$375,925			$352,495
Net interest income		$12,798			$11,264			$10,659
Interest rate spread(3)			3.01%			3.15%			3.23%
Net interest-earning assets(4)	$84,979			$46,318			$43,639
Net interest margin(5)			3.11%			3.22%			3.29%

Ratio of interest-earning assets to interest-bearing liabilities	125.99%			115.25%			115.57%

(1)	Includes nonaccruing loan balances and interest received on such loans.

(2)	Includes carrying value of securities classified as available-for-sale, FHLB of Boston stock and investment in the Depositors Insurance Fund.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
(6)	Includes tax equivalent adjustments for municipal securities, based on a 34.0% effective tax rate, of $189,000, $138,000 and $158,000 for 2016, 2015 and 2014, respectively.

Rate/Volume Analysis. The following tables present the effects of changing rates and volumes on our net interest income, presented on a tax equivalent basis, for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	For the Year Ended December 31,2016			For the Year Ended December 31,2015
	Compared to			Compared to
	Year Ended December 31, 2015			Year Ended December 31, 2014
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to Changes in		Increase	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$2,158	$(208)	$1,950	$1,946	$(778)	$1,168
Investment securities	(267)	23	(244)	(535)	18	(517)
Interest-earning deposits	114	(36)	78	(36)	43	7
Total interest-earning assets	2,005	(221)	1,784	1,375	(717)	658
Interest-bearing liabilities:
Savings accounts	12	14	26	(1)	31	30
NOW accounts	25	64	89	1	38	39
Money market accounts	(33)	(15)	(48)	45	76	122
Term certificates	98	(8)	90	(67)	(120)	(187)
Total interest-bearing deposits	102	55	157	(22)	25	3
FHLB advances	7	86	93	92	(42)	50
Total interest-bearing liabilities	109	141	250	70	(17)	53

Change in net interest income	$1,896	$(362)	$1,534	$1,305	$(700)	$605

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015

General. We reported net income of $463,000 for the year ended December 31, 2016 compared to a net loss of $754,000 for the year ended December 31, 2015. Results of operations in 2016 and 2015 included the following items:

•	Pre-tax expense of $543,000 in 2015 attributable to a defined benefit plan that was settled in July 2015;
•	Pre-tax expense of $980,000 in 2016 and $611,000 in 2015 associated with the acquisition of First Eastern and subsequent merger integration;
•

Pre-tax income of $427,000 in 2016 and $285,000 in 2015 due to death benefits received on bank-owned life insurance, net of costs associated with a supplemental retirement plan and split dollar life insurance agreement;

•	Pre-tax income of $1.3 million in 2016 representing a bargain purchase gain on the acquisition of First Eastern; and
•	Pre-tax expense of $2.3 million in 2016 for a contribution made to the Randolph Savings Charitable Foundation in connection with our mutual-to-stock conversion.

Exclusive of these items, we would have reported net income of $2.0 million in 2016 and $115,000 in 2015.

Interest and Dividend Income. Interest and dividend income increased $1.7 million, or 13.9%, to $14.2 million in 2016 compared to $12.5 million in 2015. This increase was entirely due to the growth in the average balances of interest-earning assets between years of $61.8 million as the average yield declined 10 basis points to 3.50% in 2016 from 3.60% in 2015. The reduction in yield is a consequence of the continuation of the lower interest rate environment that prevailed throughout most of 2016 as well as the gradual deployment of our IPO net proceeds from lower yielding overnight investments into investment securities and loans.

Interest Expense. Interest expense increased $250,000, or 18.4%, to $1.6 million in 2016 compared to $1.4 million in 2015. This increase was primarily due to the increase of $21.9 million in the average balance of interest-bearing deposits and the 4 basis point increase in the cost of funds from 0.45% in 2015 to 0.49% in 2016.

\

Net Interest Income. Net interest income increased $1.5 million, or 13.3%, to $12.6 million in 2016 compared to $11.1 million in 2015. This improvement resulted from the aforementioned growth in average interest-earning assets of $61.8 million, partially offset by a decline in the net interest margin of 11 basis points to 3.11% in 2016 from 3.22% in 2015.

Provision (Credit) for Loan Losses. Based on the application of our loan loss methodology, as described in the notes to the consolidated financial statements presented elsewhere herein, we recorded a provision to our allowance for loan losses of $103,000 in 2016 compared to a credit for loan losses of $137,000 in 2015. Taking into consideration the impact of the First Eastern acquistion, we have experienced steady improvement in our asset quality measures including loan charge-offs, non-accrual loans, classified assets and delinquency data during each of the past two years. The allowance for loan losses as a percentage of total loans (including loans acquired in the First Eastern transaction) at December 31, 2016 was 0.98% compared to 1.13% at December 31, 2015. The increased provision in 2016 reflected loan growth and changes in the mix of loans.

Net Gain on Sale of Mortgage Loans. The net gain on sale of mortgage loans increased $7.8 million to $10.4 million in 2016 compared to $2.6 million in 2015, of which $6.1 million was due to the First Eastern acquisition. During 2016, we sold $403.6 million of residential mortgage loans (including $252.0 million by First Eastern) compared to $105.3 million in 2015. Loan origination activity in 2016 has also been fueled by a strong housing market in eastern Massachusetts and the continuation of historically low long-term interest rates into the fourth quarter of the year. In 2016, 54.8% of our originations funded home purchases and 45.2% funded the refinancing of loans.

Other Non-interest Income. Non-interest income, excluding the net gain on sale of mortgage loans, increased $2.1 million to $4.6 million in 2016 compared to $2.5 million in 2015. In 2016, we recognized a bargain purchase gain of $1.3 million in connection with the acquisition of First Eastern. Exclusive of this gain, other non-interest income increased $869,000, or 34.7%, to $3.4 million in 2016 from $2.5 million in 2015.  The principal cause of this improvement was the acquisition of First Eastern and income of $268,000 associated with loan closing services and an increase in net mortgage servicing fees of $196,000. The increase in 2016 was also affected by a positive change of $169,000 in net securities gains. Customer service fees decreased $70,000 in 2016 due principally to a reduction in overdraft fees.

Non-interest Expenses. Non-interest expenses increased $9.9 million to $27.1 million in 2016 compared to $17.2 million in 2015. This increase was due largely to the acquisition of First Eastern in July 2016 and the contribution of $2.3 million to the Randolph Savings Charitable Foundation in connection with our mutual-to-stock conversion. Due to the integration of First Eastern’s core processing system with the Company’s system in the fourth quarter of 2016, separate expense information for First Eastern is not available.

The increase in salaries in employee benefits of $6.2 million in 2016 was principally due to increases in compensation expense of $2.0 million and commissions of $3.4 million. Also contributing to this increase were additional payroll taxes of $338,000, health insurance costs of $281,000, ESOP expense of $257,000 and 401(k) contributions of $198,000. All of these increases, except for ESOP expense, were primarily attributable to the acquisition of First Eastern in July 2016. Partially offsetting these increases was a savings of $543,000 from the settlement of the defined benefit pension plan in 2015.

Occupancy and equipment expense increased $403,000 to $2.1 million in 2016 compared to $1.7 million in 2015. This increase was entirely attributable to additional rent expense associated with facilities used by First Eastern and the new lease for the Company’s corporate offices. Partially offsetting other occupancy cost increases attributable to the First Eastern acquisition were lower building depreciation and operating costs, including snow removal costs, due to the milder winter experienced in 2016 compared to the previous year.

Data processing costs decreased $328,000 to $761,000 in 2016 compared to $1.1 million in 2015. In March 2016, we entered into a new agreement with our third party core data processor which led directly to these cost savings.

The increase of $376,000 in professional fees was principally due to a number of new initiatives including the outsourcing of the regulatory compliance monitoring function, public company related costs and various other operationally focused projects. External audit costs decreased by $88,000 due primarily to re-audits of prior year financial statements performed in 2015.

We incurred merger and integration costs directly attributable to the First Eastern acquisition of $980,000 in 2016 and $611,000 in 2015. Costs incurred in 2015 were for legal and other professional fees incurred in the due diligence and transaction negotiation processes. Costs incurred in 2016 were primarily for employee severance obligations, retention bonuses, system conversion costs and professional fees. We expect to incur additional costs through the third quarter of 2017 as we continue to fully integrate the operations of First Eastern with the rest of the Company.

Other non-interest expenses increased $471,000 to $3.2 million in 2016 from $2.7 million in 2015. This increase was primarily due to volume related expenses attributable to the acquisition of First Eastern such as loan origination costs of $148,000, postage of $93,000, software maintenance and amortization of $87,000, telephone expense of $57,000, stationary and supplies of $55,000 as well as costs associated with loan closing services of $64,000. Partially offsetting these increases was a decrease of $117,000 in costs associated with a split dollar insurance program due to costs incurred in 2015 upon the passing of a former officer of the Company.

Income Tax Expense (Benefit). In 2014, the Company recorded a 100% deferred tax valuation allowance of $3.0 million based on management’s assessment of available evidence that it was more likely than not that its deferred tax assets would not be realized. In 2015 and 2016, we continued to maintain the valuation allowance for all of our deferred tax assets. The valuation allowance amounted to $3.9 million at December 31, 2016. During 2015, a tax benefit of $108,000 was recognized in operations. This amount included a $117,000 deferred tax benefit due to the reclassification of actuarial losses on the defined benefit plan that was terminated and settled in 2015. This deferred tax benefit was fully offset by a deferred tax provision included in other comprehensive income. During 2016, state tax expense of $13,000 was recognized primarily related to the income of the Company’s Massachusetts securities corporation.

Non-GAAP Measures

Management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business which is derived from the combination of net interest income and non-interest income reduced by the provision for loan losses and non-interest expenses and the impact of income taxes, if any, all as adjusted for any non-core items. The Company’s financial reporting is determined in accordance with GAAP, which sometimes includes items that management believes are unrelated to its core banking business and are not expected to have a material financial impact on operating results in future periods, such as merger and integration costs, acquisition related bargain purchase gains,  life insurance settlements and other items. Management computes the Company’s non-GAAP operating earnings, non-interest income as a percentage of total income and the efficiency ratio on an operating basis, which excludes these items, in order to measure the performance of the Company’s core banking business.

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

	Years Ended December 31,
	2016	2015
Net income (loss) - GAAP basis	$463	$(754)
Non-interest income adjustments:
Bargain purchase gain	(1,276)	—
Gain on life insurance settlements	(486)	(402)

Non-interest expense adjustments:
Charitable foundation contribution	2,275	—
First Eastern acquisition merger and integration costs	980	611
Pension expense for defined benefit plan settled in 2015	—	543
Split dollar insurance/ SERP expense on life insurance settlements	59	117
Net income - Non-GAAP basis	$2,015	$115

Management of Market Risk

Overview. Market risk is the risk that the market value, or estimated fair value, of our assets, liabilities and derivatives will decline as a result of changes in interest rates or that our net interest income and results of operations will be adversely affected by interest rate changes.

Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to change in interest rates.  Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates.  Our Asset/Liability Management Committee (“ALCO”) is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity, and performance objectives, and for managing risk consistent with the policy and guidelines approved by our Board of Directors.

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes originating shorter-term commercial real estate loans and adjustable-rate loans for retention in our loan portfolio, promoting core deposit products and time deposits, adjusting the maturities of borrowings and adjusting the investment portfolio mix and duration. We also manage interest rate risk by selling virtually all newly originated conforming fixed rate residential mortgage loans in the secondary market. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments except for interest rate lock agreements with borrowers and forward loan sale commitments with investors both in connection with our mortgage banking activities.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest and net income.

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be over specified time horizons based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The comparative scenarios assume immediate parallel shifts in the yield curve in increments of 100 basis point (bp) rate movements. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3.0% to 4.0% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2016 resulting from potential changes in interest rates. The model is run quarterly showing shocks from +300bp to -100bp, as we believe a decline of greater than -100bp is currently improbable. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+300	$14,647	(0.93)%
+200	14,806	0.15%
+100	14,883	0.67%
Level	14,784	—
-100	14,178	(4.27)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

Economic Value of Equity Analysis. In order to monitor and manage interest rate risk, we also use the net present value of equity at risk, or NPV, methodology. This methodology calculates the difference between the present value of expected cash flows from assets and liabilities and provides a longer-term view of the Company’s interest rate risk positions by estimating longer-term repricing risk embedded in the balance sheet. As with the net interest income analysis discussed above, the model is run at least quarterly showing shocks at +300bp and -100bp.

The table below sets forth, as of December 31, 2016, the estimated changes in the Company’s net present value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets(3)
Changes in Interest Rates (basis points)(1)	Estimated EVE(2)	Amount	Percent	EVE Ratio	Changes in Basis Points
	(Dollars in thousands)
+300	$102,959	$2,058	2.0%	22.95%	192
+200	103,392	2,491	2.5%	22.52%	149
+100	103,476	2,575	2.6%	22.00%	97
0	100,901	—	—	21.03%	—
-100	92,649	(8,252)	(8.2)%	19.02%	(201)

(1)	Assumes instantaneous parallel changes in interest rates.
(2)	EVE, or Economic Value of Equity at Risk, measures the exposure of the Company’s equity to changes in a forecast interest rate environment.
(3)	EVE Ratio represents EVE divided by the economic value of assets.

The table above indicates that at December 31, 2016, in the event of an instantaneous parallel 100 basis points decrease in interest rates, we would experience a 8.2% decrease in the Economic Value of Equity at Risk. In the event of an instantaneous 300 basis point increase in interest rates, we would experience a 2.0% increase in Economic Value of Equity at Risk. In all scenarios presented above, the calculated variances are within policy guidelines.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. The table also does not measure the changes in credit and liquidity risk that may occur as a result of changes in general interest rates. Accordingly, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our economic value of equity and will differ from actual results.

Liquidity and Capital Resources. Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, and borrowings from the Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions, and competition.

Management regularly adjusts our investments in liquid assets based upon an assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our interest-rate risk and investment policies.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by and (used in) operating activities was $914,000 and ($2.7 million) for the years ended December 31, 2016 and 2015, respectively. Net cash used in investing activities, which consists primarily of disbursements for portfolio loan originations and loan purchases, the purchase of securities and certificates of deposit, offset by principal collections on loans, proceeds from the sale of securities, proceeds from maturing securities, sales of other real estate owned, and pay downs on mortgage-backed securities, was $31.2 million and $23.2 million for the years ended December 31, 2016 and 2015, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, Federal Home Loan Bank of Boston advances and stock offering transactions, was $40.5 million and $25.4 million for the years ended December 31, 2016 and 2015, respectively.

At December 31, 2016, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital of $81.3 million, or 16.9% of average assets, which is above the required level of $19.3 million, or 4.00% of average assets, and total risk-based capital of $84.6 million, or 28.5% of risk-weighted assets, which is above the required level of $23.8 million, or 8.00% of risk-weighted assets.

We believe that our recent asset growth had been constrained by our regulatory capital levels. The net proceeds of the initial public offering increased our regulatory capital levels and allow us to grow our assets more quickly than would have otherwise been the case. At December 31, 2016, Randolph Savings Bank’s regulatory limit on loans-to-one borrower was $14.3 million. See “Business of Randolph Bancorp, Inc. and Randolph Savings Bank – Lending Activities – Loans-to-One Borrower Limit.”

At December 31, 2016, we had outstanding commitments to originate loans of $35.7 million, unadvanced funds on loans of $2.7 million and unused lines of credit of $37.0 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2016 totaled $55.6 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Boston advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. Available borrowing capacity at December 31, 2016 was $65.6 million under the blanket pledge agreement with Federal Home Loan Bank of Boston. We also have a $4.2 million available line of credit with Federal Home Loan Bank of Boston and a $3.5 million available line of credit with a correspondent bank at December 31, 2016.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see Note 13 to our Consolidated Financial Statements located elsewhere in this report.

For the years ended December 31, 2016 and 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 2 to our consolidated financial statements included elsewhere in this report.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this report have been prepared according to generally accepted accounting principles in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs and the effect that general inflation may have on both short-term and long-term interest rates. Virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Although inflation expectations do affect interest rates, interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information regarding quantitative and qualitative disclosures about market risk appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Management of Market Risk.”

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are presented on the following pages which appear elsewhere herein.

• Report of Independent Registered Public Accounting Firm	F-1

• Consolidated Balance Sheets at December 31, 2016 and 2015	F-2

• Consolidated Statements of Operations For the Years Ended December 31, 2016 and 2015	F-3

• Consolidated Statements of Comprehensive Loss For the Years Ended December 31, 2016 and 2015	F-4

• Consolidated Statements of Changes Shareholders’ Equity For the Years Ended December 31, 2016 and 2015	F-5

• Consolidated Statements of Cash Flows For the Years Ended December 31, 2016 and 2015	F-6

• Notes to Consolidated Financial Statements	F-8

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures as of the end of the period ended December 31, 2016. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to its management and the board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and the Company’s management has determined the Company’s internal control over financial reporting is effective.

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Ofﬁcers and Corporate Governance.

Shared Management Structure

Each of the directors of Randolph Bancorp, Inc. is also a director of Randolph Savings Bank. Additionally, each executive officer of Randolph Bancorp, Inc. is an executive officer of Randolph Savings Bank. We expect that Randolph Bancorp, Inc. and Randolph Savings Bank will continue to have common executive officers and directors until there is a business reason to establish separate management structures.

Directors

The following table provides information regarding our directors as of December 31, 2016:

Name	Age	Position(s)	Director Since
Louis J. Trubiano	66	Director and Chairman	2007
Paul R. Donovan	70	Director	2013
Daniel M. Joyce	62	Director	2012
James P. McDonough	66	Director, President, and Chief Executive Officer	2013
John J. O’Connor, III	70	Director	2013
Richard A. Phillips, Sr.	71	Director	2007
Richard C. Pierce, Esq.	64	Director	1995
Kenneth K. Quigley, Jr., Esq.	59	Director	2013
James G. Welch	69	Director	2011
Janis E. Wentzell	70	Director	1999

The following includes a brief biography for each of our directors. The biography of each director also includes information regarding the experiences, qualifications, attributes or skills that caused our board of directors to determine that such member of our board of directors should serve as a director as of the date of this report. There are no family relationships among any of our directors or executive officers.

Louis J. Trubiano. Mr. Trubiano has served as the president of Louis & Company, Inc., a marketing and advertising agency, since 1991. In that capacity, he has provided consulting and advertising services to many community banks. He also serves on the board of regional nonprofit organizations, including Christmas in the City. Mr. Trubiano is a past chair of the South Shore Chamber of Commerce. Among other reasons, Mr. Trubiano is qualified to serve on our board of directors because of his understanding of the strategic marketing environment as it relates to community banks.

Paul R. Donovan. Mr. Donovan has served as a Vice President at Goldman Sachs since January 2015. Prior to that, he served as the chief information officer at Investor Lending Solutions and as an information technology consultant. Mr. Donovan also serves on the IT Transformation Advisory Board of the New York Life Insurance Company. Mr. Donovan’s expertise in information technology provides us with a unique perspective and business insights.

Daniel M. Joyce. Mr. Joyce is the chief executive officer and a director of Moors & Cabot, Inc., where he has served in a variety of roles since 1996. Prior to joining Moors & Cabot, Mr. Joyce served in a variety of executive and managerial capacities with Fidelity Investments, Hambrecht & Quist Capital Management LLC, and Dean Witter Reynolds. Mr. Joyce also served on the Board of Governors of the Boston Stock Exchange. Mr. Joyce is qualified to serve on our board of directors because of his knowledge of the financial industry and his management skills.

James P. McDonough. Mr. McDonough has served as our President and Chief Executive Officer since May 2013. From 2006 to 2012, Mr. McDonough served as Chancellor and Chief Financial Officer of the Archdiocese of Boston. Previously, Mr. McDonough spent 28 years at Abington Savings Bank, Abington, MA, including 12 years as President and Chief Executive Officer. Mr. McDonough is a past chair of the South Shore Chamber of Commerce and the Massachusetts Bankers Association.  He is currently a member of the board of directors of the South Shore Health System and the Clergy Health and Retirement Trust of the Roman Catholic Archdiocese of Boston.

John J. O’Connor, III. Mr. O’Connor served as the chair, president and chief executive officer at The Community Bank, Brockton, Massachusetts, from 2010 to January 2013 and is currently retired. Between 1999 and 2009, Mr. O’Connor served as the chair, president and chief executive officer at South Coastal Bank. From 1995 to 1998, Mr. O’Connor served as a regional president at Citizens Bank of Massachusetts. Mr. O’Connor is a past chair of the South Shore Chamber of Commerce. Mr. O’Connor’s extensive experience in the banking industry, specifically commercial lending and credit, qualifies him to serve on our board of directors.

Richard A. Phillips, Sr. Mr. Phillips has been an owner of the Stoughton Town Spa Inc., a local restaurant, for over forty years. As a long time business operator, Mr. Phillips has valuable insight into the small business sector of our market area and economic conditions affecting the communities which we serve.

Richard C. Pierce, Esq. Mr. Pierce founded Housing Management Resources. Inc., a nationwide property management company specializing in affordable housing, in November 2001. Since then, he has served as the president and chief executive officer. He also serves on the board of Housing Management Resources, Inc. and Sage Housing, Inc. Mr. Pierce’s experience in property development, management, financing and permitting offers valuable insights into the real estate mortgage market which is a significant sector of our business.

Kenneth K. Quigley, Jr., Esq. Mr. Quigley has served as President of Curry College, a private, four-year, liberal arts-based institution located in Milton, Massachusetts, since 1996. Mr. Quigley has also served as an independent director on the boards of companies listed on both the New York Stock Exchange and NASDAQ, including the former Hibernia Savings Bank and Central Bancorp, Inc. Mr. Quigley is a past chair of the South Shore Chamber of Commerce. We believe Mr. Quigley is qualified to serve on our board of directors based upon his prior board experience from his former directorships and his strong commitment to the local community.

James G. Welch. Mr. Welch has served as a consultant and business advisor in connection with various general business matters since 2011. From 1980 to 2011, Mr. Welch served as a shareholder and principal at Blum Shapiro & Company, P.C., a regional accounting firm serving privately owned businesses, non-profit organizations and high net-worth individuals. He has also served on a number of boards including South Shore YMCA and Verc Car Rentals. Mr. Welch is a past chair of the South Shore Chamber of Commerce. During his career, Mr. Welch developed expertise in corporate governance, financial reporting and internal controls, which is relevant to our audit committee and the corporate governance committee.

Janis E. Wentzell. Ms. Wentzell is the president of A Storage Solution, Inc., a self-storage facility founded by her in 1986. She also works as the president and owner of Autocraft, Inc., where Ms. Wentzell developed and operated automatic sales and service facilities since 1978. Ms. Wentzell has also managed a portfolio of residential and commercial properties from 1978 to present. Ms. Wentzell’s knowledge in the real estate market in communities in which we operate positions her to provide valuable input to our corporate strategy.

Executive Officers

The following table provides information regarding our executive officers who are not directors, as of December 31, 2016. Each executive officer serves at the discretion of our board of directors and holds office until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal.

Name	Age	Position(s)
Michael K. Devlin	65	Executive Vice President & Chief Financial Officer
Martie M. Dwyer	55	Senior Vice President, Senior Commercial Loan Officer
Peter J. Fraser	55	Senior Vice President & President of First Eastern Mortgage Division
Ryan J. Kirwin	43	Senior Vice President, Residential Lending
Richard D. Olson, Jr.	49	Senior Vice President, Retail Banking & Corporate Marketing
Donna L. Thaxter	56	Senior Vice President, Human Resources
Thomas A. Foresta	42	Vice President & Chief Information Officer

The following includes a brief biography for each of our executive officers.

Michael K. Devlin. Mr. Devlin has served as our Executive Vice President and Chief Financial Officer since November 2015. From March 2015 to October 2015, he served as our Vice President of Finance. Mr. Devlin served as a financial consultant from October 2013 to March 2015 and as a partner at Grant Thornton LLP from November 2004 to September 2013. He previously served as the Chief Financial Officer of Central Bancorp, Inc. and as a partner at Arthur Andersen LLP. He is currently a member of the board of trustees of Joslin Diabetes Center and serves as chairman of the audit committee.

Martie M. Dwyer. Ms. Dwyer has served as our Senior Vice President, Senior Commercial Loan Officer since June 2013. Previously, Ms. Dwyer was the senior vice president, senior commercial lender/retail director at the Community Bank between 2011 and 2013. Prior to that, she served as the executive vice president, retail director, at Admirals Bank from 2009 to 2011. She is currently a member of the board of directors of Dove, Inc.

Peter J. Fraser. Mr. Fraser has served as Senior Vice President and President of our First Eastern Mortgage Division since July 2016. Prior to our acquisition of First Eastern Bankshares Corporation and its subsidiary First Federal Savings Bank of Boston in July 2016,  Mr. Fraser spent 30 years in various positions with First Federal Savings Bank of Boston serving as its President and Chief Operating Officer since 2007.

Ryan J. Kirwin. Mr. Kirwin served as our Vice President, Residential Lending Sales between September 2008 and September 2013, and has served as our Senior Vice President, Residential Lending since September 2013. He manages and oversees all aspects of the origination and sale of residential loans.

Richard D. Olson, Jr. Mr. Olson has served as our Senior Vice President, Retail Banking & Corporate Marketing since October 2013. Prior to that, Mr. Olson worked as the senior relationship manager for financial institutions at Federal Reserve Bank of Boston from May 2013 to October 2013. Before that, he was the senior vice president, director of consumer and small business banking at Northway Financial Inc. from December 2007 to May 2013. He also spent 18 years in various retail banking, marketing and operations positions at Bank of Boston and Bank of America.

Donna L. Thaxter. Ms. Thaxter has served as our Senior Vice President, Human Resources since June 2014. From June 2002 to June 2013, she was the owner and principal consultant for DLT and Associates, a consulting firm specializing in training and development, leadership coaching and development and general consulting relating to human resources and employee development issues.

Thomas A. Foresta. Mr. Foresta has served as our Vice President and Chief Information Officer since December 2013. Mr. Foresta served as the Chief Information Officer at Dean Bank from 2007 to November 2013, Vice President and Director of Information Systems at Capital Crossing Bank from 2005 to 2007 and in senior positions at Citizens Bank and Abington Savings Bank from 1998 to 2005.

Board Composition

Our articles of organization provide that the size of our board of directors will be determined from time to by resolution of our board of directors. Our articles of organization also provides that no director shall serve after attaining age 75 or generally after completing seven terms except for the limited situations as set forth in the articles of organization. Our board of directors currently consists of 10 directors.

Our articles of organization provide for a classified board of directors consisting of three classes of directors. We currently have three directors in Class I, three directors in Class II and four directors in Class III, each serving a staggered three-year term. At each annual meeting of shareholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. Our directors are divided among the three classes as follows:

•	Class I directors are Mr. McDonough, Mr. Pierce, and Ms. Wentzell, and their term will expire at the annual meeting of shareholders to be held in 2017;
•	Class II directors are Mr. Joyce, Mr. Phillips, and Mr. Trubiano, and their terms will expire at the annual meeting of shareholders to be held in 2018; and
•	Class III directors are Mr. Donovan, Mr. O’Connor, Mr. Quigley, and Mr. Welch, and their terms will expire at the annual meeting of shareholders to be held in 2019.

The classification of our board of directors may have the effect of delaying or preventing changes in control of our company. We expect that additional directorships resulting from an increase in the number of directors, if any, will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

Independence of the Board of Directors and Its Committees

The NASDAQ listing rules require that independent directors compose a majority of a listed company’s board of directors. In addition, the NASDAQ listing rules require that, subject to specified exceptions, each member of a listed company’s audit and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in

Rule 10A-3 under the Exchange Act. Under NASDAQ listing rules, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries. In addition to satisfying general independence requirements under the NASDAQ listing rules, a member of a compensation committee of a listed company may not (other than in his or her capacity as a member of the compensation committee, the board of directors or any other board committee) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries. Additionally, the board of directors of the listed company must consider whether the compensation committee member is an affiliated person of the listed company or any of its subsidiaries and, if so, must determine whether such affiliation would impair the director’s judgment as a member of the compensation committee.

Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family and other relationships, including those relationships described under the section of this report entitled “Transactions with Related Parties,” our board of directors determined that each of our directors, with the exception of Mr. McDonough, is “independent” under the NASDAQ listing rules. Mr. McDonough is not considered independent because he currently serves as our president and chief executive officer. Our board of directors also determined that each member of the audit and corporate governance committees satisfies the independence standards for such committees established by the SEC and the NASDAQ Listing Rules, as applicable. In making these determinations on the independence of our directors, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining independence.

Board of Directors Leadership Structure and the Role of the Board of Directors in Risk Oversight

Board of Directors Leadership Structure. Although our bylaws do not require that we separate the chairman of the board and chief executive officer positions, our board of directors believes that having separate positions is the appropriate leadership structure for us at this time. Separating these positions allows our chief executive officer to focus on our day-to-day business, while allowing the chairman of the board of directors to lead our board of directors in its fundamental role of providing advice to and independent oversight of management. Our board of directors recognizes the time, effort, and energy that the chief executive officer must devote to his position in the current business environment, as well as the commitment required to serve as our chairman of the board, particularly as our board of directors’ oversight responsibilities continue to grow. Our board of directors also believes that this structure ensures a greater role for the independent directors in the oversight of the Company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our board of directors. Our board of directors recognizes that depending on the circumstances, other leadership models, such as combining the role of chairman of the board with the role of chief executive officer, might be appropriate. Accordingly, our board of directors may periodically review its leadership structure.

Our independent directors meet alone in executive session at least twice per year and more often as needed. The purpose of these executive sessions is to promote open and candid discussion among the independent directors.

Role of the Board of Directors in Risk Oversight. The board of directors is actively involved in oversight of risks that could affect Randolph Bancorp, Inc. including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputation risk. This oversight is conducted in part through committees of the board of directors, but the full board of directors has retained responsibility for general oversight of risks. The board of directors satisfies this responsibility through full reports by each committee regarding its considerations and actions, regular reports directly from officers responsible for oversight of particular risks within Randolph Bancorp, Inc., as well as through internal and external audits. Risks relating to the direct operations of Randolph Savings Bank are further overseen by the board of directors of Randolph Savings Bank, who are the same individuals who serve on the board of directors of Randolph Bancorp, Inc. Further, the board of directors oversees risks through the establishment of policies and procedures that are designed to guide daily operations in a manner consistent with applicable laws, regulations and risks acceptable to the organization.

Committees of the Board of Directors

Our board of directors has a standing audit committee, corporate governance committee, and executive committee. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee. The audit committee is responsible for assisting our board of directors in its oversight of the integrity of our financial statements, the qualifications and independence of our independent auditors, and our internal financial and accounting controls. The audit committee has direct responsibility for the appointment, compensation, retention (including termination) and oversight of our independent auditors, and our independent auditors report directly to the audit committee. The audit committee also prepares the audit committee report that the SEC requires to be included in our annual proxy statement.

The members of the audit committee are Messrs. Donovan, Joyce, Quigley, Trubiano, and Welch, with Mr. Joyce serving as chair. Each member of the audit committee qualifies as an independent director under the corporate governance standards of the NASDAQ listing rules and the independence requirements of the Exchange Act. Our board of directors has determined that Mr. Joyce, Mr. Quigley, and Mr. Welch each qualifies as an “audit committee financial expert” as such term is currently defined under SEC rules. The audit committee has adopted a written charter that satisfies the applicable standards of the SEC and the NASDAQ listing rules, and it is available on our website, www.randolphsavings.com.

Corporate Governance Committee. The corporate governance committee serves the function of both the nominating and corporate governance committee and the compensation committee. The corporate governance committee is responsible for making recommendations to our board of directors regarding candidates for directorships and the structure and composition of our board of directors and its committees. In addition, the corporate governance committee is responsible for developing and recommending to our board of directors corporate governance guidelines applicable to us and advising our board of directors on corporate governance matters.

The corporate governance committee approves the compensation objectives for the Company, approves the compensation of all executive officers other than the chief executive officer and recommends to our board of directors for approval the compensation for the chief executive officer. The corporate governance committee reviews all compensation components, including base salary, bonus, benefits, and other perquisites.

The members of the corporate governance committee are Messrs. Joyce, O’Connor, Quigley, Trubiano, and Welch, with Mr. Welch serving as chair. Each member of the corporate governance committee is a “non-employee director” under the Exchange Act, an “outside director” as defined by Section 162(m) of the Code, and an independent director as defined by the NASDAQ listing rules. The corporate governance committee has adopted a written charter that satisfies the applicable standards of the NASDAQ Listing Rules, it is available on our website, www.randolphsavings.com.

Executive Committee. The executive committee generally has the authority to exercise the power of the full board of directors during intervals between meetings of the board of directors. The members of the executive committee are Messrs. Joyce, McDonough, O’Connor, Quigley, Trubiano, and Welch, with Mr. Trubiano serving as chair.

Our board of directors may establish other committees from time to time.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website, www.randolphsavings.com. We intend to disclose future amendments to the code or any waivers of its requirements on our website to the extent permitted by the applicable rules and exchange requirements.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2016, no person who was at any time a director, officer, or beneficial owner of more than ten percent of any class of equity securities registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2016, except that Director O’Connor failed to file a Form 4 reporting the purchase of shares of the Company’s common stock in a timely manner.  Director O’Connor is now current in his Section 16 filings.

Item 11. Executive Compensation.

Executive Compensation

Summary Compensation Table. The following table sets forth information regarding compensation awarded to, earned by or paid to our Chief Executive Officer and the two most highly compensated executive officers (other than the Chief Executive Officer) who were serving as executive officers at the end of the fiscal year ended December 31, 2016. Each of these individuals is referred to as a “named executive officer.”

	Summary Compensation Table
Name and Principal Positions	Year	Salary ($)	Bonus ($)		Nonequity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation(1) ($)	Total ($)
James P. McDonough,	2016	355,100	100,000	(2)	—	—	30,212	485,312
President and Chief Executive Officer	2015	355,100	—		—	—	25,896	380,996
Michael K. Devlin	2016	225,000	40,000		—	—	25,863	290,863
Executive Vice President and Chief Financial Officer	2015	83,900	25,000		—	—	5,323	114,223
Ryan J. Kirwin,	2016	175,000	70,000		—	—	16,046	261,046
Senior Vice President, Residential Lending	2015	175,000	20,000		—	—	13,000	208,000

(1)	The table below shows the components of this column for 2016 and 2015:

	2016			2015
Name	Auto Allowance	401(k) Employer Contributions	Fair Value of ESOP Allocation	Auto Allowance	401(k) Employer Contributions
James P. McDonough	$15,000	$10,600	$4,612	$15,000	$10,896
Michael K. Devlin	$12,000	$8,567	$5,296	$2,000	$3,323
Ryan J. Kirwin	$6,000	$7,000	$3,046	$6,000	$7,000

(2)	During 2016, Mr. McDonough received a special bonus in connection with the achievement of certain strategic initiatives, as well as a bonus earned under the short-term incentive plan.

Employment Arrangements

Since March 2013, Randolph Savings Bank has been a party to an employment arrangement with James P. McDonough, President and Chief Executive Officer, which provides for an annual salary, currently $385,000, subject to adjustment in accordance with Randolph Savings Bank’s customary salary review practices. The employment arrangement provides for Mr. McDonough’s participation in benefits and discretionary bonuses on generally the same terms as those available to similarly situated employees. It also provides for six weeks of paid vacation, reimbursement of reasonable travel, entertainment and other business expenses, and a monthly car allowance. Mr. McDonough’s employment with Randolph Savings Bank is on an “at-will” basis; however, in the event his employment is terminated without cause or he resigns for good reason, he will be eligible for 12 months of salary continuation following his termination, subject to his providing a release of claims and complying with a non-solicitation and non-disclosure agreement.

We have entered into an agreement with Peter J. Fraser, Senior Vice President of Randolph Savings Bank and President of its First Eastern Mortgage division, effective upon the completion of the merger. The agreement provides for base compensation at an annual rate equal to at least $200,000. Mr. Fraser is also entitled to receive an annual bonus payment based on the achievement of certain profitability metrics, to receive a monthly car allowance and also to participate in those employee benefit plans as specified in the merger agreement for the acquisition of First Eastern Bankshares Corporation. Mr. Fraser’s agreement provides that, in the event his employment is terminated by us for any reason other than for death, disability or “cause” (as defined in his agreement) or Mr. Fraser resigns for “good reason” (as defined in his agreement) prior to the fifth anniversary of the completion of the merger, he will be entitled to receive an amount equal to two times the sum of (i) his then-current annual base salary and (ii) the average of his two most recent bonus awards, as adjusted if termination occurs prior to the grant of two such bonuses. Any such severance payment to Mr. Fraser is subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor. Additionally, Mr. Fraser’s agreement contains a change in control provision that provides for severance pay subject to his continued employment with us. If Mr. Fraser qualifies both for regular severance pay, as described above, as well as change in control severance benefits, he may elect only one severance payment, but not both. Mr. Fraser is also bound by certain confidentiality and nondisclosure terms and restrictive covenants, including non-competition and non-solicitation provisions, as provided in the agreement, which apply during the term of Mr. Fraser’s employment as well as for one year after any potential termination.

Change in Control Agreements

In connection with the conversion, Randolph Bancorp, Inc. and Randolph Savings Bank have entered into: (1) two-year change in control agreements with each of Michael K. Devlin, Executive Vice President and Chief Financial Officer; Martie M. Dwyer, Senior Vice President and Senior Commercial Loan Officer; Ryan J. Kirwin, Senior Vice President, Residential Lending; Richard D. Olson, Jr., Senior Vice President, Retail Banking and Corporate Marketing; and Donna L. Thaxter, Senior Vice President, Human Resources; and (2) a one-year change in control agreement with Thomas A. Foresta, Vice President and Chief Information Officer. The agreements for all six officers are substantially similar, and provide that if, within 24 months after the effective date of a change in control of Randolph Bancorp, Inc. or Randolph Savings Bank (as defined in the agreements), the executive is involuntarily terminated other than for cause, disability or death, or voluntarily resigns for “good reason,” the executive will be entitled to a payment equal to two times (in the case of Messrs. Devlin, Kirwin and Olson and Mses. Dwyer and Thaxter) or one times (in the case of Mr. Foresta) the sum of (i) the executive’s annual base salary in effect immediately prior to the terminating event (or the executive’s annual base salary in effect immediately prior to the change in control, if higher) and (ii) the executive’s average annual bonus over the three fiscal years immediately prior to the change in control, payable in one lump-sum payment on the date of termination. Any payments required under the agreements will be reduced to the extent necessary to avoid penalties under Section 280G of the Code.

Benefit Plans

401(k) Plan. Randolph Savings Bank currently maintains the Randolph Savings Bank 401(k) Plan, which is a tax qualified profit sharing plan with a salary deferral feature under Section 401(k) of the Code (the “401(k) Plan”). Generally, employees who have attained age 21 are eligible to participate in the 401(k) Plan, and make salary deferral contributions and share in Bank contributions to the 401(k) Plan.

A participant may contribute up to 75.0% of his or her compensation to the 401(k) Plan on a pre-tax and after-tax basis, subject to the limitations imposed by the Code. For 2016, the pre-tax deferral contribution limit is $18,000. A participant over age 50 may contribute, on a pre-tax basis, an additional $6,000 to the 401(k) Plan. Generally, a participant will become vested in his or her share of Bank matching contributions and discretionary nonelective contributions under a four-year (25.0% per year) vesting schedule. A participant is always 100.0% vested in his or her salary deferral and other Bank contributions.

Generally, a participant (or participant’s beneficiary) may receive a distribution from his or her vested account at retirement, age 59 1⁄2 (while employed with the Bank), death, disability or termination of employment, and elect for the distribution to be paid in a lump sum.

Employee Stock Ownership Plan. In connection with the conversion, Randolph Savings Bank adopted an employee stock ownership plan, or ESOP, for eligible employees who have attained age 21 and have completed one year of service.

Randolph Savings Bank engaged an independent third-party trustee that purchased 469,498 shares of common stock in the initial public offering. The ESOP funded its purchase in the initial public offering through a loan from the Randolph Bancorp, Inc. (the “ESOP Loan”). The ESOP Loan equaled 100.0% of the aggregate purchase price of the common stock. The ESOP Loan will be repaid principally from the Bank’s contributions to the ESOP and dividends paid, if any, on shares of unallocated common stock held by the ESOP over the anticipated 25-year term of the loan. The interest rate for the ESOP Loan is the prevailing prime rate to be reset annually on January 1.

Shares purchased by the ESOP with the proceeds of the ESOP Loan are held in a suspense account and released on a pro rata basis as the loan is repaid. Discretionary contributions to the ESOP and shares released from the suspense account are allocated among participants in accordance with their employee compensation, on a pro rata basis.

Participants will vest in the benefits allocated under the ESOP upon completion of three years of service. A participant will also become fully vested upon reaching age 55, or at retirement, upon death or disability, or upon termination of the ESOP. Any unvested shares that are forfeited upon a participant’s termination of employment will be reallocated among the remaining ESOP participants.

Plan participants are entitled to direct the plan trustee on how to vote common stock credited to their accounts. The trustee will vote allocated shares held in the ESOP as instructed by the plan participants and unallocated shares and allocated shares for which no instructions are received will be voted in the same ratio on any matter as those shares for which instructions are given, subject to the fiduciary responsibilities of the trustee.

Under applicable accounting requirements, compensation expense for a leveraged ESOP is recorded at the fair market value of the ESOP shares when committed to be released to participants’ accounts.

The ESOP must meet certain requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended. Randolph Savings Bank has requested a favorable determination letter from the Internal Revenue Service regarding the tax-qualified status of the ESOP.

Director Compensation

Director Fees. During the fiscal year ended December 31, 2016, the chairman of the board of directors received an annual base retainer of $36,000; the chairman of the audit committee, corporate governance committee and loan committee each received an annual base retainer of $30,000; and each other non-employee director received an annual base retainer of $24,000. No fees were paid for board or committee meetings attended. However, $500 and $250 were deducted from the annual base retainer for each board and committee meeting missed, respectively. Based on a review and analysis of board fees for a peer group of publicly-owned banks, such fees have been increased for 2017. The chairman of the board of directors will receive an annual base retainer of $46,000; the chairman of the audit committee, corporate governance committee and loan committee each will receive an annual base retainer of $39,000; committee members (other than committee chairman) will receive $5,000 for each committee on which they serve; and each non-employee director (other than the chairman of the board and committee chairman) will receive an annual base retainer of $27,000.

The following table sets forth information concerning compensation accrued or paid to our non-employee directors during the year ended December 31, 2016, for their service on our board. Directors who are also our employees receive no additional compensation for their service as directors and are not set forth in the table below.

Name	Fees earned or paid in cash ($)	All Other Compensation ($)	Total ($)
Louis J. Trubiano	36,000	—	36,000
Paul R. Donovan	23,750	—	23,750
Daniel M. Joyce	30,000	—	30,000
John J. O’Connor, III	30,000	—	30,000
Richard A. Phillips, Sr.	23,500	—	23,500
Richard C. Pierce, Esq.	24,000	—	24,000
Kenneth K. Quigley, Jr., Esq.	24,000	—	24,000
James G. Welch	30,000	—	30,000
Janis E. Wentzell	24,000	—	24,000

(1)

Includes retainer payments, meeting fees and committee and/or chair fees earned during the fiscal year, whether such fees were paid currently or deferred. Fees earned or paid also include fees for service on the committees of Randolph Savings Bank.

Supplemental Retirement Plan. Randolph Savings Bank maintains a supplemental retirement plan for the benefit of directors and key executives selected by the board of directors. Mr. Pierce and Ms. Wentzell are currently the only active participants in the plan. The plan is an unfunded, non-qualified plan which is intended to qualify as a “top hat” plan for ERISA purposes.

Upon a participant’s early or normal retirement, he or she will receive a benefit payable in annual installments for his or her lifetime. If a participant terminates prior to attaining 10 years of service on the board of directors, then, upon such termination of service, all benefits under the plan will be forfeited.

If a participant is terminated by Randolph Savings Bank without cause or voluntarily resigns for good reason after attaining 10 years of service but prior to his or her early retirement date, then Randolph Savings Bank will distribute the participant’s accrued liability retirement account in accordance with his or her irrevocable distribution election. If a participant is terminated by Randolph Savings Bank without cause or voluntarily resigns for good reason after attaining 10 years of service and after his or her early retirement date, then the participant will be fully vested in his or her retirement benefits, which benefits will be paid in accordance with his or her irrevocable distribution election. If a participant’s service terminates due to disability, then Randolph Savings Bank will distribute the participant’s accrued liability retirement account in accordance with his or her irrevocable distribution election. If a participant’s service is terminated voluntarily or involuntarily, other than for cause, subsequent to a change in control (as defined in the plan), then the participant will receive benefits under the plan as if he or she had remained in service through his or her normal retirement date, which benefits will be paid in accordance with his or her irrevocable distribution election. If any payment under the plan is subject to an excise tax under Section 4999 of the Internal Revenue Code, Randolph Savings Bank has agreed to provide additional compensation to the affected participant in order to fully compensate him or her for the amount of the excise tax.

If a participant dies while actively in service with Randolph Savings Bank, but prior to attaining the early retirement date and having served on the board of directors for 10 years, then Randolph Savings Bank will distribute the participant’s accrued liability retirement account in accordance with his or her irrevocable distribution election. If a participant dies while actively in service with Randolph Savings Bank, but after his or her early retirement date or normal retirement date, then the participant will be fully vested in his or her retirement benefits, which benefits will be paid in accordance with his or her irrevocable distribution election.

Item 12. Security Ownership of Certain Beneﬁcial Owners and Management and Related Stockholder Matters.

Persons and groups who beneficially own 5% or greater of our common stock are required to file certain reports with the SEC regarding ownership. The following table sets forth, as of March 28, 2017, the shares beneficially owned by each person who was the beneficial owner of 5% or greater of the Company’s common stock, including shares owned by its directors and executive officers.

Name and Address of Owner	Shares of Common Stock	Percentage of Class Ownership
EJF Capital LLC (1) 2107 Wilson Boulevard Suite 410 Arlington, VA 22201	501,900	8.6%

Randolph Savings Bank Employee Stock Ownership Plan Trust (2) 605 Broadway, LF 41 Saugus, MA 01906	469,498	8.0%

(1)

EJF Capital LLC reported shared voting and dispositive power with certain of its affiliates with respect to 501,900 shares of the Company’s common stock on a Schedule 13G filed with the SEC on February 14, 2017.

(2)

Reflects shares held in the Randolph Savings Bank Employee Stock Ownership Plan Trust (“ESOP”). Under the terms of the ESOP, the ESOP Trustee will vote shares allocated to participants’ accounts in the manner directed by the ESOP Committee, which consists of Mr. Devlin, Ms. Thaxter and Mr. Joyce. The ESOP Trustee is subject to fiduciary duties under ERISA. The ESOP Trustee disclaims beneficial ownership of the shares of common stock held in the ESOP.

The following table sets forth, as of March 28, 2017, certain information concerning the beneficial ownership of our common stock by (i) each of our directors, and the named executive officers and (ii) all executive officers and directors as a group.  The number of shares beneficially individual or executive officer is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity has the right to acquire within 60 days after March 28, 2017 through the exercise of any stock option or other right.  Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse).  The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2) (3)		Percentage of Common Stock Beneficially Owned(4)
Directors:
Paul R. Donovan	25,000		*
Daniel M. Joyce	13,583	(5)	*
James P. McDonough	50,086	(6)	*
John J. O’Connor, III	1,679	(7)	*
Richard A. Phillips, Sr.	50,000	(8)	*
Richard C. Pierce, Esq.	7,000	(9)	*
Kenneth K. Quigley, Jr., Esq.	18,951		*
Louis J. Trubiano	35,000		*
James G. Welch	10,000		*
Janis E. Wentzell	10,000	(10)	*
Executive Officers Who Are Not Directors:
Michael K. Devlin	4,329	(11)	*
Martie M. Dwyer	8,063	(12)	*
Thomas Foresta	259	(13)	*
Peter J. Fraser	277	(14)	*
Ryan J. Kirwin	289	(15)	*
Richard D. Olson, Jr.	14,947	(16)	*
Donna Thaxter	2,808	(17)	*
All Directors and Executive Officers as a Group (17 persons)	252,271		4.30%

*	Less than 1%.
(1)	The address for all directors and executive officers is c/o Randolph Bancorp, Inc., 10 Cabot Place, Stoughton, Massachusetts 02072.
(2)

Does not include 181,976 shares owned by the Randolph Savings Charitable Foundation, Inc., which shares shall be voted in the same ratio as all other shares voted on each proposal considered by the Company’s shareholders.  The directors of the foundation include Messrs. McDonough, Trubiano and Quigley.  The President and Treasurer and Clerk are Messrs. McDonough and Devlin, respectively.

(3)	Does not include 450,718 shares held in the ESOP for the benefit of employees of the Company, which have not been allocated to participants’ accounts.
(4)	Based on 5,868,726 shares outstanding as of March 28, 2017.
(5)	Includes 7,862 shares held in his IRA.
(6)	Includes 286 shares held by the ESOP and allocated to Mr. McDonough’s account.
(7)	Includes 1,579 shares held in his IRA.
(8)	Includes 25,000 shares held by Mr. Phillips’ spouse.
(9)	Includes 6,500 shares held in his IRA.
(10)	Includes 4,000 shares held in her IRA.
(11)	Includes 329 shares held by the ESOP and allocated to Mr. Devlin’s account.
(12)	Includes 100 shares held in her IRA and 206 shares held by the ESOP and allocated to Ms. Dwyer’s account.
(13)	Includes 159 shares held by the ESOP and allocated to Mr. Foresta’s account.
(14)	Includes 277 shares held by the ESOP and allocated to Mr. Fraser’s account.
(15)	Includes 189 shares held by the ESOP and allocated to Mr. Kirwin’s account.
(16)	Includes 14,748 shares held in his IRA and 199 shares held by the ESOP and allocated to Mr. Olson’s account.
(17)	Includes 158 shares held by the ESOP and allocated to Ms. Thaxter’s account.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions, since January 1, 2013, to which we have been a party or will be a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our executive officers or directors, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation, termination and change in control arrangements, which are described under “Executive and Director Compensation.”

Loans and Extensions of Credit. The Sarbanes-Oxley Act of 2002 generally prohibits loans to our executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by The Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to Randolph Savings Bank and must not involve more than the normal risk of repayment or present other unfavorable features. The aggregate balance of our loans to our directors and their related entities was $0, $32,000, and $57,000 at December 31, 2016, 2015, and 2014, respectively.

Other Transactions. Since the beginning of our last fiscal year, there have been no transactions and there are no currently proposed transactions in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of our executive officers or directors had or will have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services.

Crowe Horwath LLP audited the Company’s consolidated financial statements for the years ended December 31, 2016 and 2015. During the years ended December 31, 2016 and December 31, 2015, we paid the following fees to Crowe Horwath LLP:

	2016	2015
Audit fees (a)	$211,789	$136,000
Audit-related fees (b)	116,374	4,100
Total fees paid to Crowe Horwath LLP	$328,163	$140,100

(a)	Annual audit of consolidated financial statements, reviews of quarterly financial statements, and other services provided by Crowe Horwath LLP in connection with statutory and regulatory filings.
(b)	Audit related fees include fees billed in each of the last two fiscal years for consents issued, consultations related to various transactions and other matters..

The Audit Committee has adopted a policy whereby engagement of the independent registered public accounting firm for audit services and for non-audit services shall be pre-approved by the Audit Committee, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act for non-audit services. During 2016, the Audit Committee pre-approved 100% of the Audit fees, Audit-related fees, Tax fees, and All other fees.

The Audit Committee has considered whether the provision of the services identified under the heading “Audit-related fees,” is compatible with maintaining Crowe Horwath LLP’s independence and has determined that provision of such services is consistent with maintaining the principal auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1.	Financial Statements. The financial statements of the Company required in response to this Item are listed in response to Part II, Item 8 of this Annual Report on Form 10-K.
	2.

Financial Statement Schedules. All financial statement schedules have been omitted because the required information is either not required, not applicable, or is included in the consolidated financial statements or notes thereto.

	3.	Exhibits. The following exhibits set forth in the Exhibit Index are included as part of this Form 10-K.

Exhibit Index

2.1	Agreement and Plan of Merger, dated as of September 1, 2015, by and among Randolph Bancorp, First Eastern Bankshares Corporation and Richard F. Kalagher(1)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of September 15, 2015, by and among Randolph Bancorp, First Eastern Bankshares Corporation and Richard F. Kalagher(1)

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of February 5, 2016, by and among Randolph Bancorp, First Eastern Bankshares Corporation and Richard F. Kalagher(1)

3.1	Articles of Organization of Randolph Bancorp, Inc.(1)

3.2	By-Laws of Randolph Bancorp, Inc.(1)

4.1	Form of Common Stock Certificate of Randolph Bancorp, Inc.(1)

10.1†	Randolph Savings Bank Supplemental Retirement Plan(1)

10.2†	Form of Randolph Savings Bank Employee Stock Ownership Plan(1)

10.3†	Employment Letter, dated as of March 22, 2013, by and between Randolph Savings Bank and James P. McDonough(1)

10.4†	Letter Amending Employment Letter, dated as of June 30, 2016, by and between Randolph Savings Bank and James P. McDonough(2)

10.5†	Agreement, dated as of July 1, 2016, by and between Randolph Savings Bank and Peter J. Fraser(2)

10.6†	Agreement, dated as of September 1, 2015, by and between Randolph Savings Bank and Chris A. Kreidermacher(1)

10.7†	Form of Change in Control Agreement(1)

14.1	Code of Business Conduct and Ethics

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements for the years ended December 31, 2016 and 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-209935), originally filed with the Securities and Exchange Commission on March 4, 2016.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 6, 2016.
†	Management contract or compensation plan or arrangement
*	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.
(b)	See (a)(3) above for all exhibits filed herewith and the Exhibit Index.
(c)	Financial Statement Schedules. None.

Item 16. Form 10-K Summary.

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANDOLPH BANCORP, INC.
(Registrant)

Date: March 28, 2017	By	/s/ James P. McDonough
James P. McDonough
Director, President, and Chief Executive Officer (principal executive officer)

Date: March 28, 2017	By	/s/ Michael K. Devlin
Michael K. Devlin
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2017	/s/ Louis J. Trubiano
Louis J. Trubiano, Director and Chairman

Date: March 28, 2017	/s/ Paul R. Donovan
Paul R. Donovan, Director

Date: March 28, 2017	/s/ Daniel M. Joyce
Daniel M. Joyce, Director

Date: March 28, 2017	/s/ John J. O’Connor, III
John J. O’Connor, III, Director

Date: March 28, 2017	/s/ Richard A. Phillips, Sr.
Richard A. Phillips, Sr., Director

Date: March 28, 2017	/s/ Richard C. Pierce, Esq.
Richard C. Pierce, Esq., Director

Date: March 28, 2017	/s/ Kenneth K. Quigley, Jr., Esq.
Kenneth K. Quigley, Jr., Esq., Director

Date: March 28, 2017	/s/ James G. Welch
James G. Welch, Director

Date: March 28, 2017	/s/ Janis E. Wentzell
Janis E. Wentzell, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

Randolph Bancorp, Inc.

Stoughton, Massachusetts

We have audited the accompanying consolidated balance sheets of Randolph Bancorp, Inc. and subsidiary as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the audit and independence standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Randolph Bancorp, Inc. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Horwath LLP
Livingston, New Jersey
March 28, 2017

Randolph Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2016	2015
Assets
Cash and due from banks	$4,370	$2,721
Interest-bearing deposits	10,479	1,925
Total cash and cash equivalents	14,849	4,646
Certificates of deposit	3,675	4,675
Securities available for sale, at fair value	68,637	62,267
Loans held for sale, at fair value in 2016 and lower of cost or fair value in 2015	30,452	2,870
Loans, net of allowance for loan losses of $3,271 in 2016 and $3,239 in 2015	332,991	285,151
Federal Home Loan Bank stock, at cost	2,478	2,728
Accrued interest receivable	1,163	1,065
Mortgage servicing rights	8,486	2,567
Premises and equipment, net	6,280	2,905
Bank-owned life insurance	7,884	9,620
Foreclosed real estate	—	500
Other assets	4,329	4,169

Total assets	$481,224	$383,163

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$59,646	$43,478
Interest bearing	291,533	265,717
Total deposits	351,179	309,195

Federal Home Loan Bank advances	38,667	34,914
Mortgagors' escrow accounts	1,572	1,445
Post-employment benefit obligations	2,886	3,294
Other liabilities	3,618	1,856
Total liabilities	397,922	350,704
Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred stock, no par value; authorized: 1,000,000 shares; issued: none	—	—
Common stock, $.01 par value; authorized: 15,000,000 shares; issued and outstanding: 5,868,726 shares at December 31, 2016; none issued at December 31, 2015	59	—
Additional paid-in capital	56,373	—
Retained earnings	32,661	32,198
ESOP-Unearned compensation	(4,507)	—
Accumulated other comprehensive income (loss), net of tax	(1,284)	261
Total stockholders' equity	83,302	32,459

Total liabilities and stockholders' equity	$481,224	$383,163

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(In thousands)

	Years Ended December 31,
	2016	2015
Interest and dividend income:
Loans	$12,438	$10,488
Securities-taxable	1,260	1,512
Securities-tax exempt	366	409
Interest-bearing deposits and certificates of deposit	151	73
Total interest and dividend income	14,215	12,482

Interest expense:
Deposits	1,345	1,188
Federal Home Loan Bank advances	261	168
Total interest expense	1,606	1,356

Net interest income	12,609	11,126
Provision (credit) for loan losses	103	(137)

Net interest income after provision (credit) for loan losses	12,506	11,263

Non-interest income:
Customer service fees	1,502	1,572
Net gain on sales of mortgage loans	10,381	2,567
Mortgage servicing fees, net	430	234
Gain (loss) on sales/calls of securities and impairment write-downs, net	162	(7)
Increase in cash surrender value of life insurance	172	236
Gain on life insurance settlements	486	402
Bargain purchase gain	1,276	—
Other	621	67
Total non-interest income	15,030	5,071

Non-interest expenses:
Salaries and employee benefits	15,488	9,270
Occupancy and equipment	2,128	1,725
Data processing	761	1,089
Professional fees	1,378	1,002
Marketing	448	382
Foreclosed real estate, net	168	123
FDIC deposit insurance	246	297
Charitable foundation contribution	2,275	—
Merger and integration costs	980	611
Other	3,188	2,697
Total non-interest expenses	27,060	17,196

Income (loss) before income taxes	476	(862)

Income tax expense (benefit)	13	(108)
Net income (loss)	$463	$(754)

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2016	2015
Net income (loss)	$463	$(754)

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding losses	(1,422)	(366)
Reclassification adjustment for net (gains) losses and
impairment write-downs realized in income (1)	(162)	7
Net unrealized loss	(1,584)	(359)
Related tax effects	—	—
Net-of-tax amount	(1,584)	(359)

Post-retirement benefit plans:
Defined benefit pension plan:
Reclassification adjustment for actuarial losses recognized (2)	—	344
	—	344
Supplemental retirement plan:
Reclassification adjustments (3):
Actuarial losses	30	21
Prior service (credits) costs recognized	(25)	29
Settlement cost	59	—
Actuarial losses arising during the year	(25)	(361)
	39	(311)

Net change in post-retirement benefit plans	39	33
Related tax effects	—	(117)
Net-of-tax amount	39	(84)

Total other comprehensive loss	(1,545)	(443)
Comprehensive loss	$(1,082)	$(1,197)

1)	Amounts are included in gain (loss) on sales of securities and impairment write-downs in the consolidated statements of operations.
2)	Amounts are included in salaries and employee benefits expense in the consolidated statements of operations.
3)	Amounts are included in other non-interest expenses in the consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2016 and 2015

(Dollars in thousands)

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Equity
Balance at December 31, 2014	—	$—	$—	$32,952	$—	$704	$33,656

Net loss	—	—	—	(754)	—	—	(754)

Other comprehensive loss	—	—	—	—	—	(443)	(443)

Balance at December 31, 2015	—	—	—	32,198	—	261	32,459

Net income	—	—	—	463	—	—	463

Other comprehensive loss	—	—	—	—	—	(1,545)	(1,545)

Issuance of common stock for initial
public offering, net of costs of $2,325	5,686,750	57	54,486	—	—	—	54,543

Issuance of common stock to the
Randolph Savings Charitable Foundation	181,976	2	1,818	—	—	—	1,820

Stock purchased by ESOP	—	—	—	—	(4,695)	—	(4,695)

ESOP shares committed to be released	—	—	69	—	188	—	257

Balance at December 31, 2016	5,868,726	$59	$56,373	$32,661	$(4,507)	$(1,284)	$83,302

The accompanying notes are an integral part of these consolidated financial statements

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$463	$(754)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	103	(137)
Bargain purchase gain	(1,276)	—
Loans originated for sale	(404,555)	(105,834)
Principal balance of loans sold	403,632	105,305
Net amortization of securities	250	220
Net change in deferred loan costs and fees	111	(152)
Net (gain) loss on sales/calls of securities and impairment write-downs	(162)	7
Depreciation and amortization	588	631
Impairment write-downs on foreclosed real estate	150	100
Gain on life insurance settlements, net	(486)	(293)
Deferred tax benefit	—	(117)
Charitable foundation contribution of Company stock	1,820	—
ESOP expense	257	—
Increase in cash surrender value of life insurance	(172)	(236)
Net increase in mortgage servicing rights	(297)	(122)
Other, net	488	(1,333)
Net cash provided by (used in) operating activities	914	(2,715)

Cash flows from investing activities:
Acquisition of First Eastern, net of cash acquired	(11,131)	—
Redemption (purchases) of certificates of deposit	1,000	(1,960)
Securities available for sale:
Sales	2,521	2,990
Calls/maturities	6,970	5,727
Purchases	(23,405)	(549)
Principal payments on mortgage-backed securities	5,872	6,854
Loan originations, net of principal repayments	(12,175)	(34,408)
Loans purchased	(4,426)	(1,446)
Redemption (purchases) of Federal Home Loan Bank stock	899	(925)
Proceeds from sale of building	1,231	—
Proceeds from sale of foreclosed real estate	367	—
Proceeds from life insurance settlements	2,157	927
Purchases of premises and equipment	(1,071)	(406)
Net cash used in investing activities	(31,191)	(23,196)

(continued)

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Concluded)

(In thousands)

	Years Ended December 31,
	2016	2015
Cash flows from financing activities:
Net increase in deposits, excluding brokered deposits	10,837	14,733
Net decrease in brokered deposits	(10,643)	—
Proceeds from Federal Home Loan Bank advances	13,946	31,401
Repayments of Federal Home Loan Bank advances	(23,381)	(20,566)
Net (increase) decrease in mortgagors' escrow accounts	(448)	107
Proceeds from the issuance of common stock	56,868	—
Acquisition of common stock by ESOP	(4,695)	—
Stock offering costs	(2,004)	(321)
Net cash provided by financing activities	40,480	25,354

Net change in cash and cash equivalents	10,203	(557)

Cash and cash equivalents at beginning of period	4,646	5,203

Cash and cash equivalents at end of period	$14,849	$4,646

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$1,604	$1,348
Income taxes paid	$74	$6

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

1.	CONVERSION

Randolph Bancorp, a Massachusetts-chartered mutual holding company  and the parent company of Randolph Savings Bank (the “Bank”), adopted a plan of conversion (the “Plan of Conversion”) in January 2016 which was subsequently approved by Randolph Bancorp’s Corporators in May 2016. Under the Plan of Conversion, Randolph Bancorp would convert from a mutual to a stock holding company in a series of transactions in which Randolph Bancorp, Inc. (“Bancorp”) a recently formed subsidiary of Randolph Bancorp, became the surviving entity.

On July 1, 2016, the mutual-to-stock transaction was completed and Bancorp sold 5,686,750 shares of its common stock, representing the adjusted maximum of the offering range, at $10.00 per share, for gross proceeds of $56,867,500, including the sale of 469,498 shares to the Bank’s newly formed employee stock ownership plan (“ESOP”). The ESOP’s shares were funded by a loan from Bancorp to be repaid over 25 years with interest at the prime rate.

The direct costs of stock offering were deducted from the proceeds of the offering and amounted to $2,325,000.

In connection with the Plan of Conversion, Bancorp established The Randolph Savings Charitable Foundation, Inc. (the “Foundation”). The Foundation was funded with 181,976 shares of Bancorp’s common stock and $455,000 in cash. Bancorp recognized expense of $2,274,700 in 2016 for this contribution.

The Bancorp and the Bank are required to restrict their net worth by establishing liquidation accounts (collectively, the “liquidation account”) for the benefit of eligible account holders who continue to maintain deposit accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent eligible depositors reduce their qualifying deposits and cannot be increased thereafter with additional deposits. In the event of a complete liquidation of the Bank, each eligible account holder would be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. Neither the Bancorp nor the Bank may declare or pay a cash dividend on its common stock if such dividend would cause its regulatory capital to be reduced below the amount required to maintain the liquidation account.

2.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The Bank provides a variety of financial services to individuals and small businesses through its six branch offices in Massachusetts.  The Bank’s primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential and commercial mortgage loans.

The Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage on all deposits up to $250,000 per depositor. As an FDIC insured institution, the Bank is subject to supervision, examination and regulation by the FDIC. Additionally, as a Massachusetts chartered savings bank, the Bank’s depositors are also insured by the Depositors Insurance Fund (“DIF”), a private industry-sponsored insurance company.  The DIF insures bank deposits in excess of the FDIC insurance limits.

Bancorp entered into a merger agreement in September 2015 under which it would acquire First Eastern Bankshares Corporation (“Bankshares”) and its wholly-owned subsidiary First Federal Savings Bank of Boston (“First Federal;” and together with Bankshares “First Eastern”) in a transaction accounted for as a business combination. First Eastern was actively engaged in the mortgage banking business as an originator, seller and servicer of residential mortgage loans. On July 1, 2016, the Company completed the acquisition of First Eastern.  See Note 3 for additional information.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Basis of Presentation

The consolidated financial statements include the accounts of Randolph Bancorp, Inc. and its wholly-owned subsidiary, Randolph Savings Bank (together, the “Company”). The Bank has subsidiaries involved in owning investment securities and real estate properties and a subsidiary which provides loan closing services. All intercompany accounts and transactions have been eliminated in consolidation.

The following significant accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (“GAAP”) and are used in preparing and presenting these consolidated financial statements.

Use of estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses, mortgage servicing rights, deferred tax assets and fair value measurements.

Cash and cash equivalents

Cash equivalents include amounts due from banks, federal funds sold on a daily basis and interest-bearing deposits with original maturities of ninety days or less.

Certificates of deposit

Certificates of deposit have original maturities ranging from one to five years and are carried at cost.

Fair value hierarchy

The Company groups its assets and liabilities that are measured at fair value in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuation is based on quoted prices in active markets for identical assets and liabilities.  Valuations are obtained from readily available pricing sources.

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.  Level 3 assets and liabilities include those for which the value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Transfers between levels are recognized at the end of a reporting period, if applicable.

Securities

All securities are classified as available for sale and are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/loss.

Purchase premiums and discounts are recognized in interest income using the level yield method over the terms of the securities.  Anticipated prepayments on mortgage-backed securities are used in applying this method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the weighted average cost method for mutual funds and the specific identification method for other securities.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

On a quarterly basis, the Company evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other than temporary (“OTTI”).

OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.  Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses.  For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the decline in fair value is recognized as OTTI through earnings.  For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. Because the Company’s assessments are based on available factual information as well as subjective information, the determination as to whether an OTTI exists and, if so, the amount of impairment, is subjective and, therefore, the timing and amount of OTTI constitute material estimates that are subject to significant change.

Federal Home Loan Bank stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB.  Based on redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. The Company periodically evaluates for impairment based on ultimate recovery of its cost basis in the FHLBB stock.

Loans held for sale

The origination of residential mortgage loans is an integral part of the Company’s business. The Company generally sells its originations of such loans in the secondary market to either government-sponsored enterprises (“GSEs”) or other financial institutions. The servicing of loans sold to GSEs is initially retained while loans sold to other financial institutions are done so on a servicing released basis. From time-to-time, the rights to service loans for the GSEs are sold on a bulk basis.

Gains and losses on the sales of these loans are determined using the specific identification method. In determining the amount of the gain or loss the Company takes into consideration the direct costs of originating the loan. Also included in the net gain on sales of mortgage loans as presented in the accompanying statements of operations are fair value adjustments for mortgage banking derivatives (interest rate lock commitments with borrowers and forward loan sale commitments with investors) and loans held for sale.

Effective July 1, 2016, the Bank elected to utilize the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, “Financial Instruments” for its residential mortgage loans being held for sale in the secondary market. Fair value is determined based on either commitments in effect from investors or prevailing market price and include the value of mortgage servicing rights. The Bank elected the fair value option to better match changes in the fair value of the loans with changes in the fair value of the forward loan sale commitments which are used to economically hedge them against changes in interest rates between the time an interest rate lock agreement is entered into with the borrower and the time the loan is sold.

Derivative financial instruments

Derivative loan commitments

Mortgage loan commitments (interest rate locks) qualify as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  Loan commitments that are derivatives are recognized at fair value, including the value of mortgage servicing rights on the consolidated balance sheets in other assets and other liabilities with changes in fair value recorded in the net gain on sale of mortgage loans. In estimating fair value, the Company assigns a probability to a loan commitment based on historical experience.  Changes in the fair values of the loan commitments are recognized based on changes in the fair value of the underlying mortgage loan due to interest rate changes, changes in the probability the derivative loan commitment will be exercised, and the passage of time.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Forward loan sale commitments

The Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.  Mandatory delivery forward loan sale commitments are accounted for as derivative instruments, and are recognized at fair value on the consolidated balance sheets in other assets and other liabilities with changes in fair value recorded in the net gain on sale of mortgage loans.  Fair values for forward loan sale commitments are based on changes in the fair values of the underlying loans.

Loans

The Company grants residential real estate, commercial real estate, construction, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by mortgage loans in eastern Massachusetts and Rhode Island.  The ability of the Company’s borrowers to honor their contracts is affected by real estate values and general economic conditions in these markets.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and net deferred loan origination fees and costs.  Interest income is accrued on the unpaid principal balance.  Certain direct loan origination costs and purchase premiums, net of origination fees, are deferred and recognized in interest income using the level yield method without anticipating prepayments.

Interest is not accrued on loans which are ninety days or more past due, or when, in the judgment of management, the collectability of the principal or interest becomes doubtful.  Past due status is based on contractual terms of the loan.  Interest income previously accrued on such loans is reversed against current period earnings.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as either additional information becomes available or circumstances change.  The allowance for loan losses is allocated to loan types using both a formula-based approach applied to groups of loans (general component) and an analysis of certain individual loans for impairment (allocated component).

General component

The general component of the allowance for loan losses covers loans that are collectively evaluated for impairment and is based on historical loss experience adjusted for qualitative factors stratified by loan segments.   Management uses a rolling average of historical losses based on a trailing 48 month time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is supplemented by the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; national and local economic trends and conditions, regulatory and legal factors; and risk rating concentrations.

The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

Residential one-to-four family real estate – The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent. All loans in this segment are collateralized by one-to-four family owner, and non-owner-occupied, residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Second mortgages and home equity lines of credit (HELOC) – Loans in this segment are primarily secured by second-position liens, and the Company may or may not also have a first-position lien.  Regardless of which creditor is in first position, the Company does not originate loans with a combined loan-to-value ratio greater than 80 percent.  All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate – Loans in this segment consist of owner-occupied and non-owner-occupied property throughout Massachusetts and Rhode Island.  The underlying cash flows generated by the operating entities of owner-occupied real estate support the associated debt.  Rental cash flows, for which management obtains periodic rent rolls, support the debt associated with non-owner-occupied real estate and can be negatively impacted by increased vacancy rates.

Construction – Loans in this segment primarily include residential real estate development loans for which payment is derived from sale of the property.  Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial and Industrial – Loans in this segment are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  A weakened economy, and resultant decreased consumer spending, would have an effect on the credit quality in this segment.

Consumer – Loans in this segment primarily include personal unsecured loans purchased from a third party lender based on specific credit criteria established by us.  Repayment is dependent on the credit quality of the individual borrower.

Allocated component

The allocated component of the allowance for loan losses relates to loans that are individually classified as impaired.  Residential real estate, commercial and industrial, commercial real estate and construction loans are evaluated for impairment on a loan-by-loan basis.  Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent.  An allowance is established when the discounted cash flows (or collateral value) of the impaired loan are lower than the carrying value of that loan.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer loans or second mortgages and HELOCs for impairment disclosures, unless such loans are 90 days past due or are classified as a troubled debt restructuring.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Company periodically may agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).  All TDRs are classified as impaired.

Bank-owned life insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheets at their cash surrender value net of charges or other amounts that are probable at settlement.  Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income in the consolidated statements of operations and are not subject to income taxes, unless such policies are surrendered prior to the death of the insured individuals.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Mortgage servicing rights

The Company services mortgage loans for others.  Mortgage servicing rights are recognized as separate assets at fair value when rights are acquired through purchase or through sale of financial assets.  Capitalized servicing rights are amortized into mortgage servicing income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Impairment is determined by stratifying rights by predominant risk characteristics, such as interest rates and terms.  Fair value is based on a valuation model that calculates the present value of estimated future net servicing income, using market-based assumptions.  Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.  Changes in the valuation allowance, if any, are reported in mortgage servicing income.

Premises and equipment

Land is carried at cost.  Buildings, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter.  Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

Premises and equipment held for sale are stated at the lower of amortized cost or fair value less costs to sell.

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan.  In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan.

In certain cases, the Company may have an obligation to repurchase mortgage loans sold to third parties and to refund fees to the purchaser if a payment default or prepayment occurs, in each case within a prescribed time period not exceeding four months after the sale date, or in the case of a violation of its representations and warranties under the provisions of its loan sale agreements. The Company evaluates its obligations under these provisions and recognizes a liability for the fair value of its recourse obligations. At December 31, 2016 and 2015, the Company determined that its obligations in connection with the recourse provisions of its loan sale agreements were insignificant.

Foreclosed assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less costs to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell.  Revenue and expenses from operations, changes in the valuation allowance and any direct write-downs are included in foreclosed real estate expense.

Defined benefit pension and supplemental retirement plans

The Company accounts for its defined benefit pension (terminated in 2015) and supplemental retirement plans using an actuarial model that allocates pension costs over the service period of participants in the plans.  The Company accounts for the over-funded or under-funded status of each plan as an asset or liability in its consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income or loss.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Employee Stock Ownership Plan

Compensation expense for the Employee Stock Ownership Plan (“ESOP”) is computed based on the number of shares allocated to participants during the period multiplied by the average fair market value of the Company’s shares.  This expense is recognized ratably throughout the year based on the expected allocation of shares for the year.  Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity. The difference between the average fair market value and cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

Advertising costs

Advertising costs are expensed as incurred.

Income taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  A valuation allowance is established against deferred tax assets when, based upon available evidence including historical and projected taxable income, that some or all of the deferred tax assets will not be realized.

A tax position is recognized as a benefit if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company does not have any uncertain tax positions at December 31, 2016 and 2015 which require accrual or disclosure.  The Company records interest and penalties as part of income tax expense.  No interest or penalties were recorded for the years ended December 31, 2016 and 2015.

Comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss).  Although certain changes in assets and liabilities are reported as a separate component of equity, such items, along with net income (loss), are components of comprehensive income (loss).

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	December 31,	December 31,
	2016	2015
	(In thousands)
Securities available for sale:
Net unrealized (loss) gain	$(698)	$886
Tax effect	(423)	(423)
Net-of-tax amount	(1,121)	463

Supplemental retirement plan
Unrecognized net actuarial loss	(679)	(743)
Unrecognized net prior service credit	573	598
	(106)	(145)
Tax effect	(57)	(57)
Net-of-tax amount	(163)	(202)

Accumulated other comprehensive income (loss)	$(1,284)	$261

As the Company completed the termination of its defined benefit plan in 2015, the unrecognized net actuarial loss of $344,000 at December 31, 2014 was expensed in 2015.  In 2017, the Company expects to recognize $89,000 in prior service credits and

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

$38,000 in net actuarial losses as a component of net periodic pension cost for the supplemental retirement plan.  These amounts are included in accumulated other comprehensive income at December 31, 2016.  Prior service credits and net actuarial gains and losses are amortized to periodic pension cost over varying periods based on the plan participants to whom they relate.

Segment reporting

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Discrete financial information is not available other than on a company-wide basis.  Therefore, Company management has determined there to be a single segment for financial reporting purposes.

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average of common shares outstanding during the period. Unallocated ESOP shares are not considered outstanding in computing earnings per share. Earnings per share is not presented herein for the year ended December 31, 2016 as common stock was not outstanding for the entire year. At December 31, 2016, there were no common stock equivalents outstanding. See Note 19 for earnings (loss) per share for the quarters ended September 30, 2016 and December 31, 2016.

Business combinations

We account for business combinations under the acquisition method of accounting. The application of this method of accounting requires the use of significant estimates and assumptions in the determination of the fair value of tangible and identified intangible assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets from those that are recorded as goodwill. Our estimates of the fair values of assets acquired and liabilities assumed are based upon assumptions that we believe to be reasonable, and whenever necessary, include assistance from independent third-party appraisal and valuation firms. Costs incurred to consummate a business combination are expensed as incurred.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some offbalance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2015 consolidated financial statements in order to conform to the presentations used in the 2016 consolidated financial statements.  Such reclassifications had no impact on the net loss as presented in such financial statements.

3.	ACQUISITION

On July 1, 2016, the Company acquired all of the outstanding common stock of Bankshares for cash of $14.1 million. First Eastern operated eight residential loan production offices in eastern Massachusetts and New Hampshire and a retail banking

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

branch in downtown Boston. As a result of the transaction, Bankshares merged into Randolph Bancorp, Inc. and First Federal merged into Randolph Savings Bank. This business combination significantly increases the Company’s mortgage banking operations. The results of First Eastern’s operations are included in the Company’s consolidated statement of operations from the date of acquisition. First Eastern’s assets and liabilities were recorded at their fair value as of the date of acquisition based on management’s estimates using currently available information. Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required, such adjustments will be included in the purchase price allocation in the reporting period in which the adjustment amounts are determined. Cash consideration paid, and fair values of First Eastern’s assets acquired and liabilities assumed, along with the resulting bargain purchase gain, are summarized in the following table (in thousands):

		Fair Value
	As Acquired	Adjustments		As Recorded
	(In thousands)
Cash and cash equivalents	$2,951	$—		$2,951
Loans held for sale	26,209	450	(a)	26,659
Loans	30,824	482	(b)	31,306
Mortgage servicing rights	4,396	1,820	(c)	6,216
Premises and equipment	1,566	1,534	(d)	3,100
Core deposit intangible	—	118	(e)	118
Goodwill	789	(789)	(f)	—
Other assets	2,046	(55)	(g)	1,991
Deposits	(41,737)	(53)	(h)	(41,790)
Federal Home Loan Bank advances	(13,128)	(60)	(h)	(13,188)
Other liabilities	(1,917)	(88)	(i)	(2,005)
Total identifiable net assets	$11,999	$3,359		15,358

Cash consideration paid to seller				14,082

Bargain purchase gain				$1,276

Explanation of the fair value adjustments is as follows:

(a)	The adjustment represents the write-up of the book value of loans held for sale to their estimated fair value based on current selling prices, including the value of their servicing rights.
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

The bargain purchase gain is presented in the accompanying statement of operations as a separate component of non-interest income. This gain is primarily attributable to the write-ups of the mortgage servicing rights and premises and equipment to fair value as determined by independent third-party specialists based on market assumptions that were reviewed for reasonableness. During the fourth quarter of 2016, the Company and the seller completed an analysis of the additional income taxes related to the structuring of the transaction as an asset sale. The Company paid an additional $175,000 to the seller thereby reducing the preliminary bargain purchase gain that had been reported as of September 30, 2016.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Direct acquisition and merger integration costs of the First Eastern business combination are being expensed as incurred and are presented separately in the accompanying statements of operations. Costs incurred in 2015 consist principally of legal fees in completing negotiation of the purchase and sale agreement. Costs incurred in 2016 consist of retention bonuses, severance obligations, systems conversion costs as well as legal and consulting fees. Additional merger integration costs are expected to be incurred through the third quarter of 2017.

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

Unaudited pro forma financial information for the years ended December 31, 2016 and 2015 is as follows (in thousands):

	2016	2015
Net Interest Income	$13,463	$13,287
Non-interest Income	20,539	15,080
Net Income	1,658	243

Due to the conversion of First Eastern’s core processing system in the fourth quarter of 2016, separate revenue and earnings information for First Eastern since the date of acquisition is not available.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

4.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2016

Debt securities:
U.S. Government-sponsored enterprises	$3,999	$92	$(10)	$4,081
Corporate	3,044	54	(18)	3,080
Municipal	13,857	254	(56)	14,055
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	21,130	172	(580)	20,722
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	14,676	56	(554)	14,178
U.S. Government-guaranteed	9,589	12	(144)	9,457
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	2,127	28	—	2,155
U.S. Government-guaranteed	368	3	—	371
Total debt securities	68,790	671	(1,362)	68,099

Mutual fund	545	—	(7)	538

Total securities available for sale	$69,335	$671	$(1,369)	$68,637

December 31, 2015

Debt securities:
U.S. Government-sponsored enterprises	$6,886	$159	$(12)	$7,033
Corporate	4,250	78	(48)	4,280
Municipal	15,327	472	(24)	15,775
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	14,277	352	(120)	14,509
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	5,465	87	(108)	5,444
U.S. Government-guaranteed	11,742	26	—	11,768
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	2,437	18	—	2,455
U.S. Government-guaranteed	452	6	—	458
Total debt securities	60,836	1,198	(312)	61,722

Mutual fund	545	—	—	545

Total securities available for sale	$61,381	$1,198	$(312)	$62,267

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2016 are presented below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$1,766	$1,793
After 1 year through 5 years	12,147	12,328
After 5 years through 10 years	6,987	7,095
	20,900	21,216

Mortgage-backed securities and collaterlized mortgage obligations	47,890	46,883

	$68,790	$68,099

Obligations of U.S. Government-sponsored enterprises consist primarily of securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

For the years ended December 31, 2016 and 2015, proceeds from sales of securities available for sale amounted to $2,521,000 and $2,990,000, respectively.  Gross realized gains amounted to $100,000 and $570,000, respectively, and gross realized losses amounted to $0 and $249,000, respectively. In addition, gross realized gains of $62,000 were recognized upon the call of securities by issuers in 2016.

At December 31, 2016 and 2015, investment securities having a fair value of $2,107,000 and $3,988,000, respectively, were pledged as collateral for certain deposits and FHLBB borrowings.

There were no individual holdings of investment securities at December 31, 2016 and 2015, other than holdings of the U.S. Government and its agencies, which exceeded 10% of the Company’s stockholders’ equity as of such dates.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
December 31, 2016	(In thousands)
Debt securities:
U.S. Government-sponsored enterprises	$(10)	$1,990	$—	$—
Corporate	(14)	519	(4)	996
Municipal	(46)	3,310	(10)	477
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(580)	16,261	—	—
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	(554)	8,766
U.S. Government-guaranteed	(144)	5,927	—	—
Total debt securities	(1,348)	36,773	(14)	1,473

Mutual fund	(7)	538	—	—
	$(1,355)	$37,311	$(14)	$1,473
December 31, 2015
Debt securities:
U.S. Government-sponsored enterprises	$—	$—	$(12)	$1,989
Corporate	—	—	(48)	2,088
Municipal	—	—	(24)	2,185
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	(120)	5,994
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	(108)	5,062
Total debt securities	$—	$—	$(312)	$17,318

For the year ended December 31, 2015, the Company recognized OTTI write-downs of $328,000 on marketable equity securities that management either intended to sell (and later sold), or deemed an impairment to exist based on the severity and duration of the unrealized loss.

At December 31, 2016, 41 debt securities have unrealized losses with aggregate depreciation of 3.75% from the Company’s amortized cost basis. The unrealized losses at December 31, 2016, which related primarily to securities issued by U.S. government-sponsored enterprises, were primarily caused by an increase in long-term rates in the fourth quarter of 2016. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments.  Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment.  Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at December 31, 2016.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

5.	LOANS

A summary of the loan portfolio at year end is as follows:

	December 31,
	2016	2015
	(In thousands)
Mortgage loans on real estate:
Residential:
One-to-four family	$179,025	$166,483
Home equity loans and lines of credit	35,393	33,259
Commercial	88,394	74,911
Construction	23,629	7,807
	326,441	282,460

Commercial and industrial	2,067	2,040
Consumer	6,578	2,602

Total loans	335,086	287,102
Allowance for loan losses	(3,271)	(3,239)
Net deferred loan costs and fees, and purchase premiums	1,176	1,288

	$332,991	$285,151

The Company has transferred a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets.  The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties.  At December 31, 2016 and 2015, the Company was servicing loans for participants aggregating $6,197,000 and $7,347,000, respectively. See Note 6 for information relating to the Company’s servicing of residential mortgage loans for others.

The following table summarizes the changes in loans to directors, executive officers and their affiliates for the years ended December 31, 2016 and 2015:

	2016	2015
	(In thousands)
Balance at beginning of the year	$32	$57
New loans	—	—
Repayments	(32)	(25)
Balance at end of year	$—	$32

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following table presents activity in the allowance for loan losses, by loan category, for the years ended December 31, 2016, and 2015 and allocation of the allowance to each category as of December 31, 2016 and 2015:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
	(In thousands)
Allowance for loan losses
Balance at December 31, 2014	$1,368	$488	$1,539	$60	$51	$38	$3,544
Provision (credit) for loan losses	(181)	24	(137)	99	18	40	(137)
Loans charged-off	(128)	—	(35)	—	—	(40)	(203)
Recoveries	17	—	—	—	3	15	35
Balance at December 31, 2015	1,076	512	1,367	159	72	53	3,239
Provision (credit) for loan losses	(66)	(76)	43	66	(20)	156	103
Loans charged-off	—	—	—	—	(15)	(81)	(96)
Recoveries	8	—	—	—	—	17	25
Balance at December 31, 2016	$1,018	$436	$1,410	$225	$37	$145	$3,271

December 31, 2016
Allowance for impaired loans	$190	$2	$8	$—	$—	$—	$200
Allowance for non-impaired loans	828	434	1,402	225	37	145	3,071
Total allowance for loan losses	$1,018	$436	$1,410	$225	$37	$145	$3,271
Impaired loans	$4,506	$276	$832	$—	$—	$—	$5,614
Non-impaired loans	174,519	35,117	87,562	23,629	2,067	6,578	329,472
Total loans	$179,025	$35,393	$88,394	$23,629	$2,067	$6,578	$335,086
December 31, 2015
Allowance for impaired loans	$254	$2	$28	$—	$—	$—	$284
Allowance for non-impaired loans	822	510	1,339	159	72	53	2,955
Total allowance for loan losses	$1,076	$512	$1,367	$159	$72	$53	$3,239
Impaired loans	$4,961	$277	$1,449	$—	$16	$—	$6,703
Non-impaired loans	161,522	32,982	73,462	7,807	2,024	2,602	280,399
Total loans	$166,483	$33,259	$74,911	$7,807	$2,040	$2,602	$287,102

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following table presents past due and non-accrual loans, by loan category, at December 31, 2016 and 2015:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual Loans
	(In thousands)
December 31, 2016
Residential one-to-four family	$1,168	$201	$—	$1,369	$1,945
Home equity loans and lines of credit	258	—	—	258	276
Commercial real estate	400	—	—	400	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	59	—	—	59	—

Total	$1,885	$201	$—	$2,086	$2,221

December 31, 2015
Residential one-to-four family	$403	$133	$46	$582	$2,022
Home equity loans and lines of credit	—	247	—	247	30
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	16
Consumer	—	—	—	—	—

Total	$403	$380	$46	$829	$2,068

At December 31, 2016 and 2015, there were no loans past due 90 days or more and still accruing interest.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Further information pertaining to impaired loans, which includes both non-accrual loans and troubled debt restructurings, follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
December 31, 2016
Impaired loans without a valuation allowance:
Residential one-to-four family	$1,922	$1,877	$—
Home equity loans and lines of credit	246	246	—
Commercial real estate	270	270	—
Total	2,438	2,393	—

Impaired loans with a valuation allowance:
Residential one-to-four family	2,648	2,629	190
Home equity loans and lines of credit	31	30	2
Commercial real estate	562	562	8
Total	3,241	3,221	200

Total impaired loans	$5,679	$5,614	$200

December 31, 2015
Impaired loans without a valuation allowance:
Residential one-to-four family	$906	$874	$—
Home equity loans and lines of credit	247	247	—
Commercial real estate	422	422	—
Commercial and industrial	16	16	—
Total	1,591	1,559	—

Impaired loans with a valuation allowance:
Residential one-to-four family	4,120	4,088	254
Home equity loans and lines of credit	31	30	2
Commercial real estate	1,026	1,026	28
Total	5,177	5,144	284

Total impaired loans	$6,768	$6,703	$284

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Information related to the average balances of impaired loans and the interest income recognized on such loans, follows:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Year Ended December 31, 2016

Residential one-to-four family	$4,738	$158	$56
Home equity loans and lines of credit	260	1	1
Commercial real estate	1,122	51	—
Commercial and industrial	5	2	1

Total	$6,125	$212	$58

Year Ended December 31, 2015
Residential one-to-four family	$5,981	$239	$92
Home equity loans and lines of credit	71	3	1
Commercial real estate	5,219	309	45
Commercial and industrial	17	1	1

Total	$11,288	$552	$139

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

At December 31, 2016, the Company had 13 residential real estate loans and 3 commercial real estate loans aggregating $2,809,000 and $624,000, respectively, which were subject to troubled debt restructuring agreements.

At December 31, 2015, the Company had 12 residential real estate loans and 5 commercial real estate loans aggregating $2,938,000 and $1,234,000, respectively, which were subject to troubled debt restructuring agreements.

As of December 31, 2016 and 2015,  all troubled debt restructurings were performing in accordance with the terms of the modified loan agreements.

For the year ended December 31, 2016 the Company did not enter into any loan modifications meeting the criteria of a troubled debt restructuring. In 2015, the Company modified 2 loans meeting the criteria of a troubled debt restructuring having a loan balance of $434,000 with rate reductions ranging from 1% to 3%.

Management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each of the troubled debt restructurings.  Any reserve required is recorded as part of the allowance for loan losses.  At December 31, 2016 and 2015 allowances of $200,000 and $284,000, respectively, related to troubled debt restructurings.

During the years ended December 31, 2016 and 2015, there were no troubled debt restructurings that defaulted (over 30 days past due) within twelve months of the restructure date.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

The following table presents the Company’s loans by risk rating at December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial
	(In thousands)
Loans rated 1 - 3A	$88,186	$23,286	$2,067	$73,517	$7,807	$2,006
Loans rated 4	—	343	—	1,145	—	—
Loans rated 5	208	—	—	249	—	34

	$88,394	$23,629	$2,067	$74,911	$7,807	$2,040

Residential mortgages, home equity loans and lines of credit, and consumer loans are monitored for credit quality based primarily on their payment status. When one of these loans becomes more than 90 days delinquent it is assigned an internal loan rating. At December 31, 2016, $890,000 in residential mortgages were rated as substandard and $1,471,000 in residential mortgages and $400,000 in home equity loans were rated as special mention. At December 31, 2015, $378,000 in residential mortgages were rated as substandard and $2,262,000 in residential mortgages and $277,000 in home equity loans were rated as special mention.

6.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were $1,046,551,000 and $317,162,000 at December 31, 2016 and 2015, respectively.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following table summarizes the activity in the Company’s mortgage servicing rights for the indicated periods:

	2016	2015
Mortgage servicing rights:	(In thousands)
Balance at beginning of year	$2,601	$2,445
Additions through originations	2,348	642
Acquisition of First Eastern	6,216	—
Amortization	(1,064)	(486)
Sales	(1,191)	—
Balance at end of year	$8,910	$2,601
Valuation allowance:
Balance at beginning of year	$34	$—
Provision	390	34
Balance at end of year	$424	$34
Mortgage servicing rights, amortized cost	$8,486	$2,567
Mortgage servicing rights, fair value	$8,520	$2,981

At December 31, 2016 and 2015, the fair value of servicing rights was determined using a discount rate of 14% and 10%, respectively, and projected annual prepayment speeds ranging from 6% to 24% for 2016 and 6% to 39% for 2015.

Contractually specified servicing fees for the years ended December 31, 2016 and 2015 amounted to $1,884,000 and $754,000, respectively, and are included in mortgage servicing income.

During the year ended December 31, 2015, the Company resolved a request from FNMA to refund certain fees paid under the recourse provisions of the loan sale agreements.  Fees totaling $66,000 were refunded and recognized as a reduction of the gain on sale of mortgage loans.

7.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,		Estimated
	2016	2015	Useful Life
	(In thousands)		(In years)
Land and improvements	$2,676	$1,176
Buildings and leasehold improvements	4,569	3,670	5 to 50
Equipment	3,722	3,375	3 to 10
Construction-in-progress	611	14
	11,578	8,235
Less accumulated depreciation and amortization	(5,298)	(5,330)
	$6,280	$2,905

Total depreciation and amortization expense for the years ended December 31, 2016 and 2015 amounted to $587,000 and $631,000, respectively.

In December 2015, the Company entered into a sale/leaseback agreement for its corporate office building at which time the net book value of the property, amounting to $1,098,000, was reclassified to assets held for sale included in other assets in the accompanying consolidated balance sheet as of December 31, 2015. The leaseback period is for three years.  In January 2016, the sale of the building was completed at which time the Company recognized an insignificant gain after considering all selling costs.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

8.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2016	2015
	(In thousands)
Demand deposits	$59,646	$43,478
NOW accounts	49,112	41,109
Money market deposits	50,956	46,527
Regular and other savings	101,575	94,690
Total non-certificate accounts	261,289	225,804
Term certificates less than $250,000	83,410	75,853
Term certificates of $250,000 or more	6,480	7,538
Total certificate accounts	89,890	83,391
	$351,179	$309,195

Included in term certificates less than $250,000 at December 31, 2016 were brokered deposits of $249,000.

A summary of term certificates by maturity is as follows:

	December 31, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
Maturing during:	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2016	$—	—%	$43,987	0.74%
2017	55,582	0.83	20,610	1.01
2018	15,257	1.01	8,295	1.13
2019	8,703	1.21	5,617	1.36
2020	5,856	1.62	4,882	1.68
2021	4,492	1.52	—	—
	$89,890	0.98%	$83,391	0.94%

9.	BORROWINGS

A summary of borrowings from the FHLBB at December 31, 2016 and 2015 is as follows:

	2016		2015
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Fixed-rate advances maturing:
2016*	$—	—%	$23,176	0.52%
2017*	26,932	0.81	7,238	0.83
2018*	4,858	1.07	4,500	1.06
2019	1,500	1.00	—	—
2020*	3,359	1.55	—	—
2021*	2,018	1.35	—	—
	$38,667	0.94%	$34,914	0.66%

*	Includes amortizing advances which require monthly principal and interest payments.

Advances from the FHLBB are secured by a blanket pledge agreement on the Bank’s qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property.  Available borrowing capacity at

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

December 31, 2016 was $65,572,000.  At December 31, 2016, the Bank was in compliance with the FHLBB collateral requirements.

The Bank also has a $4,195,000 available line of credit with the FHLBB at an interest rate that adjusts daily.  Borrowings under the line are limited to 2% of the Bank’s total assets.  At December 31, 2016 and 2015, there were no advances outstanding.

The Bank also has a $3,500,000 available line of credit with a correspondent bank.  No advances were outstanding at December 31, 2016 and 2015.

10.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows (in thousands):

	Years Ended December 31,
	2016	2015
Current tax expense:
Federal	$—	$—
State	13	9
Total current tax expense	13	9
Deferred tax expense (benefit):
Federal	(25)	(676)
State	23	29
	(2)	(647)
Change in valuation allowance	2	530
Total deferred tax expense (benefit)	—	(117)
Total tax expense (benefit)	$13	$(108)

The reasons for the differences between the statutory federal income tax expense (benefit) and the actual tax expense (benefit) are summarized as follows (in thousands):

	Years Ended December 31,
	2016	2015
Statutory federal tax at 34%	$162	$(293)
Increase (decrease) resulting from:
State taxes, net of federal tax effect	24	25
Bank-owned life insurance	(81)	(217)
Tax exempt income	(125)	(139)
Dividends received deduction	(4)	(26)
Change in valuation allowance	2	530
Other, net	35	12
Total tax expense (benefit)	$13	$(108)

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Federal	$6,059	$5,311
State	875	677
	6,934	5,988
Valuation allowance	(3,900)	(3,898)
	3,034	2,090
Deferred tax liabilities:
Federal	(2,461)	(1,720)
State	(573)	(370)
	(3,034)	(2,090)
Net deferred tax asset	$—	$—

The tax effects of items giving rise to deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2016	2015
Employee benefit plans	$1,211	$1,177
Allowance for loan losses	1,306	1,294
Funded status of post-retirement benefits	(56)	(56)
Securities available for sale	(423)	(423)
Alternative minimum tax credit	462	462
Depreciation and amortization	179	86
Net deferred loan origination costs	(445)	(474)
Mortgage servicing rights	(1,738)	(1,025)
Net operating loss carryforward	2,682	2,571
Charitable contribution carryforward	988	84
Derivatives	(254)	(43)
Merger expenses	—	244
Other, net	(12)	1
	3,900	3,898
Valuation allowance on deferred tax assets	(3,900)	(3,898)
Net deferred tax asset	$—	$—

At December 31, 2016, the Company has a federal net operating loss carryforward of $7,887,000, of which $4,745,000 expires on December 31, 2033, $406,000 expires on December 31, 2034, $1,542,000 expires on December 31, 2035 and $1,194,000 expires on December 31, 2036.

At December 31, 2016, the Company has a charitable contribution carryforward of $2,468,000 of which all but $154,000 expires on December 31, 2021.

A summary of the change in net deferred tax assets is as follows (in thousands):

	Years Ended December 31,
	2016	2015
Balance at beginning of year	$—	$—
Deferred tax benefit	—	117
Deferred tax effect of post-retirement benefit plans	—	(117)
Balance at end of year	$—	$—

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company assesses the realizability of its deferred tax assets by (1) reviewing taxable income in allowable federal carry-back periods, and (2) assessing the likelihood of the Company generating federal and state taxable income, as applicable, in future periods in amounts sufficient to offset the deferred tax items in the periods they are expected to reverse. The Bank continues to project losses for state tax purposes

In performing its year-end 2014 assessment of available evidence for purposes of determining whether it was more likely than not that some portion or all of deferred tax assets would be realized, management determined that a valuation allowance for all of its deferred tax assets was warranted. This determination was based on the Company’s NOL carryforward position, its current period operating results exclusive of non-recurring items and its expectations for the upcoming year. In performing subsequent assessments, management concluded that no significant changes in the key factors affecting the realizability of our deferred tax assets had occurred and that a valuation allowance for all deferred tax assets should be maintained.

The federal income tax reserve for loan losses at the Company’s base year amounted to $2,033,000.  If any portion of the reserve is used for purposes other than to absorb the losses for which it was established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the fiscal year in which used.  As the Company intends to use the reserve only to absorb loan losses, a deferred income tax liability of $812,000 has not been provided.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities.  The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2013 through 2016.  The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2013 are open.

11.	ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING

ACTIVITIES

Derivative Loan Commitments

Mortgage loan interest rate lock commitments qualify as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that these loans will subsequently be sold in the secondary market.

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases.  Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of derivative loan commitments was $32,904,000 and $5,292,000 at December 31, 2016 and 2015, respectively.  The fair value of such commitments at December 31, 2016 and 2015 was an asset of $617,000 and $93,000, respectively, and is included in other assets in the consolidated balance sheets. During the years ended December 31, 2016 and 2015, a gain/(loss) of ($81,000) and $24,000, respectively, related to interest rate lock commitments was recognized and is included in the net gain on sales of mortgage loans in the accompanying consolidated statements of operations.

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

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

individual loan is specified prior to the loan being funded (e.g., on the same day the lender commits to lend funds to a potential borrower).

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments.  The notional amount of undesignated forward loan sale commitments was $29,481,000 and $7,371,000 at December 31, 2016 and 2015, respectively and a liability of $47,000 at December 31,2016 included in other liabilities in the consolidated balance sheets. The fair value of such commitments was an asset of $65,000 and $14,000 at December 31, 2016 and 2015, respectively, included in other assets in the consolidated balance sheets. During the years ended December 31, 2016 and 2015, a gain of $103,000 and $16,000, respectively, related to forward loan sale commitments was recognized and is included in net gain on sales of mortgage loans in the accompanying consolidated statements of operations.

12.	MINIMUM REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to various regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective actions regulations, involve qualitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgement by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2016 under BASEL III, community banking institutions must maintain a capital conservation buffer of common equity tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over three years with an initial phase-in of 0.625%.

Quantitative measures established by regulation to ensure capital adequacy require the Bancorp and Bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier 1 capital to risk weighted assets Tier 1 capital to average assets and common equity Tier 1 capital (all as defined). Management believes, as of December 31, 2016 and 2015, that Randolph Bancorp, Inc. and Randolph Savings Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2016, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since the notification that management believes have changed the Bank’s category.

Bancorp’s and the Bank’s actual and minimum capital amounts and ratios are presented in the following tables.

					Minimum
					To Be Well
			For Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Bancorp	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2016
Total capital (to risk weighted assets)	$84,565	28.5%	$23,762	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	81,294	27.4	17,822	6.0	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	81,294	27.4	13,366	4.5	N/A	N/A
Tier 1 capital (to average assets)	81,294	16.9	19,277	4.0	N/A	N/A
December 31, 2015
Total capital (to risk weighted assets)	35,242	14.5	19,465	8.0	N/A	N/A
Tier 1 capital (to risk weighted assets)	32,198	13.2	14,599	6.0	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	32,198	13.2	10,949	4.5	N/A	N/A
Tier 1 capital (to average assets)	32,198	8.4	15,382	4.0	N/A	N/A

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

					Minimum
					To Be Well
			For Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2016
Total capital (to risk weighted assets)	$73,991	24.9%	$23,763	8.0%	$29,703	10.0%
Tier 1 capital (to risk weighted assets)	70,720	23.8	17,822	6.0	23,762	8.0
Common equity Tier 1 capital (to risk weighted assets)	70,720	23.8	13,366	4.5	19,307	6.5
Tier 1 capital (to average assets)	70,720	14.7	19,277	4.0	24,096	5.0
December 31, 2015
Total capital (to risk weighted assets)	35,142	14.4	19,465	8.0	24,331	10.0
Tier 1 capital (to risk weighted assets)	32,098	13.2	14,599	6.0	19,465	8.0
Common equity Tier 1 capital (to risk weighted assets)	32,098	13.2	10,949	4.5	15,815	6.5
Tier 1 capital (to average assets)	32,098	8.3	15,382	4.0	19,228	5.0

13.	PENSION AND OTHER POST-RETIREMENT PLANS

Defined benefit plan

The Company provided basic and supplemental pension benefits for eligible employees through the Savings Banks Employees Retirement Association’s (SBERA) Pension Plan.  As of January 1, 2006, the Company froze new participation in the plan and, as of June 30, 2012, the Company curtailed the plan to eliminate future benefit accruals under the plan.  The Company’s Board of Directors voted to terminate the plan effective in March 2014 and settlement of the plan occurred in July 2015.

Information pertaining to the activity in the plan for the year ended December 31, 2015 is as follows (in thousands):

Change in plan assets:
Fair value of plan assets at beginning of year	$3,197
Actual return on plan assets	—
Settlement payments	(3,644)
Benefits paid	(107)
Employer contributions	554
Fair value of plan assets at end of year	—
Change in benefit obligation:
Benefit obligation at beginning of year	3,552
Interest cost	71
Actuarial loss	128
Settlement payments	(3,644)
Benefits paid	(107)
Benefit obligation at end of year	—
Funded status and accrued pension cost at year end	$—

Net periodic pension cost, included in salaries and employee benefits expense, for the year ended December 31, 2015 consists of the following (in thousands):

Interest cost	$71
Expected return on plan assets	—
Amortization of net actuarial loss	344
Settlement loss	128
$543

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

A discount rate of 3.25% was used to determine the net periodic pension cost in 2015.

As a result of the decision by the Board of Directors in 2013 to terminate the plan, the assets of the plan were reallocated in January 2014 to preserve, as best as possible, the then fair value of such assets.  To do so, all plan assets were placed in money market funds.  As a result, the actual yield on these funds in 2015 was nominal and the expected rate of return on plan assets was 0%.

Supplemental retirement agreements

In previous years, the Company entered into supplemental retirement agreements with certain officers and directors (none of whom currently provide services to the Company) that provide for supplemental benefits commencing with retirement.  The present value of future benefits payable is accrued over the terms of employment or anticipated term of each participating director’s position, as applicable, taking into consideration the vesting provisions in the agreements.

At December 31, 2016 and 2015, the accrued benefits related to the agreements amounted to $654,000 and $700,000, respectively.  Total expense, included in other non-interest expenses, related to these supplemental agreements amounted to $54,000 and $55,000 for the years ended December 31, 2016 and 2015, respectively.

Supplemental retirement plan

The Company has a master supplemental retirement plan (“Plan”) which covers certain officers and directors of the Company.  In 2016 and 2015, the only active participants in the Plan were directors.  Information pertaining to activity in the Plan follows:

	Years Ended December 31,
	2016	2015
	(In thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	371	201
Benefits paid	(371)	(201)
Fair value of plan assets at end of year	—	—
Change in benefit obligation:
Benefit obligation at beginning of year	2,105	1,862
Service cost	12	11
Interest cost	65	72
Actuarial loss	25	361
Benefits paid	(371)	(201)
Benefit obligation at end of year	1,836	2,105
Unfunded status and accrued supplemental pension cost at year end	$(1,836)	$(2,105)
Accumulated benefit obligation at year end	$1,836	$2,105

The assumptions used to determine the benefit obligation are as follows:

	December 31,
	2016	2015
Discount rate	3.05%	3.35%
Annual inflation factor	1.00%	1.00%

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Net periodic pension cost, included in other non-interest expenses, attributable to the Plan for the years ended December 31, 2016 and 2015, consists of the following:

	2016	2015
	(In thousands)
Service cost	$12	$11
Interest cost	65	72
Amortization of net actuarial loss	30	21
Amortization of prior service cost (credit)	(25)	29
Settlement cost	59	—
	$141	$133

The following assumptions were used to determine the net periodic pension cost for the years ended December 31, 2016 and 2015:

	2016	2015
Discount rate	3.35%	4.00%
Annual inflation factor	1.00%	1.00%

The Company expects to contribute $201,000 to the Plan for the year ending December 31, 2017.

Estimated future benefit payments, which reflect expected future services, as appropriate, are as follows:

Years Ending
December 31,	Amount
(In thousands)
2017	$201
2018	201
2019	201
2020	201
2021	201
2022-2026	1,072

In 2016, a Company director who was a participant in the supplemental retirement plan passed away. Included in other non-interest income and other non-interest expense is $486,000 and $59,000, respectively, from settlement of the underlying life insurance policies and payment of benefits under the supplemental retirement plan.

Endorsement split-dollar life insurance arrangements

The Company is the sole owner of life insurance policies pertaining to certain of the Company’s directors and executives.  The Company has entered into agreements with these directors and executives whereby the Company will pay to the directors’ and executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies.  Expense associated with this post-retirement benefit for the years ended December 31, 2016 and 2015 amounted to $26,000 and $143,000, respectively.  At December 31, 2016 and 2015, the accrued benefits related to the split-dollar arrangements amounted to $397,000 and $489,000, respectively.

In 2015, a former Company executive who had a split dollar life insurance agreement passed away.  Included in other non-interest income and other non-interest expense is $402,000 and $117,000, respectively, from settlement of the underlying life insurance policies and acceleration of benefits due under the split dollar life insurance agreement.

401(k) Plan

The Company has a 401(k) Plan whereby each employee reaching the age of 21 automatically becomes a participant in the plan.  Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. All employees who have worked for one year or 1,000 hours are eligible for an automatic employer contribution of 3% of employees’ compensation, which includes no vesting period. The Company also matches 50% of the first 2% of an eligible employee’s

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

contributions, allowing for a total employer contribution of 4% of employees’ compensation.  Matching contributions vest over a four year service period.  In addition, a profit sharing provision allows for an additional discretionary contribution by the Company upon approval of the Board of Directors.  For the years ended December 31, 2016 and 2015, expenses attributable to the plan amounted to $479,000 and $282,000, respectively.

14.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company maintains an Employee Stock Ownership Plan (“ESOP”), which is a tax-qualified retirement plan providing eligible employees the opportunity to own Bancorp stock. Bancorp granted a loan to the ESOP for the purchase of 469,498 shares of its common stock at $10.00 per share. The loan is payable annually over 25 years with interest at the prime rate to be reset each January 1. The interest rate in effect for the period July 1, 2016 through December 31, 2016 was 3.50%. The loan is secured by the shares which have not yet been allocated to participants. Loan payments are funded by cash contributions from the Bank. Such contributions are allocated to eligible participants based on their compensation, subject to federal tax limits. Shares are committed to be released on a monthly basis and allocated as of December 31 each year. The number of shares to be allocated annually is 18,780 through 2040. For the year ended December 31, 2016, the Company recognized compensation expense for the ESOP of $257,000. The fair value of the 450,718 unallocated ESOP shares at December 31, 2016 was $7,266,000.

15.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the accompanying consolidated financial statements.

Lease commitments

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2016, future minimum rent commitments are as follows:

Years Ending
December 31,	Amount
(In thousands)
2017	$675
2018	433
2019	222
2020	163
2021	152
Thereafter	26
$1,671

The leases contain options to extend for periods of two to three years.  The cost of such rentals is not included above.  Total rent expense for the years ended December 31, 2016 and 2015 amounted to $568,000 and $160,000, respectively.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Loan commitments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit.  These instruments involve, to varying degrees, elements of market, credit and interest rate risk which are not recognized in the consolidated financial statements.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

At December 31, 2016 and 2015, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2016	2015
	(In thousands)
Commitments to originate loans	$35,682	$10,173
Unused lines and letters of credit	37,045	34,434
Unadvanced funds on construction loans	2,699	5,568
Overdraft lines of credit	9,189	9,148

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The majority of these financial instruments are collateralized by real estate.

Employment Arrangement and Change in Control Agreements

The Company has entered into an employment arrangement with its President and Chief Executive Officer that provides for one year of salary continuation in the event his employment is terminated without cause or he resigns for good reason, subject to his providing a release of claims and complying with a non-solicitation and non-disclosure agreement.

The Company has also entered into change in control agreements with seven members of senior management and provide that if, within two years of a change of control of the Company or the Bank, the executive in involuntarily terminated other than for cause, disability or death, or voluntarily resigns for good reason, the executive will be entitled to a lump-sum payment equal to two times salary plus bonus, except for one executive where the payment is equal to one times salary plus bonus.

Other contingencies

We are not currently a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

16.	FAIR VALUE OF ASSETS AND LIABILITIES

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

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

Securities – All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.  The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market.  Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

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

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.  There were no liabilities measured at fair value on a recurring basis at December 31, 2015.

				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
December 31, 2016
Assets:
Securities available for sale:
Debt securities	$—	$68,099	$—	$68,099
Mutual fund	—	538	—	538
Loans held for sale	—	30,452	—	30,452
Derivative loan commitments	—	617	—	617
Forward loan sale commitments	—	65	—	65

Liabilities:
Forward loan sale commitments	—	47	—	47

December 31, 2015
Assets:
Securities available for sale:
Debt securities	$—	$61,722	$—	$61,722
Mutual fund	—	545	—	545
Derivative loan commitments	—	93	—	93
Forward loan sale commitments	—	14	—	14

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during 2016 or 2015.

Effective July 1, 2016, the Company elected the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, “Financial Instruments” for its residential mortgage loans being held for sale in the secondary market. ASC 825 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards. The Company elected the fair value option to better match changes in fair values of the loans with changes in the fair value of the forward loan sale commitments which are used to economically hedge them against changes in interest rates between the time an interest rate lock agreement is entered into with the borrower and the time the completed loan is sold. The aggregate fair value of the loans held for sale, the contractual balance of loans held for sale and the gain on loans held for sale totaled $30.5 million, $29.7 million and $768,000, respectively, at December 31, 2016.  The gains on loans held for sale is reported as a component of net gains on sale of mortgage loans in the accompanying statement of operations for the year ended December 31, 2016.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with U.S. generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets as of December 31, 2016 and 2015.  The gains and losses represent the amounts recorded during 2016 and 2015 on the assets held at year-end.  There are no liabilities measured at fair value on a non-recurring basis.

				Year Ended
	December 31, 2016			December 31, 2016
	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$518	$—
Mortgage servicing rights	—	8,486	—	(390)

	$—	$8,486	$518	$(390)

				Year Ended
	December 31, 2015			December 31, 2015
	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In thousands)
Loans held for sale	$—	$2,870	$—	$—
Collateral dependent
impaired loans	—	—	552	—
Foreclosed real estate	—	—	500	(100)
Mortgage servicing rights	—	2,567	—	(34)

	$—	$5,437	$1,052	$(134)

Gains or losses applicable to impaired loans are based on the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of charges in market conditions, less estimated selling costs, and are not recorded directly to current earnings but rather as a component in determining the allowance for loan losses.

The property in foreclosed real estate at December 31, 2015 was adjusted to fair value based on an appraisal that utilized prices in observed transactions involving similar assets or estimated sales price less costs to sell. This appraised value was adjusted by management to recognize the unobservable inputs for specific characteristics of this property.

The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes loan prepayment assumptions based on current market conditions and applies a discount rate based on indicated rates of return required by market participants. At December 31, 2016 and 2015, there were partial impairments in certain strata and, as a result, increases of $390,000 and $34,000 in the valuation allowance were recorded.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Summary of fair values of financial instruments

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

	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$3,675	$3,687	$—	$3,687	$—
Securities available for sale	68,637	68,637	—	68,637	—
Loans held for sale	30,452	30,452	—	30,452	—
Loans, net	332,991	331,132	—	—	331,132
Derivative assets	682	682	—	682	—

Financial liabilities:
Deposits	$351,179	$350,979	$—	$350,979	$—
FHLBB advances	38,667	38,531	—	38,531	—
Derivative liabilities	47	47	—	47	—

	December 31, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$4,675	$4,711	$—	$4,711	$—
Securities available for sale	62,267	62,267	—	62,267	—
Loans held for sale	2,870	2,931	—	2,931	—
Loans, net	285,151	283,542	—	—	283,542
Derivative assets	107	107	—	107	—

Financial liabilities:
Deposits	$309,195	$309,076	$—	$309,076	$—
FHLBB advances	34,914	34,971	—	34,971	—

17.	OTHER NON-INTEREST EXPENSES

Included in other non-interest expenses in 2016 and 2015 are certain items exceeding 1% of the Company’s total interest and non-interest income as follows:

	2016	2015
	(In thousands)
Software amortization and maintenance	$445	$358
Debit card expense	310	326
Directors fees (1)	251	267
Internet and data charges (1)	197	181
Supplemental retirement plans (1)	195	187

(1)	Expenses for these categories are below the 1% threshold but are presented herein for comparative purposes.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

18.	PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

Financial information as of December 31, 2016 and 2015 and for the years then ended pertaining to only Randolph Bancorp, Inc. and its predecessor Randolph Bancorp is as follows:

BALANCE SHEETS

	December 31,	December 31,
	2016	2015
Assets
Cash and due from banks	$8,496	$96
Investment in Randolph Savings Bank	70,299	32,363
ESOP loan	4,507	—

Total assets	$83,302	$32,459

Stockholders' Equity
Preferred stock	$—	$—
Common stock	59	—
Additional paid-in capital	56,373	—
Retained earnings	32,661	32,198
ESOP-Unearned compensation	(4,507)	—
Accumulated other comprehensive income (loss), net of tax	(1,284)	261
Total stockholders' equity	83,302	32,459

Total liabilities and stockholders' equity	$83,302	$32,459

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015
Total income	$82	$—
Charitable foundation contribution	2,275	—
Operating expenses	141	—
Loss before incomes taxes and equity in undistributed net income (loss) of Randolph Savings Bank	(2,334)	—
Applicable income taxes	—	—
Loss before equity in net income (loss) of Randolph Savings Bank	(2,334)	—

Equity in undistributed net income (loss) of Randolph Savings Bank	2,797	(754)
Net income (loss)	$463	$(754)

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$463	$(754)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed net (income) loss of Randolph Savings Bank	(2,797)	754
Charitable foundation contribution of Company stock	1,820	—
Net cash used in operating activities	(514)	—

Cash flows from investing activities:
Acquisition of First Eastern, net of cash acquired	(11,131)	—
Investment in Randolph Savings Bank	(29,991)	—
ESOP loan	(4,695)	—
Payment received on ESOP loan	188	—
Net cash used in investing activities	(45,629)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	56,868	—
Stock offering costs	(2,325)	—
Net cash provided by financing activities	54,543	—

Net change in cash and cash equivalents	8,400	—

Cash and cash equivalents at the beginning of year	96	96

Cash and cash equivalents at end of year	$8,496	$96

Non-cash item:
Contribution of net assets of First Eastern to Randolph Savings Bank	$12,407	$—

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2016	2015	2016	2015	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Interest and dividend income	$3,155	$2,971	$3,260	$3,072	$3,876	$3,265	$3,923	$3,174
Interest expense	375	316	388	328	455	344	388	368
Net interest and dividend income	2,780	2,655	2,872	2,744	3,421	2,921	3,535	2,806
Provision (credit) for loan losses	62	—	—	125	(160)	(153)	200	(109)
Gain on sales of mortgage loans	681	582	1,058	608	5,401	755	3,241	622
Other non-interest income	622	463	1,028	526	1,959	695	1,041	820
Total non-interest income	1,303	1,045	2,086	1,134	7,360	1,450	4,282	1,442
Merger and integration costs	117	—	33	—	514	517	316	94
Other non-interest expense	3,899	3,987	4,207	4,122	10,138	4,369	7,837	4,107
Total non-interest expense	4,016	3,987	4,240	4,122	10,652	4,886	8,153	4,201
Provision (benefit) for income taxes	3	(3)	—	(1)	—	(1)	10	(103)
Net income (loss)	$2	$(284)	$718	$(368)	$289	$(361)	$(546)	$259

Basic and diluted earnings (loss) per share	N/A	N/A	N/A	N/A	$0.05	N/A	$(0.10)	N/A
Weighted average common shares (basic and diluted)	N/A	N/A	N/A	N/A	5,403,923	N/A	5,413,313	N/A

During the fourth quarter of 2016, the Company resolved the amount of tax reimbursement owed to the seller of First Eastern. A payment of $175,000 was made in December 2016 resulting in a reduction of the bargain purchase gain (included in other non-interest income) recognized in connection with this acquisition.