Form 10-Q
period 2017-03-31
Randolph Bancorp, Inc.
filed 2017-05-10
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 or Rule 12b-2 of the Securities Exchange act of 1934.

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 10, 2017 there were 5,868,726 shares of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

(In thousands)

	March 31,	December 31,
	2017	2016
Assets
Cash and due from banks	$4,516	$4,370
Interest-bearing deposits	3,900	10,479
Total cash and cash equivalents	8,416	14,849

Certificates of deposit	3,185	3,675
Securities available for sale, at fair value	67,441	68,637
Loans held for sale, at fair value	19,923	30,452
Loans, net of allowance for loan losses of $3,437 in 2017 and $3,271 in 2016	352,962	332,991
Federal Home Loan Bank stock, at cost	2,201	2,478
Accrued interest receivable	1,144	1,163
Mortgage servicing rights, net	8,878	8,486
Premises and equipment, net	6,519	6,280
Bank-owned life insurance	7,922	7,884
Other assets	3,903	4,329

Total assets	$482,494	$481,224

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$64,414	$59,646
Interest bearing	297,683	291,533
Total deposits	362,097	351,179

Federal Home Loan Bank advances	30,487	38,667
Mortgagors' escrow accounts	1,704	1,572
Post-employment benefit obligations	2,751	2,886
Other liabilities	2,493	3,618
Total liabilities	399,532	397,922

Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, no par value; authorized: 1,000,000 shares; issued: none	—	—
Common stock, $.01 par value; authorized: 15,000,000 shares; issued and
outstanding: 5,868,726 shares at March 31, 2017 and December 31, 2016	59	59
Additional paid-in capital	56,398	56,373
Retained earnings	32,214	32,661
ESOP-Unearned compensation	(4,460)	(4,507)
Accumulated other comprehensive loss, net of tax	(1,249)	(1,284)
Total stockholders' equity	82,962	83,302

Total liabilities and stockholders' equity	$482,494	$481,224

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands except per share amount)

	Three Months Ended March 31,
	2017	2016
Interest and dividend income:
Loans	$3,416	$2,718
Securities-taxable	358	319
Securities-tax exempt	89	96
Interest-bearing deposits and certificates of deposit	21	22
Total interest and dividend income	3,884	3,155

Interest expense:
Deposits	336	314
Federal Home Loan Bank advances	64	61
Total interest expense	400	375

Net interest income	3,484	2,780
Provision for loan losses	235	62

Net interest income after provision for loan losses	3,249	2,718

Non-interest income:
Customer service fees	372	356
Net gain on sales of mortgage loans	2,038	681
Mortgage servicing fees, net	660	100
Gain on sales/calls of securities	—	62
Increase in cash surrender value of life insurance	38	56
Other	302	48
Total non-interest income	3,410	1,303

Non-interest expenses:
Salaries and employee benefits	4,676	2,202
Occupancy and equipment	656	394
Data processing	182	255
Professional fees	302	285
Marketing	148	69
Foreclosed real estate, net	—	4
FDIC insurance	43	83
Merger and integration costs	167	117
Other	955	607
Total non-interest expenses	7,129	4,016

Income (loss) before income taxes	(470)	5

Income tax expense (benefit)	(23)	3
Net income (loss)	$(447)	$2

Weighted average common shares outstanding (basic and diluted)	5,420,356	N/A
Earnings (loss) per common share (basic and diluted)	$(0.08)	N/A

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(447)	$2

Other comprehensive income:
Securities available for sale:
Unrealized holding gains	74	820
Reclassification adjustment for net gains realized in income	—	(62)
Net unrealized gains	74	758
Related tax effects	(26)	—
Net-of-tax amount	48	758

Supplemental retirement plan:
Reclassification adjustments:
Actuarial losses	9	(6)
Prior service (credits) costs recognized	(22)	9
	(13)	3
Related tax effects	—	—
Net-of-tax amount	(13)	3

Total other comprehensive income	35	761

Comprehensive income (loss)	$(412)	$763

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2017 and 2016

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Equity
	(Dollars in thousands)
Balance at December 31, 2015	—	$—	$—	$32,198	$—	$261	$32,459

Net income	—	—	—	2	—	—	2

Other comprehensive income	—	—	—	—	—	761	761

Balance at March 31, 2016	—	$—	$—	$32,200	$—	$1,022	$33,222

Balance at December 31, 2016	5,868,726	$59	$56,373	$32,661	$(4,507)	$(1,284)	$83,302

Net loss	—	—	—	(447)	—	—	(447)

Other comprehensive income	—	—	—	—	—	35	35

ESOP shares committed to be released	—	—	25	—	47	—	72

Balance at March 31, 2017	5,868,726	$59	$56,398	$32,214	$(4,460)	$(1,249)	$82,962

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(447)	$2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	235	62
Loans originated for sale	(89,440)	(26,832)
Principal balance of loans sold	99,969	25,166
Net amortization of securities	70	40
Net change in deferred loan costs and fees	(38)	34
Gain on sales/calls of securities	—	(62)
Depreciation and amortization	135	143
ESOP expense	72	—
Increase in cash surrender value of life insurance	(38)	(56)
Net increase in mortgage servicing rights	(392)	(86)
Other, net	(827)	535
Net cash provided by (used in) operating activities	9,299	(1,054)

Cash flows from investing activities:
Redemption of certificates of deposit	490	—
Securities available for sale:
Calls/maturities	135	3,365
Purchases	—	(2,000)
Principal payments on mortgage-backed securities	1,039	947
Loan originations, net of principal repayments	(9,779)	(6,803)
Loans purchased, net of principal repayments	(10,390)	(836)
Redemption of Federal Home Loan Bank stock	277	427
Proceeds from sale of building	—	1,231
Purchases of premises and equipment	(374)	(510)
Net cash used in investing activities	(18,602)	(4,179)

Cash flows from financing activities:
Net increase in deposits	10,918	11,590
Net increase (decrease) in short-term Federal Home Loan Bank borrowings	(8,016)	4,179
Proceeds from long-term Federal Home Loan Bank advances	—	3,906
Repayments of long-term Federal Home Loan Bank advances	(164)	(13,555)
Net increase in mortgagors' escrow accounts	132	5
Stock offering costs	—	(223)
Net cash provided by financing activities	2,870	5,902

Net change in cash and cash equivalents	(6,433)	669

Cash and cash equivalents at beginning of period	14,849	4,646

Cash and cash equivalents at end of period	$8,416	$5,315

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$404	$374
Income taxes paid	$3	$—

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2017 and 2016

1.	CONVERSION AND BASIS OF PRESENTATION

Conversion

Randolph Bancorp, a Massachusetts-chartered mutual holding company and the parent company of Randolph Savings Bank (the “Bank”), adopted a plan of conversion (the “Plan of Conversion”) in January 2016 which was subsequently approved by Randolph Bancorp’s Corporators in May 2016. Under the Plan of Conversion, Randolph Bancorp converted from a mutual to a stock holding company in a series of transactions in which Randolph Bancorp, Inc. (“Bancorp”), a recently formed subsidiary of Randolph Bancorp, became the surviving entity.

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

In connection with the Plan of Conversion, Bancorp established The Randolph Savings Charitable Foundation, Inc. (the “Foundation”). The Foundation was funded with 181,976 shares of Bancorp’s common stock and $455,000 in cash. Bancorp recognized expense of $2,274,700 in the third quarter of 2016 for this contribution.

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

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of Randolph Bancorp, Inc. and its wholly-owned subsidiary, Randolph Savings Bank (together, the “Company”). The Bank has subsidiaries involved in owning investment securities and foreclosed real estate properties and a subsidiary which provides loan closing services. All intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying interim financial statements do not include all information required under GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or any other interim period.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting requirements. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for non-emerging growth companies in fiscal years beginning after December 15, 2018, including interim periods therein. As an emerging growth company, this ASU is effective for the Company in its fiscal year beginning after December 15, 2019, including interim periods therein. Earlier adoption is permitted. The Company is currently assessing the impact of the adoption of this ASU on its consolidated balance sheet.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgements used in determining the allowance for loan losses, as well as the credit quality and underwriting standards of an organization’s loan portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This ASU is effective for non-emerging growth companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As an emerging growth company, this ASU is effective for the Company in its fiscal year beginning after December 15, 2020, including interim periods therein. Early adoption is permitted in fiscal years beginning after December 31, 2018. The Company is currently assessing its data and system needs and is evaluating the impact of the adoption of this ASU on the consolidated financial statements.

3.	ACQUISITION

On July 1, 2016, the Company acquired all of the outstanding common stock of First Eastern Bankshares Corporation (“First Eastern”) for cash of $14.1 million. The results of operations of First Eastern are included in the Company’s consolidated statements of operations beginning on July 1, 2016.

The following table presents selected unaudited pro forma financial information assuming the acquisition was completed on January 1, 2016. The pro forma amounts reflect adjustments related to reversal of non-recurring merger and integration costs and amortization and accretion of acquisition accounting fair value adjustments. No benefit for income taxes is included in the determination of the pro forma net loss due to the Company’s determination to establish a full valuation allowance for its deferred tax assets. The unaudited pro forma financial information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated cost savings nor any adjustments related to the stock offering completed on July 1, 2016.

The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and First Eastern had the acquisition transaction actually been completed at the beginning of the period presented, nor does it indicate future results for any interim or annual period. Pro forma basic and diluted earnings (loss) per share are not presented as such information is not being presented as part of our historical financial statements for the three months ended March 31, 2016 due to the completion of the stock offering subsequent thereto.

Unaudited pro forma financial information for the three months ended March 31, 2016 is as follows (in thousands):

Net interest income	$3,270
Non-interest income	3,230
Net loss	(183)

Direct acquisition and merger integration costs associated with the First Eastern business combination are being expensed as incurred and are presented separately in the accompanying statement of operations. Costs incurred during the three months ended March 31, 2016 consist principally of legal and consulting fees. Costs incurred during the three months ended March 31, 2017 consist principally of severance obligations and system conversion costs. Additional merger integration costs are expected to be incurred through the third quarter of 2017.

4.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss).  Although certain changes in assets and liabilities are reported as a separate component of stockholders’ equity, such items, along with net income (loss), are components of comprehensive income (loss).

The components of accumulated other comprehensive loss, included in total stockholders’ equity, are as follows:

	March 31,	December 31,
	2017	2016
	(In thousands)
Securities available for sale:
Net unrealized loss	$(624)	$(698)
Tax effect	(449)	(423)
Net-of-tax amount	(1,073)	(1,121)

Supplemental retirement plan
Unrecognized net actuarial loss	(670)	(679)
Unrecognized net prior service credit	551	573
	(119)	(106)
Tax effect	(57)	(57)
Net-of-tax amount	(176)	(163)

Accumulated other comprehensive loss	$(1,249)	$(1,284)

5.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2017

Debt securities:
U.S. Government-sponsored enterprises	$3,999	$85	$(9)	$4,075
Corporate	3,034	46	(10)	3,070
Municipal	13,708	281	(28)	13,961
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	20,564	155	(598)	20,121
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	14,619	49	(517)	14,151
U.S. Government-guaranteed	9,169	15	(112)	9,072
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	2,077	25	—	2,102
U.S. Government-guaranteed	349	4	—	353
Total debt securities	67,519	660	(1,274)	66,905

Mutual fund	545	—	(9)	536

Total securities available for sale	$68,064	$660	$(1,283)	$67,441

December 31, 2016

Debt securities:
U.S. Government-sponsored enterprises	$3,999	$92	$(10)	$4,081
Corporate	3,044	54	(18)	3,080
Municipal	13,857	254	(56)	14,055
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	21,130	172	(580)	20,722
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	14,676	56	(554)	14,178
U.S. Government-guaranteed	9,589	12	(144)	9,457
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	2,127	28	—	2,155
U.S. Government-guaranteed	368	3	—	371
Total debt securities	68,790	671	(1,362)	68,099

Mutual fund	545	—	(7)	538

Total securities available for sale	$69,335	$671	$(1,369)	$68,637

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2017 are presented below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$2,237	$2,259
After 1 year through 5 years	12,621	12,828
After 5 years through 10 years	5,883	6,019
	20,741	21,106

Mortgage-backed securities	46,778	45,799

	$67,519	$66,905

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
March 31, 2017	(In thousands)
Debt securities:
U.S. Government-sponsored enterprises	$(9)	$1,991
Corporate	(9)	522	(1)	477
Municipal	(22)	2,204	(6)	480
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(598)	15,900	—	—
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	(517)	8,775	—	—
U.S. Government-guaranteed	(112)	4,818	—	—
Total debt securities	(1,267)	34,210	(7)	957

Mutual Fund	(9)	536	—	—
	$(1,276)	$34,746	$(7)	$957
December 31, 2016
Debt securities:
U.S. Government-sponsored enterprises	$(10)	$1,990	$—	$—
Corporate	(14)	519	(4)	996
Municipal	(46)	3,310	(10)	477
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(580)	16,261	—	—
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	(554)	8,766	—	—
U.S. Government-guaranteed	(144)	5,927	—	—
Total debt securities	(1,348)	36,773	(14)	1,473

Mutual Fund	(7)	538	—	—
	$(1,355)	$37,311	$(14)	$1,473

At March 31, 2017, 34 debt securities have unrealized losses with aggregate depreciation of 3.59% from the Company’s amortized cost basis. The unrealized losses at March 31, 2017, which related primarily to securities issued by U.S. government-sponsored enterprises, were primarily caused by an increase in long-term rates in the fourth quarter of 2016. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments.

Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at March 31, 2017.

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio at the dates indicated is as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Mortgage loans on real estate:
Residential:
One-to-four family	$180,488	$179,025
Home equity loans and lines of credit	37,136	35,393
Commercial	91,828	88,394
Construction	26,538	23,629
	335,990	326,441

Commercial and industrial	12,001	2,067
Consumer	7,194	6,578

Total loans	355,185	335,086
Allowance for loan losses	(3,437)	(3,271)
Net deferred loan costs and fees, and purchase premiums	1,214	1,176

	$352,962	$332,991

In March 2017, the Company purchased $9.8 million in loan participations originated through a super-regional bank.  These loans are to local franchisees of a major international fast food retailer.

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017 and 2016:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2017

Allowance at December 31, 2016	$1,018	$436	$1,410	$225	$37	$145	$3,271
Provision (credit) for loan losses	(61)	(41)	109	(14)	157	85	235
Loans charged-off	—	—	—	—	—	(76)	(76)
Recoveries	4	—	—	—	1	2	7

Balance at March 31, 2017	$961	$395	$1,519	$211	$195	$156	$3,437

Three Months Ended March 31, 2016

Allowance at December 31, 2015	$1,076	$512	$1,402	$159	$37	$53	$3,239
Provision (credit) for loan losses	(23)	(81)	157	(38)	(1)	48	62
Loans charged-off	—	—	—	—	—	(26)	(26)
Recoveries	1	—	—	—	—	9	10

Balance at March 31, 2016	$1,054	$431	$1,559	$121	$36	$84	$3,285

Additional information pertaining to the allowance for loan losses at March 31, 2017 and December 31, 2016 is as follows:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
March 31, 2017	(In thousands)
Allowance for impaired loans	$184	$1	$9	$—	$—	$—	$194
Allowance for non-impaired loans	777	394	1,510	211	195	156	3,243

Total allowance for loan losses	$961	$395	$1,519	$211	$195	$156	$3,437

Impaired loans	$4,893	$276	$788	$—	$—	$—	$5,957
Non-impaired loans	175,595	36,860	91,040	26,538	12,001	7,194	349,228

Total loans	$180,488	$37,136	$91,828	$26,538	$12,001	$7,194	$355,185

December 31, 2016

Allowance for impaired loans	$190	$2	$8	$—	$—	$—	$200
Allowance for non-impaired loans	828	434	1,402	225	37	145	3,071

Total allowance for loan losses	$1,018	$436	$1,410	$225	$37	$145	$3,271

Impaired loans	$4,506	$276	$832	$—	$-	$—	$5,614
Non-impaired loans	174,519	35,117	87,562	23,629	2,067	6,578	329,472

Total loans	$179,025	$35,393	$88,394	$23,629	$2,067	$6,578	$335,086

The following is a summary of past due and non-accrual loans at March 31, 2017 and December 31, 2016:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual Loans
	(In thousands)
March 31, 2017
Residential one-to-four family	$1,509	$155	$—	$1,664	$2,137
Home equity loans and lines of credit	—	—	—	—	276
Commercial real estate	400	—	—	400	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	3	11	—	14	—

Total	$1,912	$166	$—	$2,078	$2,413

December 31, 2016
Residential one-to-four family	$1,168	$201	$—	$1,369	$1,945
Home equity loans and lines of credit	258	—	—	258	276
Commercial real estate	400	—	—	400	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	59	—	—	59	—

Total	$1,885	$201	$—	$2,086	$2,221

The following is a summary of impaired loans at March 31, 2017 and December 31, 2016:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
March 31, 2017
Impaired loans without a valuation allowance:
Residential one-to-four family	$2,325	$2,281	$—
Home equity loans and lines of credit	247	247	—
Commercial real estate	267	267	—
Total	2,839	2,795	—

Impaired loans with a valuation allowance:
Residential one-to-four family	2,632	2,612	184
Home equity loans and lines of credit	30	29	1
Commercial real estate	521	521	9
Total	3,183	3,162	194

Total impaired loans	$6,022	$5,957	$194

December 31, 2016
Impaired loans without a valuation allowance:
Residential one-to-four family	$1,922	$1,877	$—
Home equity loans and lines of credit	246	246	—
Commercial real estate	270	270	—
Total	2,438	2,393	—

Impaired loans with a valuation allowance:
Residential one-to-four family	2,648	2,629	190
Home equity loans and lines of credit	31	30	2
Commercial real estate	562	562	8
Total	3,241	3,221	200

Total impaired loans	$5,679	$5,614	$200

Additional information pertaining to impaired loans follows:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Three Months Ended March 31, 2017
Residential one-to-four family	$4,870	$41	$16
Home equity loans and lines of credit	276	—	—
Commercial real estate	807	9	—

Total	$5,953	$50	$16

Three Months Ended March 31, 2016
Residential one-to-four family	$4,946	$41	$13
Home equity loans and lines of credit	277	—	—
Commercial real estate	1,441	16	—
Commercial and industrial	16	—	—

Total	$6,680	$57	$13

No additional funds are committed to be advanced in connection with impaired loans.

Troubled Debt Restructurings

The Company periodically grants concessions to borrowers experiencing financial difficulties. The Company’s troubled debt restructurings consist primarily of interest rate concessions for periods of three months to 30 years for residential real estate loans, and for periods up to one year for commercial real estate loans.

At March 31, 2017, the Company had 18 residential real estate loans and three commercial real estate loans aggregating $4,479,000 and $589,000, respectively, which were subject to troubled debt restructuring agreements.

At March 31, 2016, the Company had 19 residential real estate loans and five commercial real estate loans aggregating $4,870,000 and $1,052,000, respectively, which were subject to troubled debt restructuring agreements.

As of March 31, 2017 and 2016, $5,067,000 and $5,644,000, respectively, in troubled debt restructurings were performing in accordance with the terms of the modified loan agreements.  Included in such amounts are $1,756,000 and $1,740,000, respectively, that are being accounted for as non-accrual loans.

For the three months ended March 31, 2017 and 2016 the Company did not enter into any loan modifications meeting the criteria of a troubled debt restructuring.

Management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each of the troubled debt restructurings.  Any reserve required is recorded as part of the allowance for loan losses. During the three months ended March 31, 2017 and 2016, there were no material changes to the allowance for loan losses as a result of loan modifications made which were considered a troubled debt restructuring.

During the three months ended March 31, 2017 and 2016, there were no troubled debt restructurings that defaulted (over 30 days past due) within twelve months of the restructure date.

Credit Quality Information

The Company utilizes an eight-grade internal loan rating system for commercial real estate, construction and commercial loans, as follows:

Loans rated 1 – 3B are considered “pass” rated loans with low to average risk.

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

The following table presents the Company’s loans by risk rating at the dates indicated:

	March 31, 2017			December 31, 2016
	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial
	(In thousands)
Loans rated 1 - 3B	$91,622	$26,188	$12,001	$88,186	$23,286	$2,067
Loans rated 4	—	350	—	—	343	—
Loans rated 5	206	—	—	208	—	—

	$91,828	$26,538	$12,001	$88,394	$23,629	$2,067

Residential mortgages, home equity loans and lines of credit, and consumer loans are monitored for credit quality based primarily on their payment status. When one of these of loans becomes more than 90 days delinquent, it is assigned an internal loan rating.  At March 31, 2017, $884,000 in residential mortgages were rated as substandard and $1,294,000 in residential mortgages and $398,000 in home equity loans were rated as special mention. At December 31, 2016, $890,000 in residential mortgages were rated as substandard and $1,471,000 in residential mortgages and $400,000 in home equity loans were rated as special mention.

7.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of residential mortgage loans serviced for others was $1,074,511,000 and $1,046,551,000 at March 31, 2017 and December 31, 2016, respectively.

The following table summarizes the activity relating to mortgage servicing rights for the three months ended March 31, 2017 and 2016 (in thousands):

	March 31, 2017	March 31, 2016
Mortgage servicing rights:
Balance at beginning of year	$8,910	$2,601
Additions through originations	451	206
Amortization	(339)	(120)
Balance at end of period	$9,022	$2,687
Valuation allowance:
Balance at beginning of year	$424	$34
Provision (credit)	(280)	—
Balance at end of period	$144	$34
Amortized cost, net	$8,878	$2,653
Fair value	$8,907	$2,898

During the three months ended March 31, 2017, the Company recorded a partial reversal of the valuation allowance for its mortgage servicing rights of $280,000 due to an increase in fair value caused by lower expected loan prepayments.

8.	INCOME TAXES

During the three months ended March 31, 2017 and 2016, the Company recorded a federal tax benefit of $26,000 and $0, respectively, and state tax expense of $3,000 and $2,000, respectively. The federal tax benefit for the 2017 period resulted from, and was limited to, an offsetting tax provision attributable to other comprehensive income, specifically, appreciation in the fair value of available-for-sale securities.

Since 2014, the Company has maintained a valuation allowance for all of its deferred tax assets based on a determination that it was more likely than not that such assets would not be realized. This determination was based on the Company’s net operating loss (“NOL”) carryforward position, its current period operating results exclusive of non-recurring items and its expectations for the upcoming year. In performing subsequent assessments, management has concluded that no significant changes in the key factors affecting the realizability of the deferred tax asset has occurred and that a valuation allowance for all deferred tax assets should be maintained.

9.	ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Loan Commitments

Mortgage loan commitments qualify as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that these loans will subsequently be sold in the secondary market.

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases.  Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of derivative loan commitments was $43,620,000 and $32,904,000 at March 31, 2017 and December 31, 2016, respectively.  The fair value of such commitments was an asset of $812,000 and $617,000 as of March 31, 2017 and December 31, 2016, respectively, and is included in other assets in the consolidated balance sheets.

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

The Company expects that these forward loan sale commitments will experience inverse changes in fair value to the change in fair value of derivative loan commitments.  The notional amount of forward loan sale commitments was $48,575,000 and $29,481,000 at March 31, 2017 and December 31, 2016, respectively. The fair value of certain of these commitments was an asset of $32,000 and $65,000 at March 31, 2017 and December 31, 2016, respectively, and is included in other assets in the consolidated balance sheets while the fair value of other such commitments was a liability of $104,000 and $47,000 at March 31, 2017 and December 31, 2016, respectively, and is included in other liabilities in the consolidated balance sheets.

10.	EMPLOYEE STOCK OWNERSHIP PLAN

In connection with our mutual-to-stock conversion and stock offering, the Company established an employee stock ownership plan (“ESOP) which acquired 469,498 shares of the Company’s common stock equaling 8% of the shares issued, including shares issued to the Foundation. The ESOP is a tax-qualified retirement plan providing employees the opportunity to own Company stock. Company contributions to the ESOP are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares to be allocated annually is 18,780 through 2040.

Shares are committed to be released on a monthly basis and allocated as of December 31 each year. During the three month period ended March 31, 2017, 4,695 shares were committed to be released resulting in compensation expense, based on the fair value of the Company’s stock, of $72,000. The fair value of the 446,023 unallocated and uncommitted shares at March 31, 2017 was $6,913,400.

11.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents net income (loss) divided by the weighted average of common shares outstanding during the period. Unallocated ESOP shares are not considered to be outstanding for purposes of computing earnings per share. There were no potentially dilutive common stock equivalents outstanding at March 31, 2017.

The cost of shares issued to the ESOP, but not yet allocated or committed to be released to participants, is shown as a reduction of stockholders’ equity. During the quarter ended March 31, 2017 there were 5,868,726 shares outstanding while the average of unallocated and uncommitted ESOP shares totaled 448,371 resulting in a total of 5,420,356 shares being used to compute basic and diluted earnings per share. As shares were not outstanding during the first quarter of 2016 earnings per share is not presented for this period.

12.	FAIR VALUE OF ASSETS AND LIABILITIES

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

Effective July 1, 2016, the Company elected the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, “Financial Instruments” for its residential mortgage loans being held for sale in the secondary market. ASC 825 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards. The Company elected the fair value option to better match changes in fair values of the loans with changes in the fair value of the forward loan sale commitments which are used to economically hedge them against changes in interest rates between the time an interest rate lock agreement is entered into with the borrower and the time the completed loan is sold. The aggregate fair value of the loans held for sale, the contractual balance of loans held for sale and the gain on loans held for sale totaled $19.9 million, $19.5 million and $427,000, respectively, at March 31, 2017. The gain on loans held for sale is reported as a component of net gains on sale of mortgage loans in the accompanying statement of operations for the three months ended March 31, 2017.

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

Securities – All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.  The securities measured at fair value in Level 1 (none at March 31, 2017 and December 31, 2016) are based on quoted market prices in an active exchange market.  Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

Federal Home Loan Bank of Boston (“FHLBB”) stock – It is not practical to determine the fair value of FHLBB stock due to restrictions on its transferability.

Loans held for sale – Fair values are based on commitments in effect from investors or prevailing market prices and include the servicing value of the loans.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.   .

				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
March 31, 2017
Assets:
Securities available for sale:
Debt securities	$—	$66,905	$—	$66,905
Mutual fund	—	536	—	536
Loans held for sale	—	19,923	—	19,923
Derivative loan commitments	—	812	—	812
Forward loan sale commitments	—	32	—	32

Liabilities:
Forward loan sale commitments	—	104	—	104

December 31, 2016
Assets:
Securities available for sale:
Debt securities	$—	$68,099	$—	$68,099
Mutual fund	—	538	—	538
Loans held for sale	—	30,452	—	30,452
Derivative loan commitments	—	617	—	617
Forward loan sale commitments	—	65	—	65

Liabilities:
Forward loan sale commitments	—	47	—	47

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	Level 1	Level 2	Level 3
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$1,585
Mortgage servicing rights	—	8,878	—

	$—	$8,878	$1,585

	December 31, 2016
	Level 1	Level 2	Level 3
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$518
Mortgage servicing rights	—	8,486	—

	$—	$8,486	$518

The Company recorded a partial reversal of the valuation allowance for its mortgage servicing rights of $280,000 during the three months ended March 31, 2017, due to an increase in fair value caused by lower expected loan prepayments. There were no changes in the valuation allowance during the three months ended March 31, 2016.

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016.

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

	March 31, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$3,185	$3,200	$—	$3,200	$—
Securities available for sale	67,441	67,441	—	67,441	—
Loans held for sale	19,923	19,923	—	19,923	—
Loans, net	352,962	353,462	—	—	353,462
Derivative assets	844	844	—	844	—

Financial liabilities:
Deposits	$362,097	$361,798	$—	$361,798	$—
FHLBB advances	30,487	30,371	—	30,371	—
Derivative liabilities	104	104	—	104	—

	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$3,675	$3,687	$—	$3,687	$—
Securities available for sale	68,637	68,637	—	68,637	—
Loans held for sale	30,452	30,452	—	30,452	—
Loans, net	332,991	331,132	—	—	331,132
Derivative assets	682	682	—	682	—

Financial liabilities:
Deposits	$351,179	$350,979	$—	$350,979	$—
FHLBB advances	38,667	38,531	—	38,531	—
Derivative liabilities	47	47	—	47	—

13.	COMMITMENTS AND CONTINGENCIES

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

The following financial instruments were outstanding, at the dates indicated, whose contract amounts represent credit risk:

	March 31, 2017	December 31, 2016
	(In thousands)
Commitments to originate loans	$28,500	$35,682
Unused lines and letters of credit	36,790	37,045
Unadvanced funds on construction loans	1,581	2,699
Overdraft lines of credit	9,119	9,189

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help investors understand the financial performance of Randolph Bancorp, Inc. and its subsidiary through a discussion of the factors affecting its financial condition at March 31, 2017 and December 31, 2016, and their results of operations for the three month periods ended March 31, 2017 and 2016. This section should be read in conjunction with the consolidated financial statements of Randolph Bancorp, Inc. and notes thereto that appear elsewhere in this Quarterly Report. For the purpose of this Quarterly Report, the terms the “Company” “we,” “our,” and “us” refer to Randolph Bancorp, Inc. and its consolidated subsidiaries unless the context indicates another meaning.

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

Completion of Stock Offering and Acquisition of First Eastern Bankshares Corporation

On July 1, 2016, the Company completed its mutual-to-stock conversion and stock offering receiving net proceeds of $49.8 million. Immediately thereafter, we consummated the acquisition of First Eastern Bankshares Corporation and its wholly-owned subsidiary First Federal Savings Bank of Boston (together, “First Eastern”) at a cost of $14.1 million.

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

See Notes 1 and 3 to the accompanying consolidated financial statements for additional information related to these transactions.

Critical Accounting Policies

Certain of our accounting policies are important to the presentation of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our significant accounting policies are discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission.

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

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Total Assets. Total assets increased $1.3 million to $482.5 million at March 31, 2017 from $481.2 million at December 31, 2016. While portfolio loans increased $20.0 million, or 5.6%, during the first quarter of 2017, mortgage loans held for sale decreased $10.5 million, or 34.5%, during the same period. Deposits increased $10.9 million during the first quarter of 2017, or 3.1%, to $362.1 million from $351. 2 million at December 31, 2016, while FHLBB advances were reduced by $8.2 million during this same period.

Loans Held for Sale. We are actively involved in the secondary mortgage market and designate a significant majority of our residential first mortgage loan production for sale. At March 31, 2017, loans held for sale, which consist of closed residential first mortgage loans which we have committed to sell to investors, totaled $19.9 million compared to $30.5 million at December 31, 2016. This decrease is due to lower origination volume attributable to the increase in mortgage rates that began in November 2016 ending the period of historically low mortgage rates that had prevailed throughout 2016 prior to that time. In addition, the winter season is a traditionally slower period for loan originations in the New England region of the U.S., particularly for purchase transactions.

Net Loans. Net loans increased $20.0 million to $353.0 million at March 31, 2017 from $333.0 million at December 31, 2016. This increase occurred in both real estate secured lending ($9.5 million) and non-real estate secured lending ($10.5 million). The Company experienced growth in all categories of real estate loans lead by commercial real estate loans which increased $3.4 million and construction loans which increased $2.9 million consistent with the Company’s stated emphasis on commercial lending. During the first quarter of 2017, commercial and industrial (business) loans increased $9.9 million to $12.0 million at March 31, 2017 compared to $2.1 million at December 31, 2016. This growth is entirely due to participation in loans originated by a super-regional bank to local franchisees of a major international fast food retailer.

Investment Securities. Investment securities, all of which are classified as available for sale, decreased $1.2 million to $67.4 million at March 31, 2017 from $68.6 million at December 31, 2016. At March 31, 2017, investment securities represented 14.0% of total assets compared to 14.3% at December 31, 2016. This decrease is a consequence of our strategic intent to invest a higher proportion of interest-earning assets in loans.

Mortgage Servicing Rights. Mortgage servicing rights (“MSRs”) increased $392,000 to $8.9 million at March 31, 2017 from $8.5 million at December 31, 2016. This increase is due to net growth of $28 million in serviced loans and the partial reversal in the valuation allowance for MSRs of $280,000. This reduction in the valuation allowance as of March 31, 2017 is due to the increase in the fair value of MSRs which resulted from slower loan prepayment assumptions. The Company services nearly $1.1 billion in residential mortgage loans at March 31, 2017.

Deposits. Deposits increased $10.9 million to $362.1 million at March 31, 2017 from $351.2 million at December 31, 2016. This growth was concentrated in non-maturity deposit accounts which increased $10.4 million during the first quarter of 2017, including an increase of $4.8 million in non-interest bearing accounts. Term certificate accounts increased $515,000 during the first quarter of 2017. The growth in non-maturity deposits was concentrated in business checking and business money market accounts which increased $11.4 million. Growth in consumer savings accounts of $4.0 million was fully offset by decreases in money market accounts and interest-bearing checking accounts.

FHLBB Advances. FHLBB advances were reduced by $8.2 million to $30.5 million at March 31, 2017 from $38.7 million at December 31, 2016. The Company reduced its overnight advances by $8.0 million during the first quarter of 2017 using, at various times, the funds provided by deposit growth and the sale of loans. No new term or amortizing advances were taken down in the first quarter of 2017.

Stockholders’ Equity. Stockholders’ equity was $83.0 million at March 31, 2017 compared to $83.3 million at December 31, 2016. The decrease of $340,000 during the first quarter of 2017 is due to the net loss from operations of $447,000, partially offset by appreciation in the fair value of available-for-sale securities and equity adjustments offsetting the expense of the employee stock ownership plan formed in connection with Company’s conversion from a mutual to a stock holding company in July 2016. The Company’s tier one capital to average assets ratio was 17.1% at March 31, 2017 compared to 16.9% at December 31, 2016.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

General. The Company’s operating results for the three months ended March 31, 2017 include First Eastern, which was acquired on July 1, 2016, while operating results for the three months ended March 31, 2016 do not include First Eastern. Separate operating results for First Eastern for the three months ended March 31, 2017 are not available due to a conversion of systems that occurred in the fourth quarter of 2016.

The Company incurred a net loss of $447,000 for the three months ended March 31, 2017 compared to net income of $2,000 for the three months ended March 31, 2016. Operating results for both periods were affected by merger and integration costs related to the acquisition of First Eastern, which amounted to $167,000 and $117,000 for the three months ended March 31, 2017 and 2016, respectively. This non-core expense item and its financial impact is presented in the table on p. 27 under the caption “Non-GAAP Measures”.

Analysis of Net Interest Income

Net interest income represents the difference between income we earn on our interest-earning assets and the expense we pay on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned on such assets and paid on such liabilities.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of acquisition accounting adjustments (2017 only) as well as deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended March 31,
	2017			2016
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$359,625	$3,416	3.80%	$290,354	$2,718	3.74%
Investment securities(2) (3)	70,135	493	2.81%	60,886	463	3.04%
Interest-earning deposits	8,278	21	1.01%	7,564	22	1.16%
Total interest-earning assets	438,038	3,930	3.59%	358,804	3,203	3.57%
Noninterest-earning assets	30,776			24,761
Total assets	$468,814			$383,565
Interest-bearing liabilities:
Savings accounts	103,697	39	0.15%	94,793	35	0.15%
NOW accounts	46,830	49	0.42%	50,773	37	0.29%
Money market accounts	52,145	48	0.37%	42,210	35	0.33%
Term certificates	88,185	200	0.91%	87,154	207	0.95%
Total interest-bearing deposits	290,857	336	0.46%	274,930	314	0.46%
FHLBB advances	26,423	64	0.97%	33,093	61	0.74%
Total interest-bearing liabilities	317,280	400	0.50%	308,023	375	0.49%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	60,954			36,488
Other noninterest-bearing liabilities	7,718			5,605
Total liabilities	385,952			350,116
Total stockholders' equity	82,862			33,449
Total liabilities and stockholders' equity	$468,814			$383,565
Net interest income		$3,530			$2,828
Interest rate spread(4)			3.09%			3.08%
Net interest-earning assets(5)	$120,758			$50,781
Net interest margin(6)			3.22%			3.15%

Ratio of interest-earning assets to interest- bearing liabilities	138.06%			116.49%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available-for-sale, FHLBB stock and investment in the Depositors Insurance Fund.
(3)	Includes tax equivalent adjustments for municipal securities, based on a 34% effective tax rate, of $46,000 and $49,000 for the three months ended March 31, 2017 and 2016.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2017
	Compared to
	Three Months Ended March 31, 2016
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$657	$41	$698
Investment securities	67	(37)	30
Interest-earning deposits	2	(3)	(1)
Total interest-earning assets	726	1	727
Interest-bearing liabilities:
Savings accounts	3	1	4
NOW accounts	(3)	15	12
Money market accounts	9	4	13
Term certificates	2	(9)	(7)
Total interest-bearing deposits	11	11	22
FHLBB advances	(14)	17	3
Total interest-bearing liabilities	(3)	28	25

Change in net interest income	$729	$(27)	$702

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $727,000, or 22.7%, to $3.9 million for the three months ended March 31, 2017 compared to $3.2 million for the three months ended March 31, 2016. This increase was due to the utilization of the $49.8 million in net proceeds of our July 2016 stock offering, including the acquisition of First Eastern, which together contributed to an increase in average interest-earning assets of $79.2 million between periods. The net margin increased in the first quarter of 2017 to 3.22% from 3.15% in the first quarter of 2016, due primarily to the increase in the ratio of interest-earning assets to interest-bearing liabilities to 138.06% during the 2017 period compared to 116.49% during the 2016 period. This improvement was caused by the receipt and investment of the net proceeds of the stock offering and an increase of $24.5 million in the average balance of non-interest bearing deposits.

Interest Expense. Interest expense increased $25,000, or 6.7%, to $400,000 for the three months ended March 31, 2017 compared to $375,000 for the three months ended March 31, 2016.  This increase reflects growth in both average deposit balances partially offset by a decrease in FHLBB advances.  The overall cost of funds increased one basis point to 0.50% in the first quarter of 2017.

Net Interest Income. Net interest income increased $702,000, or 24.8%, to $3.5 million for the three months ended March 31, 2017 compared to $2.8 million for the three months ended March 31, 2016. This improvement was a direct result of the aforementioned stock offering, which was used to fund loan growth, and the increase in non-interest-bearing deposits. Changes in asset yields and the cost of funds had an insignificant impact on the change in net interest income between periods.

Provision for Loan Losses. Based on the application of our loan loss methodology, we recorded provisions of $235,000 and $62,000 to our allowance for loan losses for the three months ended March 31, 2017 and 2016, respectively. Classified and non-accrual loans were stable during the first quarter of 2017 while regional and local economic data, including housing prices, continued their positive trend. The provision for the first quarter of 2017 was in the general component of the allowance for loan losses and reflected growth in the commercial component of both the real estate and non-real estate secured loan portfolios.  The provision for the first quarter of 2016 was also in the general component of the allowance for loan losses and reflected growth in the commercial real estate portfolio.

Net Gain on Sale of Mortgage Loans. The net gain on sale of mortgage loans increased $1.4 million to $2.0 million for the three months ended March 31, 2017 compared to $681,000 in the three months ended March 31, 2016. This increase is entirely attributable to the acquisition of First Eastern. While such gains nearly tripled from the year ago period, this growth rate was smaller than had been experienced in the previous quarterly periods since the acquisition when growth was nearly twice that rate. Since the acquisition of First Eastern in July 2016, quarterly loan sales have amounted to $187.2 million in the period ended September 30, 2016, $157.5 million in the period ended December 31, 2016 and $100.0 million for period ended March 31, 2017. This trend is indicative of the seasonal nature of the residential mortgage market in the New England region of the U.S., where the second and third quarters of the year generally include more home sales activity. Exacerbating this post-acquisition trend was the strong market for refinancing activity that existed throughout most of 2016 but which declined significantly in 2017 following the marked increase in mortgage interest rates beginning in November 2016. While refinanced loans represented 45% of loan originations in 2016, such activity represented only 31% of loan originations during the first quarter of 2017.

Other Non-interest Income. Non-interest income, excluding the net gain on the sale of mortgage loans, increased $750,000 to $1.4 million for the three months ended March 31, 2017 compared to $622,000 during the same quarter of the prior year. The principal source of this increase was net mortgage servicing fees which increased $560,000 to $660,000 in the three months ended March 31, 2017 from $100,000 in the three months ended March 31, 2016. This increase was due to the more than tripling of serviced loans as a result of the First Eastern acquisition and a $280,000 partial reversal of the valuation allowance for MSRs. The fair value of MSRs increased during the first quarter of 2017, primarily resulting from slower loan prepayment speeds. Also contributing to the increase in non-interest income was $101,000 in fees generated by a subsidiary acquired in the acquisition of First Eastern which provides loan closing services, and an $84,000 revision to the estimated gain on the sale of serviced loans in December 2016. Such revision was due to lower than expected loan prepayments and tax service fees.

Non-interest Expenses. Non-interest expenses increased $3.1 million and amounted to $7.1 million for the three months ended March 31, 2017 compared to $4.0 million for the same period in 2016. This increase is due in large part to the acquisition of First Eastern. All expense categories experienced increases as a result of this transaction, the most significant of which was salaries and employee benefits, which increased $2.5 million, or 112.4%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The Company doubled the number of employees as a result of this acquisition. Also contributing to this increase was a $570,000 increase in commission expense associated with the growth in loan originations resulting from this acquisition.

Data processing expenses decreased $73,000, or 28.6%, in the first quarter of 2017 compared to the same quarter in the prior year. In March 2016, the Company entered into a new contract with its third party core data processor which led directly to this decrease. Federal Deposit Insurance Corporation insurance premiums decreased $40,000 in the first quarter of 2017 compared to the same quarter of the prior year due principally to the impact of the capital raised in the July 2016 stock offering.

The Company incurred merger and integration costs directly attributable to the First Eastern acquisition of $167,000 and $117,000 during the three months ended March 31, 2017 and 2016, respectively. Costs incurred in the 2016 period were for legal and other consulting fees incurred in finalizing the terms of the acquisition and integration planning. Costs incurred in the 2017 period were primarily for employee severance and system conversion costs. We expect to incur additional costs through the third quarter of 2017 as we continue to fully integrate the operations of First Eastern.

Income Tax Expense (Benefit). During the three months ended March 31, 2017 and 2016, the Company recorded a federal tax benefit of $26,000 and $0, respectively, and state tax expense of $3,000 and $2,000, respectively. The federal tax benefit for the 2017 period resulted from, and was limited to, an offsetting tax provision attributable to other comprehensive income, specifically, appreciation in the fair value of available-for-sale securities.

Since 2014, the Company has maintained a valuation allowance for all of its deferred tax assets based on a determination that it was more likely than not that such assets would not be realized. This determination was based on the Company’s NOL carryforward position, its current period operating results exclusive of non-recurring items and its expectations for the upcoming year. In performing subsequent assessments, management has concluded that no significant changes in the key factors affecting the realizability of the deferred tax asset has occurred and that a valuation allowance for all deferred tax assets should be maintained.

Non-GAAP Measures

Management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business which is derived from the combination of net interest income and non-interest income reduced by the provision for loan losses and non-interest expenses and the impact of income taxes, if any, all as adjusted for any non-core items. The Company’s financial reporting is determined in accordance with GAAP, which sometimes includes items that management believes are unrelated to its core banking business and are not expected to have a material financial impact on operating results in future periods, such as merger and integration costs, life insurance settlements and other items. Management computes the Company’s non-GAAP operating earnings, non-interest income as a percentage of total income and the efficiency ratio on an operating basis, which excludes these items, in order to measure the performance of the Company’s core banking business.

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

The following table summarizes the impact of non-core items recorded for the reporting periods indicated below and reconciles them in accordance with GAAP:

	For the Three Months Ended March 31,
	2017	2016

Net income (loss) - GAAP basis	$(447)	$2
Non-interest expense adjustments:
Merger and integration costs	167	117
Net income (loss) - Non-GAAP basis	$(280)	$119

Asset Quality

Nonperforming Assets. The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated. The Company did not have any accruing loans past due 90 days or more at the dates presented.

	March 31, 2017	December 31, 2016
Nonaccrual loans:	(In thousands)
Real estate loans:
One- to four-family residential	$2,137	$1,945
Commercial	—	—
Home equity loans and lines of credit	276	276
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total nonaccrual loans	2,413	2,221
Foreclosed real estate:
One- to four-family residential	—	—
Commercial	—	—
Total other real estate owned	—	—
Total nonperforming assets	2,413	2,221
Performing troubled debt restructurings	3,311	3,433
Total nonperforming assets and performing troubled debt restructurings	$5,724	$5,654

Total nonperforming loans to total loans(1)	0.68%	0.66%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.19%	1.17%

(1)	Total loans exclude loans held for sale but include net deferred loan costs and fees.

Interest income that would have been recorded for the three months ended March 31, 2017 had nonaccruing loans been current according to their original terms amounted to $50,000. Income related to nonaccrual loans included in interest income for the three months ended March 31, 2017 amounted to $16,000.

Classified Loans.  The following table shows the aggregate amounts of our regulatory classified loans at the dates indicated.

	March 31, 2017	December 31, 2016
	(In thousands)
Classified assets:
Substandard	$1,090	$1,098
Doubtful	—	—
Loss	—	—
Total classified assets	$1,090	$1,098

Special mention	$2,042	$2,214

None of the special mention loans at March 31, 2017 and December 31, 2016 were on nonaccrual.

Other than as disclosed in the above tables, there are no other loans where management has information indicating that there is serious doubt about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated. Past due loans which are classified as non-accrual loans are included in this table based on their delinquency status.

	March 31, 2017			December 31, 2016
	30-59 Days	60-89 Days	90 Days or	30-59 Days	60-89 Days	90 Days or
(In thousands)	Past Due	Past Due	More Past Due	Past Due	Past Due	More Past Due
Real estate loans:
One- to four-family residential	$1,509	$155	$398	$1,168	$201	—
Commercial	400	—	—	400	—	—
Home equity loans and lines of credit	—	—	247	258	30	247
Construction	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Consumer loans	3	11	—	59	—	—
Total	$1,912	$166	$645	$1,885	$231	$247

Allowance for Loan Losses. The following table sets the breakdown for loan losses by loan category at the dates indicated.

	March 31, 2017			December 31, 2016
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$961	27.96%	50.82%	$1,018	31.11%	53.43%
Commercial	1,519	44.20%	25.85%	1,410	43.11%	26.38%
Home equity loans and lines of credit	395	11.49%	10.46%	436	13.33%	10.56%
Construction	211	6.14%	7.47%	225	6.88%	7.05%
Commercial and industrial loans	195	5.67%	3.38%	37	1.13%	0.62%
Consumer loans	156	4.54%	2.03%	145	4.44%	1.96%
Total	$3,437	100.00%	100.00%	$3,271	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the three month periods indicated.

	March 31,
	2017	2016
	(In thousands)
Allowance at beginning of period	$3,271	$3,239
Provision for loan losses	235	62
Charge offs:
Real estate loans:
One- to four-family residential	—	—
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	(76)	(26)
Total charge-offs	(76)	(26)

Recoveries:
Real estate loans:
One- to four-family residential	4	1
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	1	—
Consumer loans	2	9
Total recoveries	7	10
Net charge-offs	(69)	(16)
Allowance at end of period	$3,437	$3,285
Total loans outstanding(1)	$355,185	$294,724
Average loans outstanding	$359,625	$290,354
Allowance for loan losses as a percent of total loans outstanding(1)	0.97%	1.11%
Net loans charged off as a percent of average loans outstanding (2)	0.08%	0.03%
Allowance for loan losses to nonperforming loans	142.44%	159.16%

(1)	Total loans exclude loans held for sale and net deferred loan costs and fees.
(2)	Annualized.

Liquidity and Capital Resources

At March 31, 2017, we had $30.5 million of FHLBB advances outstanding. At that date, we had the ability to borrow up to an additional $69.9 million from the FHLBB and $3.5 million under a line of credit with a correspondent bank.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2017, cash and cash equivalents totaled $8.4 million.

Financing activities consist primarily of activity in deposit accounts and borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. We experienced a net increase in deposits of $10.9 million for the three months ended March 31, 2017.

At March 31, 2017, we had $28.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $36.8 million in unused lines of credit to borrowers and letters of credit and $1.6 million in undisbursed construction loans. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2017 totaled $53.5 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed.

We are subject to various regulatory capital requirements, including a risk-based capital measure. At March 31, 2017, our Tier 1 capital to average assets ratio was 17.13%. We exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to disclose quantitative and qualitative information about market risk as it qualifies as a smaller reporting company.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any material pending litigation.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission under the heading “Risk Factors.” The Company’s evaluation of its risk factors has not changed materially since those discussed in the Annual Report on Form 10-K.

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
101

The following materials from Randolph Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Changes in  Stockholders’ Equity for the three months ended March 31, 2017 and 2016, Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Randolph Bancorp, Inc.

Date: May 10, 2017	By:	/s/ James P. McDonough
James P. McDonough
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Michael K. Devlin
Michael K. Devlin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K):

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
101

The following materials from Randolph Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three ended March 31, 2017 and 2016, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017 and 2016, Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (v) Notes to Unaudited Consolidated Financial Statements.