Form 10-Q
period 2017-06-30
Randolph Bancorp, Inc.
filed 2017-08-08
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 8, 2017, there were 5,868,544 shares of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

(In thousands)

	June 30,	December 31,
	2017	2016
Assets
Cash and due from banks	$4,073	$4,370
Interest-bearing deposits	4,770	10,479
Total cash and cash equivalents	8,843	14,849

Certificates of deposit	3,185	3,675
Securities available for sale, at fair value	67,144	68,637
Loans held for sale, at fair value	32,036	30,452
Loans, net of allowance for loan losses of $3,557 in 2017 and $3,271 in 2016	364,993	332,991
Federal Home Loan Bank stock, at cost	2,588	2,478
Accrued interest receivable	1,240	1,163
Mortgage servicing rights	8,992	8,486
Premises and equipment, net	7,051	6,280
Bank-owned life insurance	7,961	7,884
Other assets	3,906	4,329

Total assets	$507,939	$481,224

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$69,834	$59,646
Interest bearing	298,754	291,533
Total deposits	368,588	351,179

Federal Home Loan Bank advances	48,464	38,667
Mortgagors' escrow accounts	1,690	1,572
Post-employment benefit obligations	2,754	2,886
Other liabilities	3,104	3,618
Total liabilities	424,600	397,922

Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, no par value; authorized: 1,000,000 shares; issued: none	—	—
Common stock, $.01 par value; authorized: 15,000,000 shares;
5,868,544 shares issued and outstanding at June 30, 2017
and 5,868,726 shares issued and outstanding at December 31, 2016	59	59
Additional paid-in capital	56,421	56,373
Retained earnings	32,064	32,661
ESOP-Unearned compensation	(4,413)	(4,507)
Accumulated other comprehensive loss, net of tax	(792)	(1,284)
Total stockholders' equity	83,339	83,302

Total liabilities and stockholders' equity	$507,939	$481,224

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest and dividend income:
Loans	$3,697	$2,830	$7,113	$5,548
Securities-taxable	368	307	726	625
Securities-tax exempt	88	91	177	187
Interest-bearing deposits and certificates of deposit	22	32	43	55
Total interest and dividend income	4,175	3,260	8,059	6,415

Interest expense:
Deposits	381	331	717	645
Federal Home Loan Bank advances	104	57	168	118
Total interest expense	485	388	885	763

Net interest income	3,690	2,872	7,174	5,652
Provision for loan losses	100	—	335	62

Net interest income after provision for loan losses	3,590	2,872	6,839	5,590

Non-interest income:
Customer service fees	378	396	750	753
Net gain on sales of mortgage loans	2,520	1,058	4,558	1,739
Mortgage servicing fees, net	290	69	950	169
Gain on sales/calls of securities	—	—	—	62
Increase in cash surrender value of life insurance	38	48	76	104
Gain on life insurance settlement	—	486	—	486
Other	208	29	510	75
Total non-interest income	3,434	2,086	6,844	3,388

Non-interest expenses:
Salaries and employee benefits	4,715	2,381	9,391	4,583
Occupancy and equipment	619	363	1,275	757
Data processing	179	131	361	386
Professional fees	369	305	671	591
Marketing	199	103	347	172
Foreclosed real estate, net	—	154	—	157
FDIC insurance	43	56	86	139
Merger and integration costs	357	33	524	150
Other	947	714	1,902	1,320
Total non-interest expenses	7,428	4,240	14,557	8,255

Income (loss) before income taxes	(404)	718	(874)	723

Income tax expense (benefit)	(254)	—	(277)	3
Net income (loss)	$(150)	$718	$(597)	$720

Weighted average common shares outstanding (basic and diluted)	5,425,033	N/A	5,422,694	N/A
Earnings (loss) per common share (basic and diluted)	$(0.03)	N/A	$(0.11)	N/A

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(150)	$718	$(597)	$720

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains	725	229	799	1,049
Reclassification adjustment for net gains realized in income	—	—	—	(62)
Net unrealized gains	725	229	799	987
Related tax effects	(254)	—	(280)	—
Net-of-tax amount	471	229	519	987

Supplemental retirement plan:
Reclassification adjustments:
Actuarial losses	9	9	18	18
Prior service credits recognized	(23)	(7)	(45)	(13)
	(14)	2	(27)	5
Related tax effects	—	—	—	—
Net-of-tax amount	(14)	2	(27)	5

Total other comprehensive income	457	231	492	992

Comprehensive income (loss)	$307	$949	$(105)	$1,712

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2017 and 2016

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Equity
	(Dollars in thousands)
Balance at December 31, 2015	—	$—	$—	$32,198	$—	$261	$32,459

Net income	—	—	—	720	—	—	720

Other comprehensive income	—	—	—	—	—	992	992

Balance at June 30, 2016	—	$—	$—	$32,918	$—	$1,253	$34,171

Balance at December 31, 2016	5,868,726	$59	$56,373	$32,661	$(4,507)	$(1,284)	$83,302

Net loss	—	—	—	(597)	—	—	(597)

Other comprehensive income	—	—	—	—	—	492	492

Repurchase of common stock	(182)	—	(3)	—	—	—	(3)

ESOP shares committed to be released	—	—	51	—	94	—	145

Balance at June 30, 2017	5,868,544	$59	$56,421	$32,064	$(4,413)	$(792)	$83,339

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(597)	$720
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	335	62
Loans originated for sale	(201,423)	(60,888)
Principal balance of loans sold	199,839	58,936
Net amortization of securities	140	113
Net change in deferred loan costs and fees	(165)	59
Gain on sales/calls of securities	—	(62)
Depreciation and amortization	269	238
Impairment write-downs on foreclosed real estate	—	150
Gain on life insurance settlements, net	—	(486)
ESOP expense	145	—
Increase in cash surrender value of life insurance	(76)	(104)
Net increase in mortgage servicing rights	(506)	(319)
Other, net	(608)	(61)
Net cash used in operating activities	(2,647)	(1,642)

Cash flows from investing activities:
Redemptions of certificates of deposit	490	—
Securities available for sale:
Calls/maturities	625	7,033
Purchases	—	(2,000)
Principal payments on mortgage-backed securities	1,527	2,917
Loan originations, net of principal repayments	(10,104)	(9,711)
Loans purchased	(22,068)	(859)
Redemption (purchases) of Federal Home Loan Bank stock	(110)	785
Proceeds from sale of building	—	1,231
Purchases of premises and equipment	(1,040)	(502)
Net cash used in investing activities	(30,680)	(1,106)

Cash flows from financing activities:
Net increase in deposits	17,409	14,947
Net increase (decrease) in short-term Federal Home Loan Bank borrowings	14,590	(7,401)
Proceeds from long-term Federal Home Loan Bank advances	—	12,264
Repayments of long-term Federal Home Loan Bank advances	(4,793)	(15,709)
Net increase (decrease) in mortgagors' escrow accounts	118	(135)
Stock subsciptions received	—	67,442
Deferred stock offering costs	—	(452)
Repurchase of common stock	(3)	—
Net cash provided by financing activities	27,321	70,956

Net change in cash and cash equivalents	(6,006)	68,208

Cash and cash equivalents at beginning of period	14,849	4,646
Cash and cash equivalents at end of period	$8,843	$72,854

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$888	$763
Income taxes paid	$3	$7

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2017 and 2016

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying interim financial statements do not include all information required under GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The operating results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or any other interim period.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on

Form 10-K for the year ended December 31, 2016, as filed with the SEC.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This Update provides a revenue recognition framework for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. This ASU, as amended by ASU 2015-14, is effective for emerging growth companies in fiscal years beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The timing of the Company’s revenue recognition is not expected to materially change. The Company's revenue relates principally to financial instruments, which are explicitly excluded from the scope of the new guidance. The Company will continue to evaluate any impact as additional guidance is issued and as our internal assessment progresses.

In February 2016, FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting requirements. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for emerging growth companies in fiscal years beginning after December 15, 2019, including interim periods therein. Earlier adoption is permitted. The Company is currently assessing the impact of the adoption of this ASU on its consolidated balance sheet.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgements used in determining the allowance for loan losses, as well as the credit quality and underwriting standards of an organization’s loan portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This ASU is effective for emerging growth companies in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted in fiscal years beginning after December 31, 2018. The Company is currently assessing its data and system needs and is evaluating the impact of the adoption of this ASU on the consolidated financial statements.

In April 2017, the FASB issued ASU 2017-08 Receivables – Non-refundable Fees and Other Costs, which shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. Currently, generally accepted accounting principles (“GAAP”) excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. This ASU requires that premiums on certain callable debt securities be amortized to the shortest call date. Securities within the scope of this paragraph are those that have explicit, noncontingent call features that are callable at fixed prices and on preset dates. This ASU is effective for emerging growth companies for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The impact of adopting this ASU is dependent on the materiality of callable debt securities at the time of adoption.

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

The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and First Eastern had the acquisition transaction actually been completed at the beginning of the period presented, nor does it indicate future results for any interim or annual period. Pro forma basic and diluted earnings (loss) per share are not presented as such information is not being presented as part of our historical financial statements for the three and six months ended June 30, 2016 due to the completion of the stock offering subsequent thereto.

Unaudited pro forma financial information for the three and six months ended June 30, 2016 is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Net Interest Income	$3,398	$6,668
Non-interest Income	5,484	8,714
Net Income	1,246	1,063

Direct acquisition and merger integration costs associated with the First Eastern business combination are being expensed as incurred and are presented separately in the accompanying statements of operations. Costs incurred during the six months ended June 30, 2016 consist principally of legal and consulting fees. Costs incurred during the six months ended June 30, 2017 consist principally of severance obligations, system conversion costs and consulting fees. Additional merger integration costs are expected to be incurred through the third quarter of 2017.

4.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss).  Although certain changes in assets and liabilities are reported as a separate component of stockholders’ equity, such items, along with net income (loss), are components of comprehensive income (loss).

The components of accumulated other comprehensive loss, included in total stockholders’ equity, are as follows:

	June 30,	December 31,
	2017	2016
	(In thousands)
Securities available for sale:
Net unrealized gain (loss)	$100	$(698)
Tax effect	(703)	(423)
Net-of-tax amount	(603)	(1,121)

Supplemental retirement plan
Unrecognized net actuarial loss	(661)	(679)
Unrecognized net prior service credit	529	573
	(132)	(106)
Tax effect	(57)	(57)
Net-of-tax amount	(189)	(163)

Accumulated other comprehensive loss	$(792)	$(1,284)

5.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2017

Debt securities:
U.S. Government-sponsored enterprises	$3,999	$85	$(4)	$4,080
Corporate	3,024	45	(6)	3,063
Municipal	13,694	342	(3)	14,033
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	20,005	180	(344)	19,841
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	14,564	85	(300)	14,349
U.S. Government-guaranteed	8,882	53	(71)	8,864
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	2,001	42	—	2,043
U.S. Government-guaranteed	330	4	—	334
Total debt securities	66,499	836	(728)	66,607

Mutual fund	545	—	(8)	537

Total securities available for sale	$67,044	$836	$(736)	$67,144

December 31, 2016

Debt securities:
U.S. Government-sponsored enterprises	$3,999	$92	$(10)	$4,081
Corporate	3,044	54	(18)	3,080
Municipal	13,857	254	(56)	14,055
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	21,130	172	(580)	20,722
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	14,676	56	(554)	14,178
U.S. Government-guaranteed	9,589	12	(144)	9,457
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	2,127	28	—	2,155
U.S. Government-guaranteed	368	3	—	371
Total debt securities	68,790	671	(1,362)	68,099

Mutual fund	545	—	(7)	538

Total securities available for sale	$69,335	$671	$(1,369)	$68,637

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2017 are presented below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$3,309	$3,333
After 1 year through 5 years	12,180	12,450
After 5 years through 10 years	5,228	5,393
	20,717	21,176

Mortgage-backed securities	45,782	45,431

	$66,499	$66,607

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
June 30, 2017	(In thousands)
Debt securities:
U.S. Government-sponsored enterprises	$(4)	$1,996	$—	$—
Corporate	(4)	1,034	(2)	474
Municipal	(1)	454	(2)	483
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(344)	14,129	—	—
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	(300)	8,964	—	—
U.S. Government-guaranteed	(71)	4,100	—	—
Total debt securities	(724)	30,677	(4)	957

Mutual Fund	(8)	537	—	—
	$(732)	$31,214	$(4)	$957

December 31, 2016
Debt securities:
U.S. Government-sponsored enterprises	$(10)	$1,990	$—	$—
Corporate	(14)	519	(4)	996
Municipal	(46)	3,310	(10)	477
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(580)	16,261	—	—
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	(554)	8,766	—	—
U.S. Government-guaranteed	(144)	5,927	—	—
Total debt securities	(1,348)	36,773	(14)	1,473

Mutual Fund	(7)	538	—	—
	$(1,355)	$37,311	$(14)	$1,473

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At June 30, 2017, 28 debt securities had unrealized losses with aggregate depreciation of less than 2.3% from the Company’s amortized cost basis.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments.  Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment.  Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at June 30, 2017. When possible, management actively monitors the credit rating of the underlying issuer of the debt security. As of June 30, 2017 management did not identify any securities for which the credit rating had deteriorated since purchase.

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of loan portfolio is as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Mortgage loans on real estate:
Residential:
One-to-four family	$182,323	$179,025
Home equity loans and lines of credit	38,681	35,393
Commercial	93,007	88,394
Construction	24,805	23,629
	338,816	326,441

Commercial and industrial	17,181	2,067
Consumer	11,212	6,578

Total loans	367,209	335,086
Allowance for loan losses	(3,557)	(3,271)
Net deferred loan costs and fees, and purchase premiums	1,341	1,176

	$364,993	$332,991

During the six months ended June 30, 2017, the Company purchased $15.4 million in loan participations originated through a super-regional bank. These loans are to local franchisees of a major international fast food retailer and are classified with commercial and industrial loans in the accompanying table. The Company also purchased $5.0 million of refinanced student loans from an on-line lender specializing in the origination and refinancing of such loans.

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2017 and 2016:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2017

Allowance at March 31, 2017	$821	$395	$1,519	$351	$195	$156	$3,437
Provision (credit) for loan losses	(9)	(57)	17	38	47	64	100
Loans charged-off	—	—	—	—	—	(32)	(32)
Recoveries	8	—	—	—	34	10	52

Balance at June 30, 2017	$820	$338	$1,536	$389	$276	$198	$3,557

Three Months Ended June 30, 2016

Allowance at March 31, 2016	$1,054	$431	$1,559	$121	$36	$84	$3,285
Provision (credit) for loan losses	(9)	13	(39)	14	—	21	—
Loans charged-off	—	—	—	—	—	(34)	(34)
Recoveries	1	—	—	—	—	7	8

Balance at June 30, 2016	$1,046	$444	$1,520	$135	$36	$78	$3,259

Six Months Ended June 30, 2017

Allowance at December 31, 2016	$1,018	$436	$1,410	$225	$37	$145	$3,271
Provision (credit) for loan losses	(210)	(98)	126	164	204	149	335
Loans charged-off	—	—	—	—	—	(109)	(109)
Recoveries	12	—	—	—	35	13	60

Balance at June 30, 2017	$820	$338	$1,536	$389	$276	$198	$3,557

Six Months Ended June 30, 2016

Allowance at December 31, 2015	$1,076	$512	$1,402	$159	$37	$53	$3,239
Provision (credit) for loan losses	(32)	(68)	118	(24)	(1)	69	62
Loans charged-off	—	—	—	—	—	(60)	(60)
Recoveries	2	—	—	—	—	16	18

Balance at June 30, 2016	$1,046	$444	$1,520	$135	$36	$78	$3,259

Additional information pertaining to the allowance for loan losses at June 30, 2017 and December 31, 2016 is as follows:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
June 30, 2017	(In thousands)
Allowance for impaired loans	$177	$1	$14	$—	$—	$—	$192
Allowance for non-impaired loans	643	337	1,522	389	276	198	3,365

Total allowance for loan losses	$820	$338	$1,536	$389	$276	$198	$3,557

Impaired loans	$5,145	$276	$757	$—	$—	$—	$6,178
Non-impaired loans	177,178	38,405	92,250	24,805	17,181	11,212	361,031

Total loans	$182,323	$38,681	$93,007	$24,805	$17,181	$11,212	$367,209

December 31, 2016

Allowance for impaired loans	$190	$2	$8	$—	$—	$—	$200
Allowance for non-impaired loans	828	434	1,402	225	37	145	3,071

Total allowance for loan losses	$1,018	$436	$1,410	$225	$37	$145	$3,271

Impaired loans	$4,506	$276	$832	$—	$—	$—	$5,614
Non-impaired loans	174,519	35,117	87,562	23,629	2,067	6,578	329,472

Total loans	$179,025	$35,393	$88,394	$23,629	$2,067	$6,578	$335,086

The following is a summary of past due and non-accrual loans at June 30, 2017 and December 31, 2016:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual Loans
	(In thousands)
June 30, 2017
Residential one-to-four family	$501	$142	$—	$643	$1,960
Home equity loans and lines of credit	204	—	—	204	276
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$705	$142	$—	$847	$2,236

December 31, 2016
Residential one-to-four family	$1,168	$201	$—	$1,369	$1,945
Home equity loans and lines of credit	258	—	—	258	276
Commercial real estate	400	—	—	400	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	59	—	—	59	—

Total	$1,885	$201	$-	$2,086	$2,221

At June 30, 2017 and December 31, 2016, there were no loans past due 90 days or more and still accruing interest.

The following is a summary of impaired loans at June 30, 2017 and December 31, 2016:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
June 30, 2017
Impaired loans without a valuation allowance:
Residential one-to-four family	$2,588	$2,543
Home equity loans and lines of credit	247	247
Commercial real estate	251	252
Total	3,086	3,042

Impaired loans with a valuation allowance:
Residential one-to-four family	2,621	2,602	$177
Home equity loans and lines of credit	30	29	1
Commercial real estate	505	505	14
Total	3,156	3,136	192

Total impaired loans	$6,242	$6,178	$192

December 31, 2016
Impaired loans without a valuation allowance:
Residential one-to-four family	$1,922	$1,877
Home equity loans and lines of credit	246	246
Commercial real estate	270	270
Total	2,438	2,393

Impaired loans with a valuation allowance:
Residential one-to-four family	2,648	2,629	$190
Home equity loans and lines of credit	31	30	2
Commercial real estate	562	562	8
Total	3,241	3,221	200

Total impaired loans	$5,679	$5,614	$200

Additional information pertaining to impaired loans follows:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Six Months Ended June 30, 2017

Residential one-to-four family	$4,782	$99	$46
Home equity loans and lines of credit	276	1	1
Commercial real estate	788	18	—

Total	$5,846	$118	$47

Six Months Ended June 30, 2016
Residential one-to-four family	$4,942	$89	$29
Home equity loans and lines of credit	241	1	1
Commercial real estate	1,304	33	—
Commercial and industrial	12	—	—

Total	$6,499	$123	$30

Three Months Ended June 30, 2017

Residential one-to-four family	$4,964	$55	$27
Home equity loans and lines of credit	276	—	—
Commercial real estate	770	9	—

Total	$6,010	$64	$27

Three Months Ended June 30, 2016
Residential one-to-four family	$4,783	$48	$16
Home equity loans and lines of credit	288	1	1
Commercial real estate	1,236	17	—

Total	$6,307	$66	$17

No additional funds are committed to be advanced in connection with impaired loans.

Troubled Debt Restructurings

The Company periodically grants concessions to borrowers experiencing financial difficulties.

At June 30, 2017, the Company had 19 residential real estate loans and 3 commercial real estate loans aggregating $4,449,000 and $553,000, respectively, which were subject to troubled debt restructuring agreements.

At June 30, 2016, the Company had 18 residential real estate loans and 5 commercial real estate loans aggregating $4,548,000 and $1,010,000, respectively, which were subject to troubled debt restructuring agreements.

As of June 30, 2017 and 2016, $4,006,000 and $3,859,000, respectively, in troubled debt restructurings were performing in accordance with the terms of the modified loan agreements.  Included in such amounts are $997,000 and $1,729,000, respectively, that are being accounted for as non-accrual loans.

For the six months ended June 30, 2017 and 2016 the Company did not enter into any loan modifications meeting the criteria of a troubled debt restructuring.

Management performs a discounted cash flow calculation to determine the amount of valuation reserve required on each of the troubled debt restructurings.  Any reserve required is recorded as part of the allowance for loan losses. During the three and six months ended June 30, 2017 and 2016, there were no material changes to the allowance for loan losses as a result of loan modifications made which were considered a troubled debt restructuring.

During the three and six months ended June 30, 2017 and 2016, there were no troubled debt restructurings that defaulted (over 30 days past due) within twelve months of the restructure date.

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

The following table presents the Company’s loans by risk rating at the dates indicated:

	June 30, 2017			December 31, 2016
	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial
	(In thousands)
Loans rated 1 - 3A (Pass rated)	$92,803	$24,805	$17,181	$88,186	$23,286	$2,067
Loans rated 4	—	—	—	—	343	—
Loans rated 5	204	—	—	208	—	—

	$93,007	$24,805	$17,181	$88,394	$23,629	$2,067

Residential mortgages, home equity loans and lines of credit, and consumer loans are monitored for credit quality based primarily on their payment status. When one these loans becomes more than 90 days delinquent it is assigned an internal loan rating.  At June 30, 2017, $339,000 in residential mortgages and $29,000 in home equity loans were rated as substandard and $2,098,000 in residential mortgages and $370,000 in home equity loans were rated as special mention. At December 31, 2016, $890,000 in residential mortgages were rated as substandard and $1,471,000 in residential mortgages and $400,000 in home equity loans were rated as special mention.

7.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of residential mortgage loans serviced for others were $1,097,334,000 and $1,046,551,000 at June 30, 2017 and December 31, 2016, respectively.

The following table summarizes the activity relating to mortgage servicing rights for the six months ended June 30, 2017 and 2016 (in thousands):

	June 30, 2017	June 30, 2016
Mortgage servicing rights:
Balance at beginning of year	$8,910	$2,601
Additions through originations	946	439
Amortization	(671)	(213)
Balance at end of period	$9,185	$2,827
Valuation allowance:
Balance at beginning of year	$424	$34
Provision (credit)	(231)	25
Balance at end of period	$193	$59
Amortized cost, net	$8,992	$2,768
Fair value	$9,014	$2,898

During the six months ended June 30, 2017, the Company recorded a partial reversal of the valuation allowance for its mortgage servicing rights of $231,000 due to an increase in fair value caused by lower expected loan prepayments.

8.	INCOME TAXES

During the six months ended June 30, 2017 and 2016, the Company recorded a deferred income tax benefit of $280,000 and $0, respectively, and current state tax expense of $3,000 in each period. The deferred income tax benefit for the 2017 period resulted from, and was limited to, an offsetting tax provision attributable to other comprehensive income, specifically, appreciation in the fair value of available-for-sale securities.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases.  Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of derivative loan commitments was $42,901,000 and $32,904,000 at June 30, 2017 and December 31, 2016, respectively.  The fair value of such commitments was an asset of $538,000 and $617,000 as of June 30, 2017 and December 31, 2016, respectively, and is included in other assets in the consolidated balance sheets.

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

The Company expects that these forward loan sale commitments will experience inverse changes in fair value to the change in fair value of derivative loan commitments. The notional amount of mandatory delivery forward loan sale commitments was $21,445,000 and $18,197,000 at June 30, 2017 and December 31, 2016, respectively. The fair value of certain of these commitments was an asset of $69,000 and $65,000 at June 30, 2017 and December 31, 2016, respectively, and is included in other assets in the consolidated balance sheets while the fair value of other such commitments was a liability of $18,000 and $47,000 at June 30, 2017 and December 31, 2016, respectively, and is included in other liabilities in the consolidated balance sheets.

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

Shares are committed to be released on a monthly basis and allocated as of December 31 each year. During the three and six month periods ended June 30, 2017, 4,695 shares and 9,390 shares, respectively, were committed to be released, resulting in compensation expense, based on the fair value of the Company’s stock, of $73,000 and $145,000, respectively. The fair value of the 441,328 unallocated shares at June 30, 2017 was $7,017,100.

11.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents net income (loss) divided by the weighted average of common shares outstanding during the period. Unallocated ESOP shares are not considered to be outstanding for purposes of computing earnings (loss) per share. There were no potentially dilutive common stock equivalents outstanding at June 30, 2017.

The cost of shares issued to the ESOP, but not yet allocated or committed to be released to participants, is shown as a reduction of stockholders’ equity. During the three and six months ended June 30, 2017, the weighted average number of outstanding shares totaled 5,868,709 and 5,868,717, respectively. The average of unallocated and uncommitted ESOP shares for the three and six months periods ended June 30, 2017 totaled 443,676 and 446,023, respectively, resulting in a total of 5,425,033 and 5,422,694 shares, respectively, being used to compute basic and diluted earnings (loss) per share. As shares were not outstanding during the first six months of 2016 earnings per share is not presented for this period.

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

Effective July 1, 2016, the Company elected the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, “Financial Instruments” for its residential mortgage loans being held for sale in the secondary market. ASC 825 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards. The

Company elected the fair value option to better match changes in fair values of the loans with changes in the fair value of the forward loan sale commitments which are used to economically hedge them against changes in interest rates between the time an interest rate lock agreement is entered into with the borrower and the time the completed loan is sold. The aggregate fair value of the loans held for sale, the contractual balance of loans held for sale and the gain on loans held for sale totaled $32.0 million, $31.3 million and $703,000, respectively, at June 30, 2017. The gain on loans held for sale is reported as a component of net gain on sales of mortgage loans in the accompanying statement of operations for the three and six months ended June 30, 2017.

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

Securities – All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.  The securities measured at fair value in Level 1 (none at June 30, 2017 and December 31, 2016) are based on quoted market prices in an active exchange market.  Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

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
	(In thousands)
June 30, 2017
Assets:
Securities available for sale:
Debt securities	$—	$66,607	$—	$66,607
Mutual fund	—	537	—	537
Loans held for sale	—	32,036	—	32,036
Derivative loan commitments	—	538	—	538
Forward loan sale commitments	—	69	—	69

Liabilities:
Forward loan sale commitments	—	18	—	18

December 31, 2016
Assets:
Securities available for sale:
Debt securities	$—	$68,099	$—	$68,099
Mutual fund	—	538	—	538
Loans held for sale	—	30,452	—	30,452
Derivative loan commitments	—	617	—	617
Forward loan sale commitments	—	65	—	65

Liabilities:
Forward loan sale commitments	—	47	—	47

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	Level 1	Level 2	Level 3
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$1,274
Mortgage servicing rights	—	8,992	—

	$—	$8,992	$1,274

	December 31, 2016
	Level 1	Level 2	Level 3
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$518
Mortgage servicing rights	—	8,486	—

	$—	$8,486	$518

The fair value of properties associated with collateral dependent impaired loans are based on recent appraisals for which no discounts were applied.

The Company recorded a partial reversal of the valuation allowance for its mortgage servicing rights of $231,000 during the six months ended June 30, 2017, due to an increase in fair value caused by lower expected loan prepayments.

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016.

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

	June 30, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$3,185	$3,195	$—	$3,195	$—
Securities available for sale	67,144	67,144	—	67,144	—
Loans held for sale	32,036	32,036	—	32,036	—
Loans, net	364,993	362,000	—	—	362,000
Derivative assets	607	607	—	607	—

Financial liabilities:
Deposits	$368,588	$368,285	$—	$368,285	$—
FHLBB advances	48,464	48,370	—	48,370	—
Derivative liabilities	18	18	—	18	—

	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$3,675	$3,687	$—	$3,687	$—
Securities available for sale	68,637	68,637	—	68,637	—
Loans held for sale	30,452	30,452	—	30,452	—
Loans, net	332,991	331,132	—	—	331,132
Derivative assets	682	682	—	682	—

Financial liabilities:
Deposits	$351,179	350,979	$—	$350,979	$—
FHLBB advances	38,667	38,531	—	38,531	—
Derivative liabilities	47	47	—	47	—

13.	COMMITMENTS AND CONTINGENCIES

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

The following financial instruments were outstanding, at the dates indicated, whose contract amounts represent credit risk:

	June 30, 2017	December 31, 2016
	(In thousands)
Commitments to originate loans	$52,333	$35,682
Unused lines and letters of credit	37,963	37,045
Unadvanced funds on construction loans	10,867	9,321
Overdraft lines of credit	9,140	9,189
Commitment under master loan participation agreement	4,554	—

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

At June 30, 2017, we had $52.3 million in loan commitments outstanding, including $42.9 million related to loans to be sold in the secondary mortgage market and for which the Company had $30.8 million in forward loan sale commitments from investors.

Lease commitments

During the six months ended June 30, 2017, the Company entered into a non-cancelable lease related to its lending center in Andover, MA. This lease has an initial lease term of five years, with an option to extend for an additional period of five years.

In addition, the Company entered into a non-cancelable lease with a five-year initial lease term and two five-year renewal options for a new branch office in Braintree, MA. This branch is not expected to open until the first quarter of 2018, at which time customers of our North Randolph, MA branch are expected to be transferred to this new branch location.

The aggregate future minimum rent commitment associated with these leases was $2.5 million as of June 30, 2017.

Other contingencies

We are not currently a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

14.	SUBSEQUENT EVENT

On July 31, 2017, the Company sold the servicing rights to a portfolio of $379 million of residential mortgage loans to a third party. All required approvals necessary to complete this transaction have been received. Under the terms of the purchase and sale agreement, the Company received 70% of the selling price, which amounted to $2.4 million, on the sale date. The final selling price will be adjusted for loan prepayments through November 30, 2017. The Company expects the ultimate net gain or loss on this sale to be insignificant. The actual transfer of servicing is scheduled to occur in September 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help investors understand the financial performance of Randolph Bancorp, Inc. and its subsidiary through a discussion of the factors affecting its financial condition at June 30, 2017 and December 31, 2016, and its results of operations for the three and six month periods ended June 30, 2017 and 2016. This section should be read in conjunction with the consolidated financial statements of Randolph Bancorp, Inc. and notes thereto that appear elsewhere in this Quarterly Report. For the purpose of this Quarterly Report, the terms the “Company” “we,” “our,” and “us” refer to Randolph Bancorp, Inc. and its subsidiary unless the context indicates another meaning.

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

First Eastern’s primary business was the origination and sale of residential mortgage loans in the secondary market and offering a variety of insured deposit accounts and using such deposits as well as borrowings to originate portfolio loans, primarily residential mortgage and construction loans, to its customers. As a result of the acquisition, our footprint expanded to include a branch office in downtown Boston, five loan production offices and a lending center in Massachusetts and one loan production office in New Hampshire.

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

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Total Assets. Total assets increased $26.7 million to $507.9 million at June 30, 2017 from $481.2 million at December 31, 2016.  Growth was concentrated in our loan portfolio, which increased by $32.0 million. The overall asset growth was funded primarily by an increase in deposits of $17.4 million and FHLBB advances of $9.8 million.

Loans Held for Sale. We are actively involved in the secondary mortgage market and designate a significant majority of our residential first mortgage loan production for sale. At June 30, 2017, loans held for sale, which consist of closed residential first mortgage loans which we have committed to sell to investors, totaled $32.0 million compared to $30.5 million at December 31, 2016. This increase of $1.5 million is indicative of the greater volume of origination activity which occurs in the Spring selling season for homes.

Net Loans. Net loans increased $32.0 million to $365.0 million at June 30, 2017 from $333.0 million at December 31, 2016. This net growth occurred primarily as a result of an increase of $19.7 million in commercial and industrial and consumer loans. During the first half of 2017, the Company purchased $15.4 million in loan participations originated through a super-regional bank. These commercial and industrial loans are with local franchisees of a major international fast food retailer. In addition, the Company purchased $6.7 million in consumer loans during this period including $5.0 million of refinanced student loans from an on-line lender specializing in the origination and refinancing of such loans. The remaining net growth of $12.4 million is due to organic growth across all categories of real estate loans lead by commercial real estate loans which increased by $4.6 million to $93.0 million at June 30, 2017. The growth in commercial real estate lending reflects continuing strong local market conditions aided by the favorable interest rate environment that prevailed throughout the period.

Investment Securities. Investment securities, all of which are classified as available for sale, decreased $1.5 million to $67.1 million at June 30, 2017 from $68.6 million at December 31, 2016. At June 30, 2017, investment securities represented 13.2% of total assets compared to 14.3% at December 31, 2016. This decrease is a consequence of our strategic shift to investing a higher proportion of interest-earning assets in loans.

Mortgage Servicing Rights. Mortgage servicing rights (“MSRs”) increased $506,000 to $9.0 million at June 30, 2017 from $8.5 million at December 31, 2016. This increase was primarily due new originations, net of amortization, of $275,000 during the first half of the year and a $231,000 reversal of the valuation allowance. This reversal resulted from an increase in the fair value of MSRs due to slower projected loan prepayment speeds. We serviced $1.1 billion in loans for others at June 30, 2017. In July 2017, the Company agreed to sell the rights to service $379 million of loans consistent with its strategic intent to manage the size of the loan servicing portfolio due to regulatory capital considerations.

Deposits. Deposits increased $17.4 million, or 5.0%, to $368.6 million at June 30, 2017 from $351.2 million at December 31, 2016. This growth occurred in business related non-maturity deposit accounts, including a $10.2 million increase in noninterest-bearing accounts.

FHLBB Advances. FHLBB advances increased $9.8 million to $48.5 million at June 30, 2017 from $38.7 million at December 31, 2016 to help fund loan growth. This increase consisted entirely of overnight advances.

Stockholders’ Equity. Stockholders’ equity was $83.3 million at both June 30, 2017 and December 31, 2016 as the net loss for the first half of 2017 of $597,000 was fully offset by appreciation in the fair value of available-for-sale securities and equity adjustments offsetting the expense of the employee stock ownership plan. The appreciation in the fair value of investment securities was caused by lower long-term interest rates during the first half of 2017.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

General. Operating results for the three months ended June 30, 2017 include First Eastern, which was acquired on July 1, 2016, while operating results for the three months ended June 30, 2016, do not include First Eastern. Separate operating results for First Eastern for the three months ended June 30, 2017 are not available due to a conversion of systems that occurred in the fourth quarter of 2016.

The Company incurred a net loss of $150,000 for the three months ended June 30, 2017 compared to net income of $718,000 for the three months ended June 30, 2016. Operating results for both periods were affected by merger and integration costs related to the acquisition of First Eastern and amounted to $357,000 and $33,000 for the three months ended June 30, 2017 and 2016, respectively.  In addition, the operating results for the three months ended June 30, 2016 included a life insurance settlement gain of $486,000. These non-core items and their financial impact are summarized in the table presented on page 33 under the caption “Non- GAAP Measures.”

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

	For the Three Months Ended June 30,
	2017			2016
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$381,605	$3,697	3.88%	$299,567	$2,830	3.78%
Investment securities(2) (3)	70,206	500	2.85%	58,478	445	3.04%
Interest-earning deposits	7,908	22	1.11%	20,240	32	0.63%
Total interest-earning assets	459,719	4,219	3.67%	378,285	3,307	3.50%
Noninterest-earning assets	30,555			23,692
Total assets	$490,274			$401,977
Interest-bearing liabilities:
Savings accounts	104,739	41	0.16%	97,668	37	0.15%
NOW accounts	47,052	55	0.47%	50,803	44	0.35%
Money market accounts	55,164	64	0.46%	40,078	33	0.33%
Term certificates	90,558	221	0.98%	89,357	213	0.95%
Stock subscriptions	—	—	—	15,744	4	0.10%
Total interest-bearing deposits	297,513	381	0.51%	293,650	331	0.45%
FHLBB advances	37,340	104	1.11%	27,058	57	0.84%
Total interest-bearing liabilities	334,853	485	0.58%	320,708	388	0.48%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	65,191			41,983
Other noninterest-bearing liabilities	5,986			5,418
Total liabilities	406,030			368,109
Total stockholders' equity	84,244			33,868
Total liabilities and stockholders' equity	$490,274			$401,977
Net interest income		$3,734			$2,919
Interest rate spread(4)			3.09%			3.02%
Net interest-earning assets(5)	$124,866			$57,577
Net interest margin(6)			3.25%			3.09%

Ratio of interest-earning assets to interest- bearing liabilities	137.29%			117.95%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available-for-sale, FHLBB stock and investment in the Depositors Insurance Fund.
(3)	Includes tax equivalent adjustments for municipal securities, based on a 34% effective tax rate, of $44,000 and $47,000 for the three months ended June 30, 2017 and 2016.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2017
	Compared to
	Three Months Ended June 30, 2016
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$793	$74	$867
Investment securities	85	(30)	55
Interest-earning deposits	(26)	16	(10)
Total interest-earning assets	852	60	912
Interest-bearing liabilities:
Savings accounts	3	1	4
NOW accounts	(3)	14	11
Money market accounts	15	16	31
Term certificates	3	5	8
Stock subscriptions	(2)	(2)	(4)
Total interest-bearing deposits	16	34	50
FHLBB advances	25	22	47
Total interest-bearing liabilities	41	56	97

Change in net interest income	$811	$4	$815

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $912,000, or 27.6%, to $4.2 million for the three months ended June 30, 2017 compared to $3.3 million for the three months ended June 30, 2016. This increase was due to the both the investment of IPO proceeds of $49.8 million and the acquisition of First Eastern, which contributed to an increase in average interest-earning assets of $81.4 million between periods. The yield on interest-earning assets increased 17 basis points to 3.67% in the 2017 quarter from 3.50% in the same quarter of the prior year due principally to the higher proportion of loans to total interest-earning assets and a 10 basis points increase in the yield on loans.

Interest Expense. Interest expense increased $97,000, or 25.0%, to $485,000 for the three months ended June 30, 2017 compared to $388,000 for the three months ended June 30, 2016. This increase principally reflects growth in the average balance of FHLBB advances of $10.3 million and a 10 basis points increase to 0.58% in cost of funds. The increase in cost of funds was due to a 6 basis points increase in the cost of interest-bearing deposits caused by selective increases in the rates paid on certain deposit products in response to market conditions and a 28 basis points increase in the cost of FHLBB advances caused by Federal Reserve Board increases in the federal funds rate beginning in December 2016.

Net Interest Income. Net interest income increased $815,000, or 27.9%, to $3.7 million for the three months ended June 30, 2017 compared to $2.9 million for the three months ended June 30, 2016. This improvement resulted principally from the 2016 stock offering, which was used to fund loan growth, and a $23.2 million increase in the average balance of noninterest-bearing deposits. The net interest margin increased in the second quarter of 2017 to 3.25% from 3.09% in the second quarter of 2016 due primarily to an increase in the ratio of interest-earning assets to 137.3% in the 2017 period compared to 118.0% in the 2016 period. This improvement was caused by both the deployment of the IPO proceeds and the increase in the average balance of noninterest-bearing deposits between periods.

Provision for Loan Losses. Based on the application of our loan loss methodology, we recorded a provision for loan losses of $100,000 for the three months ended June 30, 2017 while no provision was recorded in the prior year period. Classified and nonaccrual loan balances were stable during the quarter with regional and local economic data, including housing prices, continuing their positive trend of the past several years. The provision in the second quarter of 2017 primarily reflected portfolio growth in both real estate and non-real estate secured loans. The allowance for loan losses was at 0.97% of total loans at June 30, 2017 compared to 0.98% at December 31, 2016, and was 159.1% of non-performing loans at June 30, 2017 compared to 147.2% at December 31, 2016.

Net Gain on Sales of Mortgage Loans. The net gain on sales of mortgage loans increased $1.5 million to $2.5 million for the three months ended June 30, 2017 compared to $1.1 million in the three months ended June 30, 2016. During the three months ended June 30, 2017, we sold $99.9 million of residential mortgage loans compared to $33.8 million of such loans in the three months ended June 30, 2016. These increases are due to the acquisition of First Eastern. Loan originations in 2017 continue to be adversely affected by a lower volume of loan refinancing activity than we experienced in the prior year and a shortage of homes being marketed for sale. Through June 30, 2017, 73% of our loan originations funded home purchases and 27% funded the refinancing of loans. For all of 2016, loan refinancing activity accounted for 45% of total originations.

Other Non-interest Income. Non-interest income, excluding the net gain on the sales of mortgage loans, decreased $114,000 to $914,000 for the three months ended June 30, 2017 compared to $1.0 million during the same quarter of the prior year. During the second quarter of 2016, we recognized a gain of $486,000 on a life insurance settlement. Exclusive of this non-recurring item, other non-interest income would have increased $372,000, principally due to an increase of $221,000 in loan servicing income. The First Eastern acquisition resulted in a near tripling of serviced loans causing this increase. Also contributing to the increase in other non-interest income was $112,000 in fees generated by a subsidiary acquired in the acquisition of First Eastern which provides loan closing services.

Non-interest Expenses. Non-interest expenses increased $3.2 million and amounted to $7.4 million for the three months ended June 30, 2017 compared to $4.2 million for the same period in 2016.  This increase is due in large part to the acquisition of First Eastern. Most expense categories experienced increases resulting from this transaction, the most significant of which was salaries and employee benefits, which increased $2.3 million, or 98.0%, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The Company doubled the number of employees as a result of this acquisition. Also contributing to this increase was a $740,000, or 193.2%, increase in commission expense associated with the growth in loan originations resulting from this acquisition.

Occupancy and equipment expenses increased $256,000, or 70.5%, in the second quarter of 2017 compared to the same quarter in the prior year. This increase is due to additional rent expense and related property costs associated with First Eastern’s lending center and loan production offices.

Data processing expenses increased $48,000, or 36.6%, in the second quarter of 2017 compared to the same quarter of the prior year. This increase is due to the acquisition of First Eastern as both quarterly periods reflected revised pricing from the Company’s core data processor that went into effect in March 2016.

During the second quarter of 2016, the Company recognized a $150,000 write-down in the carrying value of a commercial building on which it had foreclosed. This building, which was the only foreclosed real estate owned by the Company during the past three years, was sold in the fourth quarter of 2016.

We incurred merger and integration costs directly attributable to the First Eastern acquisition of $357,000 and $33,000 during the three months ended June 30, 2017 and 2016, respectively. Costs incurred in the 2017 period were for severance payments, conversion costs for the loan origination system and consulting fees. Costs incurred in the 2016 period were primarily for consulting fees in preparation for the integration of operations with First Eastern. The final phase of merger integration involves the loan servicing system with conversion scheduled for the third quarter of 2017.

Other non-interest expenses increased $233,000, or 32.6%, in the second quarter of 2017 compared to the same quarter of the prior year. This increase is primarily due to the acquisition of First Eastern.

Income Tax Expense (Benefit). A deferred tax benefit of $254,000 was recognized for the three months ended June 30, 2017, while no benefit for income taxes was recognized for the three months ended June 30, 2016. State income taxes of $3,000 were provided during the 2016 period while no such taxes were provided in the 2017 period. The deferred tax benefit resulted from, and was limited to, an offsetting tax provision attributable to other comprehensive income, specifically, appreciation in the fair value of available-for-sale securities. The Company continues to maintain a full valuation allowance for its net deferred tax assets.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

General. Operating results for the six months ended June 30, 2017 include First Eastern, which was acquired on July 1, 2016, while operating results for the six months ended June 30, 2016, do not include First Eastern. Separate operating results for First Eastern for the six months ended June 30, 2017 are not available due to a conversion of systems that occurred in the fourth quarter of 2016.

The Company incurred a net loss of $597,000 for the six months ended June 30, 2017 compared to net income of $720,000 for the six months ended June 30, 2016. Operating results for both periods were affected by merger and integration costs related to the acquisition of First Eastern and amounted to $524,000 and $150,000 for the six months ended June 30, 2017 and 2016, respectively.  In addition, the operating results for the six months ended June 30, 2016 included a life insurance settlement gain of $486,000. These non-core items and their financial impact are summarized in the table presented on page 33 under the caption “Non- GAAP Measures.”

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

	For the Six Months Ended June 30,
	2017			2016
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans(1)	$370,615	$7,113	3.84%	$294,976	$5,548	3.76%
Investment securities(2) (3)	70,171	994	2.83%	60,978	909	2.98%
Interest-earning deposits	8,093	43	1.06%	13,902	55	0.79%
Total interest-earning assets	448,879	8,150	3.63%	369,856	6,512	3.52%
Noninterest-earning assets	30,666			22,918
Total assets	$479,545			$392,774
Interest-bearing liabilities:
Savings accounts	104,218	80	0.15%	96,231	72	0.15%
NOW accounts	46,941	104	0.44%	50,356	82	0.33%
Money market accounts	53,655	111	0.41%	41,144	67	0.33%
Term certificates	89,372	422	0.94%	88,256	420	0.95%
	—	—	—	7,872	4	0.10%
Total interest-bearing deposits	294,186	717	0.49%	283,859	645	0.45%
FHLBB advances	31,882	168	1.05%	30,075	118	0.78%
Total interest-bearing liabilities	326,068	885	0.54%	313,934	763	0.49%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	63,072			39,668
Other noninterest-bearing liabilities	6,275			5,513
Total liabilities	395,415			359,115
Total stockholders' equity	84,130			33,659
Total liabilities and stockholders' equity	$479,545			$392,774
Net interest income		$7,265			$5,749
Interest rate spread(4)			3.09%			3.03%
Net interest-earning assets(5)	$122,811			$55,922
Net interest margin(6)			3.24%			3.11%

Ratio of interest-earning assets to interest- bearing liabilities	137.66%			117.81%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available-for-sale, FHLBB stock and investment in the Depositors Insurance Fund.
(3)	Includes tax equivalent adjustments for municipal securities, based on a 34% effective tax rate, of $91,000 and $97,000 for the six months ended June 30, 2017 and 2016.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Six Months Ended June 30, 2017
	Compared to
	Six Months Ended June 30, 2016
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$1,447	$118	$1,565
Investment securities	131	(46)	85
Interest-earning deposits	(27)	15	(12)
Total interest-earning assets	1,551	87	1,638
Interest-bearing liabilities:
Savings accounts	6	2	8
NOW accounts	(6)	28	22
Money market accounts	23	21	44
Term certificates	6	(4)	2
Stock subscriptions	(2)	(2)	(4)
Total interest-bearing deposits	27	45	72
FHLBB advances	7	43	50
Total interest-bearing liabilities	34	88	122

Change in net interest income	$1,517	$(1)	$1,516

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $1.6 million, or 25.2%, to $8.2 million for the six months ended June 30, 2017 compared to $6.5 million for the six months ended June 30, 2016. This increase was due to the both the investment of IPO proceeds of $49.8 million and the acquisition of First Eastern, which contributed to an increase in average interest-earning assets of $79.0 million between periods. The yield on interest-earning assets increased 11 basis points to 3.63% in the first six months of 2017 from 3.52% in the same six months of the prior year due principally to the higher proportion of loans to total interest-earning assets and a 8 basis points increase in the yield on loans.

Interest Expense. Interest expense increased $122,000, or 16.0%, to $885,000 for the six months ended June 30, 2017 compared to $763,000 for the six months ended June 30, 2016. This increase principally reflects growth in the average balance of interest-bearing deposits of $10.3 million and a 5 basis points increase to 0.54% in cost of funds. The increase in cost of funds was due to a 4 basis points increase in the cost of interest-bearing deposits caused by selective increases in the rates paid on certain deposit products in response to market conditions and a 27 basis points increase in the cost of FHLBB advances caused by Federal Reserve Board increases in the federal funds rate beginning in December 2016.

Net Interest Income. Net interest income increased $1.5 million, or 26.4%, to $7.3 million for the six months ended June 30, 2017 compared to $5.7 million for the six months ended June 30, 2016. This improvement resulted principally from the 2016 stock offering, which was used to fund loan growth, and a $23.4 million increase in the average balance of noninterest-bearing deposits. The net interest margin increased in the first half of 2017 to 3.24% from 3.11% in the first half of 2016 due primarily to an increase in the ratio of interest-earning assets to 137.7% in the 2017 period compared to 117.8% in the 2016 period. This improvement was caused by both the deployment of the of the IPO proceeds and the increase in the average balance of noninterest-bearing deposits between periods.

Provision for Loan Losses. Based on the application of our loan loss methodology, we recorded a provision for loan losses of $335,000 and $62,000 for the six months ended June 30, 2017 and 2016, respectively. Classified and nonaccrual loan balances were stable during the first half of 2017 with regional and local economic data, including housing prices, continuing their positive trend of the past several years. The provision in the first half of 2017 primarily reflected portfolio growth in both real estate and non-real estate secured loans. The allowance for loan losses was at 0.97% of total loans at June 30, 2017 compared to 0.98% at December 31, 2016, and was 159.1% of non-performing loans at June 30, 2017 compared to 147.2% at December 31, 2016.

Net Gain on Sales of Mortgage Loans. The net gain on sales of mortgage loans increased $2.8 million to $4.6 million for the six months ended June 30, 2017 compared to $1.7 million in the six months ended June 30, 2016. During the first half of 2017, we sold $199.8 million of residential mortgage loans compared to $58.9 million of such loans in the three months ended June 30, 2016. These increases are due to the acquisition of First Eastern. Loan originations in 2017 continue to be adversely affected by a lower volume of loan refinancing activity than we experienced in the prior year and a shortage of homes being marketed for sale. Through June 30, 2017, 73% of our loan originations funded home purchases and 27% funded the refinancing of loans. For all of 2016, loan refinancing activity accounted for 45% of total originations.

Other Non-interest Income. Non-interest income, excluding the net gain on the sales of mortgage loans, increased $637,000 to $2.3 million for the six months ended June 30, 2017 compared to $1.6 million during the same period of the prior year. During the second quarter of 2016, we recognized a gain of $486,000 on a life insurance settlement. Exclusive of this non-recurring item, other non-interest income would have increased $1.1 million principally due to an increase of $781,000 in loan servicing income. The First Eastern acquisition resulted in a near tripling of serviced loans leading to this increase. Also contributing to the increase in loan servicing income was a $231,000 partial reversal of the valuation allowance for mortgage servicing rights due to an increase in their fair value attributable to slower loan prepayment speeds. Non-interest income was also positively affected by $213,000 in fees generated by a subsidiary acquired in the acquisition of First Eastern which provides loan closing services.

Non-interest Expenses. Non-interest expenses increased $6.3 million and amounted to $14.6 million for the six months ended June 30, 2017 compared to $8.3 million for the six months ended June 30, 2016.  This increase is due in large part to the acquisition of First Eastern. Most expense categories experienced increases resulting from this transaction, the most significant of which was salaries and employee benefits, which increased $4.8 million, or 104.9%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The Company doubled the number of employees as a result of this acquisition. Also contributing to this increase was a $1.3 million, or 207.1%, increase in commission expense associated with the growth in loan originations resulting from this acquisition.

Occupancy and equipment expenses increased $518,000, or 68.4%, in the first half of 2017 compared to the same period in the prior year. This increase is due to additional rent expense and related property costs associated with First Eastern’s lending center and loan production offices.

Data processing expenses decreased $25,000, or 6.5%, in the first half of 2017 compared to the same period in the prior year. This decrease is due to revised pricing from the Company’s core data processor that went into effect in March 2016, partially offset by additional costs associated with First Eastern. All of First Eastern’s data processing systems have been converted to the Company’s systems except for the residential loan servicing system, which is scheduled for the third quarter of 2017.

During the second quarter of 2016, the Company recognized a $150,000 write-down in the carrying value of a commercial building on which it had foreclosed. This building, which was the only foreclosed real estate owned by the Company during the past three years, was sold in the fourth quarter of 2016.

We incurred merger and integration costs directly attributable to the First Eastern acquisition of $524,000 and $150,000 during the six months ended June 30, 2017 and 2016, respectively. Costs incurred in the 2017 period were for severance payments, conversion costs for the loan origination system and consulting fees. Costs incurred in the 2016 period were primarily for legal fees and integration consulting fees. The final phase of merger integration involves the loan servicing system with conversion scheduled for the third quarter of 2017.

Other non-interest expenses increased $582,000, or 44.1%, in the first half of 2017 compared to the period in the prior year. This increase is primarily due to the acquisition of First Eastern.

Income Tax Expense (Benefit). A deferred tax benefit of $280,000 was recognized for the six months ended June 30, 2017, while no benefit for income taxes was recognized for the six months ended June 30, 2016. State income taxes of $3,000 were provided during both the 2017 and 2016 periods. The deferred tax benefit resulted from, and was limited to, an offsetting tax provision attributable to other comprehensive income, specifically, appreciation in the fair value of available-for-sale securities. The Company continues to maintain a full valuation allowance for its net deferred tax assets.

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

The following table summarizes the impact of non-core items recorded for the reporting periods indicated below and reconciles them in accordance with GAAP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Net income (loss) - GAAP basis	$(150)	$718	$(597)	$720
Non-interest income adjustment:
Gain on life insurance settlement	—	(486)	—	(486)
Non-interest expense adjustment:
Merger and integration costs	357	33	524	150
Related tax effects	(140)	—	(140)	—
Net income (loss) - Non-GAAP basis	$67	$265	$(213)	$384

Asset Quality

Nonperforming Assets. The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	June 30, 2017	December 31, 2016
Nonaccrual loans:	(In thousands)
Real estate loans:
One- to four-family residential	$1,960	$1,945
Commercial	—	—
Home equity loans and lines of credit	276	276
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total nonaccrual loans	2,236	2,221
Other real estate owned	—	—
Total nonperforming assets	2,236	2,221
Performing troubled debt restructurings	4,006	3,433
Total nonperforming assets and performing troubled debt restructurings	$6,242	$5,654

Total nonperforming loans to total loans(1)	0.61%	0.66%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.23%	1.17%

(1)	Total loans exclude loans held for sale and net deferred loan costs and fees.

Interest income that would have been recorded for the six months ended June 30, 2017 had nonaccruing loans been current according to their original terms amounted to $52,000. Income related to nonaccrual loans included in interest income for the six months ended June 30, 2017 amounted to $45,000.

Classified Loans.  The following table shows the aggregate amounts of our regulatory classified loans at the dates indicated.

	June 30, 2017	December 31, 2016
	(In thousands)
Classified assets:
Substandard	$572	$1,098
Doubtful	—	—
Loss	—	—
Total classified assets	$572	$1,098

Special mention	$2,468	$2,214

None of the special mention loans at June 30, 2017 and December 31, 2016 were on nonaccrual.

Other than as disclosed in the above tables, there are no other loans where management has information indicating that there is serious doubt about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	June 30, 2017			December 31, 2016
	30-59 Days	60-89 Days	90 Days or	30-59 Days	60-89 Days	90 Days or
(In thousands)	Past Due	Past Due	More Past Due	Past Due	Past Due	More Past Due
Real estate loans:
One- to four-family residential	$501	$142	$—	$1,168	$201	$46
Commercial	—	—	—	400	—	—
Home equity loans and lines of credit	204	—	247	258	30	247
Construction	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Consumer loans	—	—	—	59	—	—
Total	$705	$142	$247	$1,885	$231	$293

Allowance for Loan Losses. The following table sets the breakdown for loan losses by loan category at the dates indicated.

	June 30, 2017			December 31, 2016
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$820	23.05%	49.65%	$1,018	31.12%	53.43%
Commercial	1,536	43.18%	25.33%	1,410	43.11%	26.38%
Home equity loans and lines of credit	338	9.50%	10.53%	436	13.33%	10.56%
Construction	389	10.94%	6.76%	225	6.88%	7.05%
Commercial and industrial loans	276	7.76%	4.68%	37	1.13%	0.62%
Consumer loans	198	5.57%	3.05%	145	4.43%	1.96%
Total	$3,557	100.00%	100.00%	$3,271	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Allowance at beginning of period	$3,271	$3,239
Provision for loan losses	335	62
Charge offs:
Real estate loans:
One- to four-family residential	—	—
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	(109)	(60)
Total charge-offs	(109)	(60)

Recoveries:
Real estate loans:
One- to four-family residential	12	2
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	35	—
Consumer loans	13	16
Total recoveries	60	18
Net charge-offs	(49)	(42)
Allowance at end of period	$3,557	$3,259
Total loans outstanding(1)	$367,209	$297,629
Average loans outstanding	$352,250	$296,268
Allowance for loan losses as a percent of total loans outstanding(1)	0.97%	1.09%
Net loans charged off as a percent of average loans outstanding(2)	0.03%	0.03%
Allowance for loan losses to nonperforming loans	159.08%	163.60%

(1)	Total loans exclude loans held for sale but include net deferred loan costs and fees.
(2)	Annualized.

Liquidity and Capital Resources

At June 30, 2017, we had $48.5 million of FHLBB advances outstanding. At that date, we had the ability to borrow up to an additional $64.2 million from the FHLBB and $3.5 million under a line of credit with a correspondent bank.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2017, cash and cash equivalents totaled $8.8 million.

Financing activities consist primarily of activity in deposit accounts and borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. We experienced a net increase in deposits of $17.4 million for the six months ended June 30, 2017.

At June 30, 2017, we had $52.3 million in loan commitments outstanding, including $42.9 million related to loans to be sold in the secondary mortgage market and for which the Company had $30.8 million in forward loan sale commitments from investors. In addition to commitments to originate loans, we had $37.9 million in unused lines of credit to borrowers and letters of credit, $10.9 million in undisbursed construction loans and $4.6 million under a master loan participation agreement. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2017 totaled $52.7 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed.

We are subject to various regulatory capital requirements, including a risk-based capital measure. At June 30, 2017, our Tier 1 capital to average assets ratio was 16.71%. We exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to disclose quantitative and qualitative information about market risk as it qualifies as a smaller reporting company.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from Randolph Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2017 and 2016, Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Randolph Bancorp, Inc.

Date: August 8, 2017	By:	/s/ James P. McDonough
James P. McDonough
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2017	By:	/s/ Michael K. Devlin
Michael K. Devlin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K):

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

101

The following materials from Randolph Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2017 and 2016, Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (v) Notes to Unaudited Consolidated Financial Statements.