Form 10-Q
period 2017-09-30
Randolph Bancorp, Inc.
filed 2017-11-07
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 7, 2017, there were 5,868,544 shares of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

(In thousands)

	September 30,	December 31,
	2017	2016
Assets
Cash and due from banks	$3,741	$4,370
Interest-bearing deposits	4,414	10,479
Total cash and cash equivalents	8,155	14,849

Certificates of deposit	2,940	3,675
Securities available for sale, at fair value	65,141	68,637
Loans held for sale, at fair value	26,541	30,452
Loans, net of allowance for loan losses of $3,545 in 2017 and $3,271 in 2016	372,777	332,991
Federal Home Loan Bank stock, at cost	2,909	2,478
Accrued interest receivable	1,307	1,163
Mortgage servicing rights, net	6,039	8,486
Premises and equipment, net	7,755	6,280
Bank-owned life insurance	7,999	7,884
Other assets	3,949	4,329

Total assets	$505,512	$481,224

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$59,954	$59,646
Interest bearing	298,947	291,533
Total deposits	358,901	351,179

Federal Home Loan Bank advances	56,935	38,667
Mortgagors' escrow accounts	1,311	1,572
Post-employment benefit obligations	2,723	2,886
Other liabilities	2,402	3,618
Total liabilities	422,272	397,922

Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred stock, no par value; authorized: 1,000,000 shares; issued: none	—	—
Common stock, $.01 par value; authorized: 15,000,000 shares;
issued and outstanding: 5,868,544 shares at September 30, 2017
and 5,868,726 shares at December 31, 2016	59	59
Additional paid-in capital	56,443	56,373
Retained earnings	32,113	32,661
ESOP-Unearned compensation	(4,366)	(4,507)
Accumulated other comprehensive loss, net of tax	(1,009)	(1,284)
Total stockholders' equity	83,240	83,302

Total liabilities and stockholders' equity	$505,512	$481,224

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest and dividend income:
Loans	$3,936	$3,434	$11,049	$8,982
Securities-taxable	339	282	1,065	908
Securities-tax exempt	87	90	264	277
Interest-bearing deposits and certificates of deposit	27	70	70	124
Total interest and dividend income	4,389	3,876	12,448	10,291

Interest expense:
Deposits	406	388	1,123	1,033
Federal Home Loan Bank advances	167	67	335	185
Total interest expense	573	455	1,458	1,218

Net interest income	3,816	3,421	10,990	9,073
Provision (credit) for loan losses	—	(160)	335	(98)

Net interest income after provision (credit) for loan losses	3,816	3,581	10,655	9,171

Non-interest income:
Customer service fees	359	369	1,109	1,122
Net gain on sales of mortgage loans	2,705	5,401	7,263	7,140
Mortgage servicing fees, net	199	(95)	1,149	74
Gain on sales/calls of securities	—	100	—	162
Increase in cash surrender value of life insurance	38	36	114	140
Gain on life insurance settlement	—	—	—	486
Bargain purchase gain	—	1,451		1,451
Other	270	98	780	173
Total non-interest income	3,571	7,360	10,415	10,748

Non-interest expenses:
Salaries and employee benefits	4,668	5,348	14,059	9,931
Occupancy and equipment	682	691	1,957	1,448
Data processing	179	209	540	595
Professional fees	348	393	1,019	983
Marketing	277	135	624	307
Foreclosed real estate, net	—	5	—	162
Charitable foundation contribution	—	2,275	—	2,275
Merger and integration costs	7	514	531	664
Other	1,048	1,082	3,036	2,542
Total non-interest expenses	7,209	10,652	21,766	18,907

Income (loss) before income taxes	178	289	(696)	1,012

Income tax expense (benefit)	129	—	(148)	3
Net income (loss)	$49	$289	$(548)	$1,009

Weighted average common shares outstanding (basic and diluted)	5,429,564	5,403,923	5,427,262	N/A
Earnings (loss) per common share (basic and diluted)	$0.01	$0.05	$(0.10)	N/A

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$49	$289	$(548)	$1,009

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	(334)	(257)	465	792
Reclassification adjustment for net gains realized in income	—	(100)	—	(162)
Net unrealized gains	(334)	(357)	465	630
Related tax effects	129	—	(151)	—
Net-of-tax amount	(205)	(357)	314	630

Supplemental retirement plan:
Reclassification adjustments:
Actuarial losses	10	7	28	25
Prior service credits recognized	(22)	(4)	(67)	(17)
	(12)	3	(39)	8
Related tax effects	—	—	—	—
Net-of-tax amount	(12)	3	(39)	8

Total other comprehensive income (loss)	(217)	(354)	275	638

Comprehensive income (loss)	$(168)	$(65)	$(273)	$1,647

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2017 and 2016

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Equity
	(Dollars in thousands)
Balance at December 31, 2015	—	$—	$—	$32,198	$—	$261	$32,459

Net income	—	—	—	1,009	—	—	1,009

Other comprehensive income	—	—	—	—	—	638	638

Issuance of common stock for initial
public offering, net of expenses of $2,367	5,686,750	57	54,444	—	—	—	54,501

Issuance of common stock to the
Randolph Savings Charitable Foundation	181,976	2	1,818	—	—	—	1,820

Stock purchased by ESOP	—	—	—	—	(4,695)	—	(4,695)

ESOP shares committed to be released	—	—	26	—	94	—	120

Balance at September 30, 2016	5,868,726	$59	$56,288	$33,207	$(4,601)	$899	$85,852

Balance at December 31, 2016	5,868,726	$59	$56,373	$32,661	$(4,507)	$(1,284)	$83,302

Net loss	—	—	—	(548)	—	—	(548)

Other comprehensive income	—	—	—	—	—	275	275

Repurchase of common stock	(182)	—	(3)	—	—	—	(3)

ESOP shares committed to be released	—	—	73	—	141	—	214

Balance at September 30, 2017	5,868,544	$59	$56,443	$32,113	$(4,366)	$(1,009)	$83,240

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(548)	$1,009
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (credit) for loan losses	335	(98)
Bargain purchase gain	—	(1,451)
Loans originated for sale	(304,312)	(245,642)
Principal balance of loans sold	308,223	246,079
Net amortization of securities	198	110
Net change in deferred loan costs and fees	(178)	103
Gain on sales/calls of securities	—	(162)
Depreciation and amortization	457	353
Impairment write-downs on foreclosed real estate	—	150
Gain on life insurance settlement, net	—	(486)
Charitable foundation contribution	—	1,820
ESOP expense	214	120
Increase in cash surrender value of life insurance	(114)	(140)
Net (increase) decrease in mortgage servicing rights	2,447	(568)
Other, net	(1,669)	2,832
Net cash provided by operating activities	5,053	4,029

Cash flows from investing activities:
Redemptions of certificates of deposit	735	1,000
Securities available for sale:
Sales	—	2,521
Calls/maturities	841	6,970
Purchases	—	(21,745)
Principal payments on mortgage-backed securities	3,256	4,335
Loan originations, net of principal repayments	(17,874)	(10,554)
Loans purchased	(22,068)	(572)
Redemption (purchases) of Federal Home Loan Bank stock	(431)	1,009
Proceeds from sale of building	—	1,231
Proceeds from life insurance settlement	—	2,157
Acquisition of First Eastern, net of cash acquired	—	(10,956)
Purchases of premises and equipment	(1,932)	(674)
Net cash used in investing activities	(37,473)	(25,278)

Cash flows from financing activities:
Net increase in deposits	7,722	5,057
Net increase (decrease) in short-term Federal Home Loan Bank borrowings	23,191	(7,401)
Proceeds from long-term Federal Home Loan Bank advances	—	9,838
Repayments of long-term Federal Home Loan Bank advances	(4,923)	(13,737)
Net increase (decrease) in mortgagors' escrow accounts	(261)	33
Net proceeds from the issuance of common stock	—	54,501
Acquisition of common stock by ESOP	—	(4,695)
Repurchase of common stock	(3)	—
Net cash provided by financing activities	25,726	43,596

Net change in cash and cash equivalents	(6,694)	22,347

Cash and cash equivalents at beginning of period	14,849	4,646

Cash and cash equivalents at end of period	$8,155	$26,993
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$1,462	$1,222
Income taxes paid	$3	$7

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2017 and 2016

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying interim financial statements do not include all information required under GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or any other interim period.

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

The following table presents selected unaudited pro forma financial information assuming the acquisition was completed on January 1, 2016. The pro forma amounts reflect adjustments related to reversal of benefit of non-recurring merger and integration costs and amortization and accretion of acquisition accounting fair value adjustments. No provision for income taxes is included in the determination of pro forma net income due to the Company’s net operating loss carryforward position. The unaudited pro forma financial information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated cost savings nor any adjustments related to the stock offering completed on July 1, 2016.

The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and First Eastern had the acquisition transaction actually been completed at the beginning of the period presented, nor does it indicate future results for any interim or annual period. Pro forma basic and diluted earnings (loss) per share are not presented as such information is not being presented as part of our historical financial statements for the nine months ended September 30, 2016 as shares of the Company’s common stock were not outstanding for the entire period.

Unaudited pro forma financial information for the nine months ended September 30, 2016 is as follows (in thousands):

Net Interest Income	$10,038
Non-interest Income	16,371
Net Income	1,598

Direct acquisition and merger integration costs associated with the First Eastern business combination are being expensed as incurred and are presented separately in the accompanying statements of operations. Costs incurred during the nine months ended September 30, 2016 consist principally of retention bonuses, systems de-conversion costs and legal and consulting fees. Costs incurred during the nine months ended September 30, 2017 consist principally of severance obligations, system conversion costs and consulting fees. As all system conversions were completed as of September 30, 2017, no additional merger integration costs associated with the First Eastern business combination are expected to be incurred.

4.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss).  Although certain changes in assets and liabilities are reported as a separate component of stockholders’ equity, such items, along with net income (loss), are components of comprehensive income (loss).

The components of accumulated other comprehensive loss, included in total stockholders’ equity, are as follows:

	September 30,	December 31,
	2017	2016
	(In thousands)
Securities available for sale:
Net unrealized loss	$(233)	$(698)
Tax effect	(574)	(423)
Net-of-tax amount	(807)	(1,121)

Supplemental retirement plan
Unrecognized net actuarial loss	(651)	(679)
Unrecognized net prior service credit	506	573
	(145)	(106)
Tax effect	(57)	(57)
Net-of-tax amount	(202)	(163)

Accumulated other comprehensive loss	$(1,009)	$(1,284)

5.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2017

Debt securities:
U.S. Government-sponsored enterprises	$3,999	$73	$(8)	$4,064
Corporate	3,013	36	(4)	3,045
Municipal	13,466	279	(4)	13,741
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	19,334	159	(417)	19,076
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	14,509	48	(369)	14,188
U.S. Government-guaranteed	8,264	25	(76)	8,213
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,931	30	—	1,961
U.S. Government-guaranteed	313	2	—	315
Total debt securities	64,829	652	(878)	64,603

Mutual fund	545	—	(7)	538

Total securities available for sale	$65,374	$652	$(885)	$65,141

December 31, 2016

Debt securities:
U.S. Government-sponsored enterprises	$3,999	$92	$(10)	$4,081
Corporate	3,044	54	(18)	3,080
Municipal	13,857	254	(56)	14,055
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	21,130	172	(580)	20,722
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	14,676	56	(554)	14,178
U.S. Government-guaranteed	9,589	12	(144)	9,457
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	2,127	28	—	2,155
U.S. Government-guaranteed	368	3	—	371
Total debt securities	68,790	671	(1,362)	68,099

Mutual fund	545	—	(7)	538

Total securities available for sale	$69,335	$671	$(1,369)	$68,637

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2017 are presented below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$3,430	$3,440
After 1 year through 5 years	14,792	15,079
After 5 years through 10 years	2,256	2,331
	20,478	20,850

Mortgage-backed securities	44,351	43,753

	$64,829	$64,603

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
September 30, 2017	(In thousands)
Debt securities:
U.S. Government-sponsored enterprises	$(8)	$1,992	$—	$—
Corporate	(3)	1,027	(1)	472
Municipal	(2)	1,120	(2)	483
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(417)	13,606	—	—
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	(369)	8,867	—	—
U.S. Government-guaranteed	(76)	3,867	—	—
Total debt securities	(875)	30,479	(3)	955

Mutual Fund	(7)	537	—	—
	$(882)	$31,016	$(3)	$955

December 31, 2016
Debt securities:
U.S. Government-sponsored enterprises	$(10)	$1,990	$—	$—
Corporate	(14)	519	(4)	996
Municipal	(46)	3,310	(10)	477
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(580)	16,261	—	—
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	(554)	8,766	—	—
U.S. Government-guaranteed	(144)	5,927	—	—
Total debt securities	(1,348)	36,773	(14)	1,473

Mutual Fund	(7)	538	—	—
	$(1,355)	$37,311	$(14)	$1,473

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At September 30, 2017, 29 debt securities had unrealized losses with aggregate depreciation of approximately 2.8% of the Company’s amortized cost basis.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments.  Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment.  Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at September 30, 2017. When possible, management actively monitors the credit rating of the underlying issuer of the debt security. As of September 30, 2017 management did not identify any securities for which the credit rating had deteriorated since purchase.

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of loan portfolio is as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Mortgage loans on real estate:
Residential:
One-to-four family	$189,311	$179,025
Home equity loans and lines of credit	39,033	35,393
Commercial	96,915	88,394
Construction	23,266	23,629
	348,525	326,441

Commercial and industrial	16,373	2,067
Consumer	10,068	6,578

Total loans	374,966	335,086
Allowance for loan losses	(3,545)	(3,271)
Net deferred loan costs and fees, and purchase premiums	1,356	1,176

	$372,777	$332,991

During the nine months ended September 30, 2017, the Company purchased $15.4 million in loan participations originated through a super-regional bank. These loans are to local franchisees of a major international fast food retailer and are classified with commercial and industrial loans in the accompanying table. The Company also purchased $5.0 million of refinanced student loans from an on-line lender specializing in the origination and refinancing of such loans.

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2017 and 2016:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2017

Allowance at June 30, 2017	$820	$338	$1,536	$389	$276	$198	$3,557
Provision (credit) for loan losses	15	6	42	(50)	(15)	2	—
Loans charged-off	—	—	—	—	—	(25)	(25)
Recoveries	7	—	—	—	—	6	13

Balance at September 30, 2017	$842	$344	$1,578	$339	$261	$181	$3,545

Three Months Ended September 30, 2016

Allowance at June 30, 2016	$1,046	$444	$1,520	$135	$36	$78	$3,259
Provision (credit) for loan losses	12	(15)	(166)	9	3	(3)	(160)
Loans charged-off	—	—	—	—	—	(6)	(6)
Recoveries	2	—	—	—	—	1	3

Balance at September 30, 2016	$1,060	$429	$1,354	$144	$39	$70	$3,096

Nine Months Ended September 30, 2017

Allowance at December 31, 2016	$1,018	$436	$1,410	$225	$37	$145	$3,271
Provision (credit) for loan losses	(195)	(92)	168	114	189	151	335
Loans charged-off	—	—	—	—	—	(134)	(134)
Recoveries	19	—	—	—	35	19	73

Balance at September 30, 2017	$842	$344	$1,578	$339	$261	$181	$3,545

Nine Months Ended September 30, 2016

Allowance at December 31, 2015	$1,076	$512	$1,402	$159	$37	$53	$3,239
Provision (credit) for loan losses	(20)	(83)	(48)	(15)	2	66	(98)
Loans charged-off	—	—	—	—	—	(66)	(66)
Recoveries	4	—	—	—	—	17	21

Balance at September 30, 2016	$1,060	$429	$1,354	$144	$39	$70	$3,096

Additional information pertaining to the allowance for loan losses at September 30, 2017 and December 31, 2016 is as follows:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
September 30, 2017	(In thousands)
Allowance for impaired loans	$172	$1	$2	$—	$—	$—	$175
Allowance for non-impaired loans	670	343	1,576	339	261	181	3,370

Total allowance for loan losses	$842	$344	$1,578	$339	$261	$181	$3,545

Impaired loans	$5,156	$276	$734	$—	$—	$—	$6,166
Non-impaired loans	184,155	38,757	96,181	23,266	16,373	10,068	368,800

Total loans	$189,311	$39,033	$96,915	$23,266	$16,373	$10,068	$374,966

December 31, 2016

Allowance for impaired loans	$190	$2	$8	$—	$—	$—	$200
Allowance for non-impaired loans	828	434	1,402	225	37	145	3,071

Total allowance for loan losses	$1,018	$436	$1,410	$225	$37	$145	$3,271

Impaired loans	$4,506	$276	$832	$—	$—	$—	$5,614
Non-impaired loans	174,519	35,117	87,562	23,629	2,067	6,578	329,472

Total loans	$179,025	$35,393	$88,394	$23,629	$2,067	$6,578	$335,086

The following is a summary of past due and non-accrual loans at September 30, 2017 and December 31, 2016:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual Loans
	(In thousands)
September 30, 2017
Residential one-to-four family	$732	$—	$—	$732	$1,906
Home equity loans and lines of credit	68	107	—	175	276
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$800	$107	$—	$907	$2,182

December 31, 2016
Residential one-to-four family	$1,168	$201	$—	$1,369	$1,945
Home equity loans and lines of credit	258	—	—	258	276
Commercial real estate	400	—	—	400	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	59	—	—	59	—

Total	$1,885	$201	$-	$2,086	$2,221

At September 30, 2017 and December 31, 2016, there were no loans past due 90 days or more and still accruing interest.

The following is a summary of impaired loans at September 30, 2017 and December 31, 2016:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
September 30, 2017
Impaired loans without a valuation allowance:
Residential one-to-four family	$2,631	$2,576
Home equity loans and lines of credit	247	247
Commercial real estate	608	608
Total	3,486	3,431

Impaired loans with a valuation allowance:
Residential one-to-four family	2,600	2,580	$172
Home equity loans and lines of credit	30	29	1
Commercial real estate	126	126	2
Total	2,756	2,735	175

Total impaired loans	$6,242	$6,166	$175

December 31, 2016
Impaired loans without a valuation allowance:
Residential one-to-four family	$1,922	$1,877
Home equity loans and lines of credit	246	246
Commercial real estate	270	270
Total	2,438	2,393

Impaired loans with a valuation allowance:
Residential one-to-four family	2,648	2,629	$190
Home equity loans and lines of credit	31	30	2
Commercial real estate	562	562	8
Total	3,241	3,221	200

Total impaired loans	$5,679	$5,614	$200

Additional information pertaining to impaired loans follows:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Nine Months Ended September 30, 2017

Residential one-to-four family	$4,896	$143	$62
Home equity loans and lines of credit	276	1	1
Commercial real estate	732	23	—

Total	$5,904	$167	$63

Nine Months Ended September 30, 2016
Residential one-to-four family	$5,165	$130	$49
Home equity loans and lines of credit	253	1	1
Commercial real estate	1,193	42	2
Commercial and industrial	5	1	1

Total	$6,616	$174	$53

Three Months Ended September 30, 2017

Residential one-to-four family	$5,124	$44	$16
Home equity loans and lines of credit	276	—	—
Commercial real estate	621	5	—

Total	$6,021	$49	$16

Three Months Ended September 30, 2016
Residential one-to-four family	$5,613	$45	$23
Home equity loans and lines of credit	276	—	-
Commercial real estate	971	12	1

Total	$6,860	$57	$24

No additional funds are committed to be advanced in connection with impaired loans.

Troubled Debt Restructurings

The Company periodically grants concessions to borrowers experiencing financial difficulties.

At September 30, 2017, the Company had 20 residential real estate loans and 2 commercial real estate loans aggregating $4,382,000 and $185,000, respectively, which were subject to troubled debt restructuring agreements.

At September 30, 2016, the Company had 24 residential real estate loans and 4 commercial real estate loans aggregating $5,367,000 and $683,000, respectively, which were subject to troubled debt restructuring agreements.

As of September 30, 2017 and 2016, $4,567,000 and $6,050,000, respectively, in troubled debt restructurings were performing in accordance with the terms of the modified loan agreements.  Included in such amounts are $1,139,000 and $1,714,000, respectively, that are being accounted for as non-accrual loans.

For the nine months ended September 30, 2017 and 2016, the Company did not enter into any loan modifications meeting the criteria of a troubled debt restructuring.

Management performs a discounted cash flow calculation to determine the amount of valuation reserve required on each of the troubled debt restructurings.  Any reserve required is recorded as part of the allowance for loan losses. During the three and nine months ended September 30, 2017 and 2016, there were no material changes to the allowance for loan losses as a result of loan modifications made which were considered a troubled debt restructuring.

During the three and nine months ended September 30, 2017 and 2016, there were no troubled debt restructurings that defaulted (over 30 days past due) within twelve months of the restructure date.

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

The following table presents the Company’s loans by risk rating at the dates indicated:

	September 30, 2017			December 31, 2016
	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial
	(In thousands)
Loans rated 1 - 3B (Pass rated)	$96,713	$23,266	$16,373	$88,186	$23,286	$2,067
Loans rated 4	—	—	—	—	343	—
Loans rated 5	202	—	—	208	—	—

	$96,915	$23,266	$16,373	$88,394	$23,629	$2,067

Residential mortgages, home equity loans and lines of credit, and consumer loans are monitored for credit quality based primarily on their payment status. When one of these loans becomes more than 90 days delinquent it is assigned an internal loan rating.  At September 30, 2017, $717,000 in residential mortgages and $29,000 in home equity loans were rated as substandard and $2,312,000 in residential mortgages and $370,000 in home equity loans were rated as special mention. At December 31, 2016, $890,000 in residential mortgages were rated as substandard and $1,471,000 in residential mortgages and $400,000 in home equity loans were rated as special mention.

7.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of residential mortgage loans serviced for others were $754,939,000 and $1,046,551,000 at September 30, 2017 and December 31, 2016, respectively.

The following table summarizes the activity relating to mortgage servicing rights for the nine months ended September 30, 2017 and 2016 (in thousands):

	September 30, 2017	September 30, 2016
Mortgage servicing rights:
Balance at beginning of year	$8,910	$2,601
Additions through originations	1,486	1,676
Additions through First Eastern acquisition	—	6,216
Sales	(3,126)	—
Amortization	(941)	(644)
Balance at end of period	$6,329	$9,849
Valuation allowance:
Balance at beginning of year	$424	$34
Provision (credit)	(134)	464
Balance at end of period	$290	$498
Amortized cost, net	$6,039	$9,351
Fair value	$6,051	$9,360

During the three months ended September 30, 2017, the Company increased the valuation allowance for its mortgage servicing rights by $97,000. For the nine months ended September 30, 2017, the Company has reduced the valuation allowance for its mortgage servicing rights by $134,000 due to an increase in fair value caused by lower expected loan prepayments.

On July 31, 2017, the Company sold the servicing rights to a portfolio of $379.0 million of residential mortgage loans and completed the transfer of servicing responsibilities in September 2017.  A gain of $68,000 was recognized and is included in other non-interest income in the accompanying statement of operations. Under the terms of the purchase and sale agreement, the Company has received $2.7 million, or 80% of the selling price as of September 30, 2017. Included in other assets at September 30, 2017 is $595,000 due from the purchaser which is scheduled for payment prior to the close of 2017.

8.	INCOME TAXES

During the nine months ended September 30, 2017 and 2016, the Company recorded a deferred income tax benefit of $151,000 and $0, respectively, and current state tax expense of $3,000 in each period. The deferred income tax benefit for the 2017 period resulted from, and was limited to, an offsetting tax provision attributable to other comprehensive income, specifically, appreciation in the fair value of available-for-sale securities.

A deferred tax provision of $129,000 was recognized for the three months ended September 30, 2017, while no tax provision or benefit was recognized for the three months ended September 30, 2016. The tax provision for the current quarter resulted from a limitation in the year-to-date tax benefit included in results of operations. This tax benefit is fully offset by a tax provision attributable to other comprehensive income relating to appreciation in the fair value of available-for-sale securities.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases.  Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of derivative loan commitments was $39,959,000 and $32,904,000 at September 30, 2017 and December 31, 2016, respectively.  The fair value of such commitments was an asset of $552,000 and $617,000 as of September 30, 2017 and December 31, 2016, respectively, and is included in other assets in the consolidated balance sheets.

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

The Company expects that these forward loan sale commitments will experience inverse changes in fair value to the change in fair value of derivative loan commitments. The notional amount of mandatory delivery forward loan sale commitments was $18,807,000 and $18,197,000 at September 30, 2017 and December 31, 2016, respectively. The fair value of certain of these commitments was an asset of $35,000 and $65,000 at September 30, 2017 and December 31, 2016, respectively, and is included in other assets in the consolidated balance sheets while the fair value of other such commitments was a liability of $19,000 and $47,000 at September 30, 2017 and December 31, 2016, respectively, and is included in other liabilities in the consolidated balance sheets.

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

Shares are committed to be released on a monthly basis and allocated as of December 31 each year. During the three and nine month periods ended September 30, 2017, 4,695 shares and 14,085 shares, respectively, were committed to be released, resulting in compensation expense, based on the fair value of the Company’s stock, of $69,000 and $214,000, respectively. During the three and nine month periods ended September 30, 2016, 9,390 shares were committed to be released resulting in compensation expense of $120,200. The fair value of the 436,633 unallocated shares at September 30, 2017 was $6,684,900.

11.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents net income (loss) divided by the weighted average of common shares outstanding during the period. Unallocated ESOP shares are not considered to be outstanding for purposes of computing earnings (loss) per share. There were no potentially dilutive common stock equivalents outstanding at September 30, 2017.

The cost of shares issued to the ESOP, but not yet allocated or committed to be released to participants, is shown as a reduction of stockholders’ equity. During the three and nine months ended September 30, 2017, the weighted average number of outstanding shares totaled 5,868,544 and 5,868,660, respectively. The average of unallocated and uncommitted ESOP shares for the three and nine months periods ended September 30, 2017 totaled 438,980 and 441,398, respectively, resulting in a total of 5,429,564 and 5,427,262 shares, respectively, being used to compute basic and diluted earnings (loss) per share. During the three months ended September 30, 2016, there were 5,868,726 shares outstanding while the average of unallocated ESOP shares totaled 464,803 resulting in a total of 5,403,923 shares being used to compute basic and diluted earnings per share. As shares were not outstanding during the first six months of 2016 earnings per share is not presented for the nine months ended September 30, 2016.

12.	SHARE REPURCHASE PROGRAM

On September 15, 2017, the Company announced a stock repurchase program under which the Company may repurchase up to 586,854 shares, or 10% of its shares currently outstanding. Repurchases under this program may be made in open market or in privately negotiated transactions and pursuant to any trading plan that may be adopted in accordance with the SEC’s Rule 10b5-1. No shares have been repurchased as part of this program as of September 30, 2017.

13.	FAIR VALUE OF ASSETS AND LIABILITIES

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

Effective July 1, 2016, the Company elected the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, “Financial Instruments” for its residential mortgage loans being held for sale in the secondary market. ASC 825 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards. The Company elected the fair value option to better match changes in fair values of the loans with changes in the fair value of the forward loan sale commitments which are used to economically hedge them against changes in interest rates between the time an interest rate lock agreement is entered into with the borrower and the time the completed loan is sold. The aggregate fair value of loans held for sale, the contractual balance of loans held for sale and the gain on loans held for sale totaled $26.5 million, $25.9 million and $591,000, respectively, at September 30, 2017. The aggregate fair value of loans held for sale, the contractual balance of loans held for sale and the gain on loans held for sale totaled $30.5 million, $29.7 million and $768,000, respectively, at December 31, 2016. The change in fair value of loans held for sale reported as a component of net gains on sale of mortgage loans was $(112,000) and $911,000 for the three months ended September 30, 2017 and 2016, respectively, and $(177,000) for the nine months ended September 30, 2017.

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

Securities – All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.  The securities measured at fair value in Level 1 (none at September 30, 2017 and December 31, 2016) are based on quoted market prices in an active exchange market.  Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

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
	(In thousands)
September 30, 2017
Assets:
Securities available for sale:
Debt securities	$—	$64,603	$—	$64,603
Mutual fund	—	538	—	538
Loans held for sale	—	26,541	—	26,541
Derivative loan commitments	—	552	—	552
Forward loan sale commitments	—	35	—	35

Liabilities:
Forward loan sale commitments	—	19	—	19

December 31, 2016
Assets:
Securities available for sale:
Debt securities	$—	$68,099	$—	$68,099
Mutual fund	—	538	—	538
Loans held for sale	—	30,452	—	30,452
Derivative loan commitments	—	617	—	617
Forward loan sale commitments	—	65	—	65

Liabilities:
Forward loan sale commitments	—	47	—	47

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	Level 1	Level 2	Level 3
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$1,369
Mortgage servicing rights	—	6,039	—

	$—	$6,039	$1,369

	December 31, 2016
	Level 1	Level 2	Level 3
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$518
Mortgage servicing rights	—	8,486	—

	$—	$8,486	$518

The fair value of properties associated with collateral dependent impaired loans are based on recent appraisals for which no discounts were applied.

The Company recorded a partial reversal of the valuation allowance for its mortgage servicing rights of $134,000 during the nine months ended September 30, 2017, due to an increase in fair value caused by lower expected loan prepayments.

There were no liabilities measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016.

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

	September 30, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$2,940	$2,949	$—	$2,949	$—
Securities available for sale	65,141	65,141	—	65,141	—
Loans held for sale	26,541	26,541	—	26,541	—
Loans, net	372,777	373,871	—	—	373,871
Derivative assets	587	587	—	587	—

Financial liabilities:
Deposits	$358,901	$358,509	$—	$358,509	$—
FHLBB advances	56,935	56,847	—	56,847	—
Derivative liabilities	19	19	—	19	—

	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$3,675	$3,687	$—	$3,687	$—
Securities available for sale	68,637	68,637	—	68,637	—
Loans held for sale	30,452	30,452	—	30,452	—
Loans, net	332,991	331,132	—	—	331,132
Derivative assets	682	682	—	682	—

Financial liabilities:
Deposits	$351,179	350,979	$—	$350,979	$—
FHLBB advances	38,667	38,531	—	38,531	—
Derivative liabilities	47	47	—	47	—

14.	COMMITMENTS AND CONTINGENCIES

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

The following financial instruments were outstanding, at the dates indicated, whose contract amounts represent credit risk:

	September 30, 2017	December 31, 2016
	(In thousands)
Commitments to originate loans	$50,875	$35,682
Unused lines and letters of credit	38,430	37,045
Unadvanced funds on construction loans	7,978	9,321
Overdraft lines of credit	9,087	9,189

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

At September 30, 2017, we had $50.9 million in loan commitments outstanding, including $40.0 million related to loans to be sold in the secondary mortgage market and for which the Company had $18.8 million in forward loan sale commitments from investors.

Lease commitments

During the nine months ended September 30, 2017, the Company entered into a non-cancelable lease related to a new lending center in Andover, MA. This lease has an initial lease term of five years, with an option to extend for an additional period of five years. The Company expects to take occupancy of this new facility in November 2017.

In addition, the Company entered into a non-cancelable lease with a five-year initial lease term and two five-year renewal options for a new branch office in Braintree, MA. This branch is expected to open in the first quarter of 2018, at which time customers of our North Randolph, MA branch will be transferred to this new branch location.

The aggregate future minimum rent commitment associated with these leases was $2.5 million as of September 30, 2017.

Other contingencies

We are not currently a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

15.	SUBSEQUENT EVENT

At the annual meeting held in August 2017, the Company’s shareholders approved the 2017 Stock Option and Incentive Plan (the “Plan”). The maximum number of shares issuable under the Plan is 821,621 consisting of up to 586,872 shares issuable pursuant to the exercise of stock options and 234,749 shares issuable as restricted stock awards or restricted stock units.

In October 2017, the Governance Committee of the Board of Directors approved initial grants of stock options and restricted stock awards to both management and directors. This initial award consisted of a total of 340,387 stock options and 192,491 shares of restricted stock. The Company’s closing stock price on the date of grant was $14.66, which was used in setting the exercise price for the stock options. The restricted shares do not require any cash consideration from the awardee. Based on the closing stock price noted above, the unearned compensation associated with the restricted shares is $2.8 million. The Company has not yet determined the fair value of the grant of stock options. The fair value of stock options will be determined during the fourth quarter using the Black-Scholes model.

Stock options granted become exercisable and restricted stock awarded vest at a rate of 20% annually with accelerated vesting in the event of death, disability or, in certain cases, retirement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help investors understand the financial performance of Randolph Bancorp, Inc. and its subsidiary through a discussion of the factors affecting its financial condition at September 30, 2017 and December 31, 2016, and its results of operations for the three and nine month periods ended September 30, 2017 and 2016. This section should be read in conjunction with the consolidated financial statements of Randolph Bancorp, Inc. and notes thereto that appear elsewhere in this Quarterly Report. For the purpose of this Quarterly Report, the terms the “Company” “we,” “our,” and “us” refer to Randolph Bancorp, Inc. and its subsidiary unless the context indicates another meaning.

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; adverse conditions in the capital and debt markets and the impact of such conditions on our business activities; changes in interest rates; competitive pressures from other financial institutions; the effects of weakness in general economic conditions on a national basis or in the local markets in which we operate, including changes that adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities in our investment portfolio; changes in loan default and charge-off rates; fluctuations in real estate values; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity and natural disasters; changes in government regulation; changes in accounting standards and practices; the risk that intangible assets recorded in our financial statements will become impaired; demand for loans in our market area; our ability to attract and maintain deposits; risks related to the implementation of acquisitions, dispositions, and restructurings; the risk that we may not be successful in the implementation of our business strategy; and changes in assumptions used in making such forward-looking statements. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Total Assets. Total assets increased $24.3 million to $505.5 million at September 30, 2017 from $481.2 million at December 31, 2016.  Growth was concentrated in our loan portfolio, which increased by $39.8 million. The overall asset growth was funded primarily by an increase in deposits of $7.7 million and FHLBB advances of $18.3 million.

Investment Securities. Investment securities, all of which are classified as available for sale, decreased $3.5 million to $65.1 million at September 30, 2017 from $68.6 million at December 31, 2016. At September 30, 2017, investment securities represented 12.9% of total assets compared to 14.3% at December 31, 2016. This decrease is a consequence of our strategic shift to investing a higher proportion of interest-earning assets in loans.

Loans Held for Sale. We are actively involved in the secondary mortgage market and designate a significant majority of our residential first mortgage loan production for sale. At September 30, 2017, loans held for sale, which consist of closed residential first mortgage loans which intend to sell to investors, totaled $26.5 million compared to $30.5 million at December 31, 2016. This decrease of $3.9 million is indicative of the lower volume of origination activity in the current year.

Net Loans. Net loans increased $39.8 million, or 11.9%, to $372.8 million at September 30, 2017 from $333.0 million at December 31, 2016. This net growth occurred in both real estate secured loans ($22.0 million) and non-real estate secured loans ($17.8 million). Growth in real estate loans occurred primarily in the residential portfolio, which increased $10.3 million, and in the commercial real estate portfolio, which increased $8.5 million due, in both instances, to organic growth. The growth in commercial real estate lending reflects continuing strong local market conditions aided by the favorable interest rate environment that prevailed throughout the period.  The growth in non-real estate secured loans occurred in commercial and industrial loans, which increased $14.3 million, and in consumer loans, which increased $3.5 million due, in both instances, to loan purchases from third parties. During the first nine months of 2017, the Company purchased $15.4 million in loan participations originated through a super-regional bank. These commercial and industrial loans are with local franchisees of a major international fast food retailer. In addition, the Company purchased $6.7 million in consumer loans during this period, including $5.0 million of refinanced student loans from an online lender specializing in the origination and refinancing of such loans.

Mortgage Servicing Rights. Mortgage servicing rights (“MSRs”) decreased $2.5 million to $6.0 million at September 30, 2017 from $8.5 million at December 31, 2016. This decrease was primarily due to the sale in July 2017 of the rights to service $379.0 million in loans. This sale was completed consistent with our strategic goal of managing the size of the loan servicing portfolio due to regulatory capital considerations. The decrease caused by the sale of MSRs was partially offset by new originations, net of amortization, of $545,000 during the first nine months of 2017 and a $134,000 partial reversal of the valuation allowance. This reversal resulted from an increase in the fair value of MSRs due to slower projected loan prepayment speeds. We serviced $754.9 million in loans for others at September 30, 2017.

Deposits. Deposits increased $7.7 million, or 2.2%, to $358.9 million at September 30, 2017 from $351.2 million at December 31, 2016. This increase was adversely affected by the loss of $4.2 million in custodial account balances resulting from the transfer of $575.0 million of serviced loans during 2017 (including loans sold in December 2016). The resulting net increase of $11.9 million, or 3.5%, included an increase of $9.3 million in core deposit accounts, of which $4.6 million was in non-interest-bearing accounts, and $2.6 million in term certificates.

FHLBB Advances. FHLBB advances increased $18.3 million to $56.9 million at September 30, 2017 from $38.7 million at December 31, 2016 to help fund loan growth. This increase consisted entirely of overnight advances.

Stockholders’ Equity. Stockholders’ equity was $83.2 million at September 30, 2017 compared to $83.3 million at December 31, 2016 as the net loss for the first nine months of 2017 of $548,000 substantially offset appreciation in the fair value of available-for-sale securities and equity adjustments associated with the employee stock ownership plan. The appreciation in the fair value of investment securities was caused by lower long-term interest rates during the first nine months of 2017.

On September 15, 2017, the Company announced a stock repurchase program under which the Company may repurchase up to 586,854 shares, or 10% of its shares currently outstanding. Repurchases under this program may be made in open market or in privately negotiated transactions and pursuant to any trading plan that may be adopted in accordance with the SEC’s Rule 10b5-1. No shares have been repurchased as part of this program as of September 30, 2017.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

General. The Company recorded net income of $49,000 for the three months ended September 30, 2017 compared to net income of $289,000 for the three months ended September 30, 2016. Operating results for both periods were affected by merger and integration costs related to the acquisition of First Eastern and amounted to $7,000 and $514,000 for the three months ended September 30, 2017 and 2016, respectively.  In addition, the operating results for the three months ended September 30, 2016 included a bargain purchase gain as a result of the acquisition of First Eastern of $1.5 million and expense of $2.3 million for a contribution to a charitable foundation formed in connection with the Company’s mutual-to-stock conversion. These non-core items and their financial impact are summarized in the table presented on page 34 under the caption “Non- GAAP Measures.”

Analysis of Net Interest Income

Net interest income represents the difference between income we earn on our interest-earning assets and the expense we pay on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned on such assets and paid on such liabilities.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of acquisition accounting adjustments as well as deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended September 30,
	2017			2016
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$398,499	$3,936	3.95%	$356,940	$3,434	3.85%
Investment securities(2) (3)	69,153	472	2.73%	59,731	418	2.80%
Interest-earning deposits	9,221	27	1.17%	40,362	70	0.69%
Total interest-earning assets	476,873	4,435	3.72%	457,033	3,922	3.43%
Noninterest-earning assets	28,058			30,655
Total assets	$504,931			$487,688
Interest-bearing liabilities:
Savings accounts	103,938	42	0.16%	105,594	30	0.11%
NOW accounts	46,098	57	0.49%	40,141	58	0.58%
Money market accounts	57,272	76	0.53%	46,142	45	0.39%
Term certificates	91,226	231	1.01%	102,190	255	1.00%
Total interest-bearing deposits	298,534	406	0.54%	294,067	388	0.53%
FHLBB advances	53,610	167	1.25%	41,627	67	0.64%
Total interest-bearing liabilities	352,144	573	0.65%	335,694	455	0.54%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	62,210			61,969
Other noninterest-bearing liabilities	6,084			4,317
Total liabilities	420,438			401,980
Total stockholders' equity	84,493			85,708
Total liabilities and stockholders' equity	$504,931			$487,688
Net interest income		$3,862			$3,467
Interest rate spread(4)			3.07%			2.89%
Net interest-earning assets(5)	$124,729			$121,339
Net interest margin(6)			3.24%			3.03%

Ratio of interest-earning assets to interest- bearing liabilities	135.42%			136.15%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available-for-sale, FHLBB stock and investment in the Depositors Insurance Fund.
(3)	Includes tax equivalent adjustments for municipal securities, based on a 34% effective tax rate, of $45,000 and $46,000 for the three months ended September 30, 2017 and 2016.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2017
	Compared to
	Three Months Ended September 30, 2016
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$408	$94	$502
Investment securities	65	(11)	54
Interest-earning deposits	(74)	31	(43)
Total interest-earning assets	399	114	513
Interest-bearing liabilities:
Savings accounts	—	12	12
NOW accounts	(16)	15	(1)
Money market accounts	12	19	31
Term certificates	(28)	4	(24)
Total interest-bearing deposits	(32)	50	18
FHLBB advances	24	76	100
Total interest-bearing liabilities	(8)	126	118

Change in net interest income	$407	$(12)	$395

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $513,000, or 13.1%, to $4.4 million for the three months ended September 30, 2017 compared to $3.9 million for the three months ended September 30, 2016. This increase was due to the growth in the loan portfolio in the current year. Following completion of the initial public offering (“IPO”) in July 2016, the Company gradually deployed $49.8 million of IPO proceeds by growing its loan portfolio. The yield on interest-earning assets increased 29 basis points to 3.72% in the 2017 quarter from 3.43% in the same quarter of the prior year due principally to the higher proportion of loans to total interest-earning assets and a 10 basis points increase in the yield on loans.

Interest Expense. Interest expense increased $118,000, or 25.9%, to $573,000 for the three months ended September 30, 2017 compared to $455,000 for the three months ended September 30, 2016. This increase principally reflects growth in the average balance of FHLBB advances of $12.0 million and a 11 basis points increase to 0.65% in cost of funds. The increase in cost of funds was due to a 1 basis point increase in the cost of interest-bearing deposits caused by selective increases in the rates paid on certain deposit products in response to market conditions and a 61 basis points increase in the cost of FHLBB advances caused by Federal Reserve Board actions to increase the federal funds rate by 50 basis points between periods.

Net Interest Income. Net interest income increased $395,000, or 11.4%, to $3.9 million for the three months ended September 30, 2017 compared to $3.5 million for the three months ended September 30, 2016. This improvement resulted principally from loan growth which was funded by IPO proceeds. The net interest margin increased in the third quarter of 2017 to 3.24% from 3.03% in the third quarter of 2016 due to an increase of $19.8 million in interest-earning assets as well as an increase in the portion of interest-earning assets invested in the loan portfolio during the past year. The Company’s loan-to-deposit ratio was 103.9% at September 30, 2017 compared to 94.8% at September 30, 2016.

Provision for Loan Losses. Based on the application of our loan loss methodology, no provision for loan losses was recorded for the three months ended September 30, 2017 compared to a credit provision of $160,000 for the three months ended September 30, 2016. Classified and nonaccrual loan balances were stable during the current quarter with regional and local economic data, including housing prices, continuing their positive trend of the past several years. The allowance for loan losses was at 0.94% of total loans at September 30, 2017 compared to 0.98% at December 31, 2016, and was 162.5% of non-performing loans at September 30, 2017 compared to 147.2% at December 31, 2016.

Net Gain on Sales of Mortgage Loans. The net gain on sales of mortgage loans decreased $2.7 million, or 49.9%, to $2.7 million for the three months ended September 30, 2017 compared to $5.4 million for the three months ended September 30, 2016. During the three months ended September 30, 2017 and 2016, we sold $108.4 million and $187.1 million, respectively, of residential mortgage loans. Loan originations in 2017 continue to be adversely affected by a lower volume of loan refinancing activity than we experienced in the prior year and a shortage of homes being marketed for sale. Through September 30, 2017, 74% of our loan originations funded home purchases and 26% funded the refinancing of loans. For all of 2016, loan refinancing activity accounted for 45% of total originations.

Other Non-interest Income. Non-interest income, excluding the net gain on the sales of mortgage loans, decreased $1.1 million to $866,000 for the three months ended September 30, 2017 compared to $2.0 million during the same quarter of the prior year. During the third quarter of 2016, we recognized a bargain purchase gain of $1.5 million resulting from the acquisition of First Eastern. Exclusive of this non-recurring item, other non-interest income would have increased $358,000, principally due to an increase of $425,000 in loan servicing income. The improvement in loan servicing income in the 2017 period was primarily due to an increase in the valuation allowance for MSRs of $416,000 in 2016 caused by a reduction in the fair value of MSRs.

Non-interest Expenses. Non-interest expenses decreased $3.4 million and amounted to $7.2 million for the three months ended September 30, 2017 compared to $10.7 million for the same period in 2016. Included in both periods are merger and integration costs associated with the First Eastern acquisition, which amounted to $7,000 and $514,000 for the three months ended September 30, 2017 and 2016, respectively. Also included in non-interest expenses for the three months ended September 30, 2016 was $2.3 million for the funding of a new charitable foundation formed at the time of the Company’s mutual-to-stock conversion in July 2016. Exclusive of these costs, the decrease in non-interest expenses would have been $661,000, which was primarily due to lower salaries and employee benefits in the 2017 period.

Salaries and employee benefits decreased $680,000, or 12.7%, in the third quarter of 2017 compared to the same quarter in the prior year. This decrease is primarily due to lower commission expense associated with the 35% decrease in residential mortgage loan originations in 2017 and lower incentive compensation costs. Professional fees decreased $45,000, or 11.5%, due to fewer consulting projects in the current year. Partially offsetting these expense reductions was an increase of $142,000, or 105.2% in marketing costs. This increase was due to the greater use of advertising in 2017.

We incurred merger and integration costs directly attributable to the First Eastern acquisition of $7,000 and $514,000 during the three months ended September 30, 2017 and 2016, respectively. Costs incurred in the 2017 period were primarily for professional fees and were reduced by a reversal of forfeited severance benefits. Costs incurred in the 2016 period were primarily for employee retention bonuses and system de-conversion costs. The final phase of merger integration involving conversion of the loan servicing system was completed during the third quarter of 2017.

Income Tax Expense. A deferred tax provision of $129,000 was recognized for the three months ended September 30, 2017, while no tax provision or benefit was recognized for the three months ended September 30, 2016. The tax provision for the current quarter resulted from a limitation in the year-to-date tax benefit included in results of operations. This tax benefit is fully offset by a tax provision attributable to other comprehensive income relating to appreciation in the fair value of available-for-sale securities. The Company continues to maintain a full valuation allowance for its net deferred tax assets.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

General. Operating results for the nine months ended September 30, 2016 include First Eastern only since the date of acquisition of July 1, 2016, while operating results for the nine months ended September 30, 2017 include First Eastern for the entire period. Separate operating results for First Eastern for the nine months ended September 30, 2017 are not available due to a conversion of systems that occurred in the fourth quarter of 2016.

The Company incurred a net loss of $548,000 for the nine months ended September 30, 2017 compared to net income of $1.0 million for the nine months ended September 30, 2016. Operating results for both periods were affected by merger and integration costs related to the acquisition of First Eastern and amounted to $531,000 and $664,000 for the nine months ended September 30, 2017 and 2016, respectively.  In addition, the operating results for the nine months ended September 30, 2016 included a bargain purchase gain as a result of the acquisition of First Eastern of $1.5 million, expense of $2.3 million for a contribution to a charitable foundation formed in connection with the Company’s mutual-to-stock conversion and an insurance settlement gain of $486,000 These non-core items and their financial impact are summarized in the table presented on page 34 under the caption “Non- GAAP Measures.”

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

	For the Nine Months Ended September 30,
	2017			2016
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans(1)	$379,910	$11,049	3.88%	$315,753	$8,982	3.79%
Investment securities(2) (3)	69,831	1,465	2.80%	60,566	1,328	2.92%
Interest-earning deposits	8,469	70	1.10%	22,635	124	0.73%
Total interest-earning assets	458,210	12,584	3.66%	398,954	10,434	3.49%
Noninterest-earning assets	29,796			30,058
Total assets	$488,006			$429,012
Interest-bearing liabilities:
Savings accounts	104,125	122	0.16%	99,321	111	0.15%
NOW accounts	46,660	161	0.46%	52,393	132	0.34%
Money market accounts	54,860	188	0.46%	42,793	128	0.40%
Term certificates	89,990	652	0.97%	92,854	662	0.95%
Total interest-bearing deposits	295,635	1,123	0.51%	287,361	1,033	0.48%
FHLBB advances	39,124	335	1.14%	33,887	185	0.73%
Total interest-bearing liabilities	334,759	1,458	0.58%	321,248	1,218	0.51%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	62,785			46,576
Other noninterest-bearing liabilities	6,211			5,894
Total liabilities	403,755			373,718
Total stockholders' equity	84,251			55,294
Total liabilities and stockholders' equity	$488,006			$429,012
Net interest income		$11,126			$9,216
Interest rate spread(4)			3.08%			2.98%
Net interest-earning assets(5)	$123,451			$77,706
Net interest margin(6)			3.24%			3.08%

Ratio of interest-earning assets to interest- bearing liabilities	136.88%			124.19%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available-for-sale, FHLBB stock and investment in the Depositors Insurance Fund.
(3)	Includes tax equivalent adjustments for municipal securities, based on a 34% effective tax rate, of $136,000 and $143,000 for the nine months ended September 30, 2017 and 2016.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine Months Ended September 30, 2017
	Compared to
	Nine Months Ended September 30, 2016
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$1,867	$200	$2,067
Investment securities	156	(19)	137
Interest-earning deposits	(99)	45	(54)
Total interest-earning assets	1,924	226	2,150
Interest-bearing liabilities:
Savings accounts	6	5	11
NOW accounts	(17)	46	29
Money market accounts	40	20	60
Term certificates	(21)	11	(10)
Total interest-bearing deposits	8	82	90
FHLBB advances	32	118	150
Total interest-bearing liabilities	40	200	240

Change in net interest income	$1,884	$26	$1,910

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $2.2 million, or 20.6%, to $12.6 million for the nine months ended September 30, 2017 compared to $10.4 million for the nine months ended September 30, 2016. This increase was due to the both the investment of IPO proceeds of $49.8 million and the acquisition of First Eastern, which contributed to an increase in average interest-earning assets of $59.3 million between periods. The yield on interest-earning assets increased 17 basis points to 3.66% in the first nine months of 2017 from 3.49% in the prior year period due principally to the higher proportion of loans to total interest-earning assets and a 9 basis points increase in the yield on loans.

Interest Expense. Interest expense increased $240,000, or 19.7%, to $1.5 million for the nine months ended September 30, 2017 compared to $1.2 million for the nine months ended September 30, 2016. This increase principally reflects growth in the average balance of interest-bearing deposits of $8.3 million and a 7 basis points increase to 0.58% in cost of funds. The increase in cost of funds was due to a 3 basis points increase in the cost of interest-bearing deposits caused by selective increases in the rates paid on certain deposit products in response to market conditions and a 41 basis points increase in the cost of FHLBB advances caused by Federal Reserve Board actions to increase the federal funds rate by 50 basis points between periods.

Net Interest Income. Net interest income increased $1.9 million, or 20.7%, to $11.1 million for the nine months ended September 30, 2017 compared to $9.2 million for the nine months ended September 30, 2016. This improvement resulted principally from loan growth which was funded by IPO proceeds, and a $16.2 million increase in the average balance of noninterest-bearing deposits. The net interest margin increased in the first nine months of 2017 to 3.24% from 3.08% in the prior year period due primarily to an increase in the ratio of interest-earning assets to interest-bearing liabilities to 136.9% in the 2017 period compared to 124.2% in the 2016 period. This improvement was caused by the receipt of the IPO proceeds and the increase in the average balance of noninterest-bearing deposits between periods.

Provision for Loan Losses. Based on the application of our loan loss methodology, we recorded a provision for loan losses of $335,000 for the nine months ended September 30, 2017 compared to a credit provision of $98,000 for the nine months ended September 30, 2016. Classified and nonaccrual loan balances were stable during the first nine months of 2017 with regional and local economic data, including housing prices, continuing their positive trend of the past several years. The provision in the 2017 period primarily reflected portfolio growth in both real estate and non-real estate secured loans. The allowance for loan losses was at 0.94% of total loans at September 30, 2017 compared to 0.98% at December 31, 2016, and was 162.5% of non-performing loans at September 30, 2017 compared to 147.2% at December 31, 2016.

Net Gain on Sales of Mortgage Loans. The net gain on sales of mortgage loans increased $123,000 to $7.3 million for the nine months ended September 30, 2017 compared to $7.1 million in the nine months ended September 30, 2016. During the first nine months of 2017, we sold $308.2 million of residential mortgage loans compared to $246.1 million of such loans in the nine months ended September 30, 2016. These increases are due to the acquisition of First Eastern. Loan originations in 2017 continue to be adversely affected by a lower volume of loan refinancing activity than we experienced in the prior year and a shortage of homes being marketed for sale. Through September 30, 2017, 74% of our loan originations funded home purchases and 26% funded the refinancing of loans. For all of 2016, loan refinancing activity accounted for 45% of total originations.

Other Non-interest Income. Non-interest income, excluding the net gain on the sales of mortgage loans, decreased $456,000 to $3.2 million for the nine months ended September 30, 2017 compared to $3.6 million during the same period of the prior year. During the first nine months of 2016, we recognized a bargain purchase gain of $1.5 million as a result of the acquisition of First Eastern and a gain of $486,000 on a life insurance settlement. Exclusive of these non-recurring items, other non-interest income would have increased in the 2017 period by $1.5 million principally due to an increase of $1.1 million in mortgage servicing income and $327,000 in fees generated by a subsidiary acquired in the acquisition of First Eastern which provides loan closing services. The First Eastern acquisition resulted in a near tripling of serviced loans leading to this increase. Significantly contributing to the increase in loan servicing income were adjustments to the valuation allowance for MSRs due to changes in their fair value. In the 2016 period, an increase in the valuation allowance of $464,000 was recorded while in the 2017 period a reduction in the valuation allowance of $134,000 was recorded resulting in a net increase in mortgage servicing income between periods of $598,000. The partial reversal of the valuation allowance for MSRs in 2017 was due to slower expected loan prepayment speeds.

Non-interest Expenses. Non-interest expenses increased $2.9 million and amounted to $21.8 million for the nine months ended September 30, 2017 compared to $18.9 million for the nine months ended September 30, 2016.  Included in both periods are merger and integration costs associated with the First Eastern acquisition, which amounted to $531,000 and $664,000 for the nine months ended September 30, 2017 and 2016, respectively. Also included in non-interest expenses for the nine months ended September 30, 2016 was $2.3 million for the funding of a new charitable foundation formed at the time of the Company’s mutual-to-stock conversion in July 2016. Exclusive of these costs, the increase in non-interest expenses would have been $5.3 million. This increase is due in large part to the acquisition of First Eastern. Most expense categories experienced increases resulting from this transaction, the most significant of which was salaries and employee benefits.

Salaries and employee benefits increased $4.1 million, or 41.6%, and amounted to $14.1 million for the nine months ended September 30, 2017 compared to $9.9 million for the same period in the prior year. As a result of the acquisition of First Eastern in July 2016, the Company doubled the number of employees leading to this increase. Partially offsetting this increase are lower incentive compensation costs. Marketing costs increased $317,000, or 103.3%, in the 2017 period compared to the prior year due to increased advertising, including internet advertising, and costs associated with rebranding of the Bank.

Occupancy and equipment expenses increased $509,000, or 35.2%, in the first nine months of 2017 compared to the same period in the prior year. This increase is due to additional rent expense and related property costs associated with First Eastern’s lending center and loan production offices.

Data processing expenses decreased $55,000, or 9.2%, in the first nine months of 2017 compared to the same period in the prior year. This decrease is due to revised pricing from the Company’s core data processor that went into effect in March 2016, partially offset by additional costs associated with First Eastern. All of First Eastern’s data processing systems have been converted to the Company’s systems as of September 30, 2017.

During the nine months ended September 30, 2016, the Company recognized a $150,000 write-down in the carrying value of a commercial building on which it had foreclosed. This building, which was the only foreclosed real estate owned by the Company during the past three years, was sold in the fourth quarter of 2016.

We incurred merger and integration costs directly attributable to the First Eastern acquisition of $531,000 and $664,000 during the nine months ended September 30, 2017 and 2016, respectively. Costs incurred in the 2017 period were for severance payments, system conversion costs and consulting fees. Costs incurred in the 2016 period were primarily for legal fees, integration consulting services, employee retention bonuses and system de-conversion costs.

Other non-interest expenses increased $494,000, or 19.4%, in the first nine months of 2017 compared to the period in the prior year. This increase is primarily due to the acquisition of First Eastern and public company related costs.

Income Tax Expense (Benefit). A deferred tax benefit of $151,000 was recognized for the nine months ended September 30, 2017, while no benefit for income taxes was recognized for the nine months ended September 30, 2016. The deferred tax benefit resulted from, and was limited to, an offsetting tax provision attributable to other comprehensive income relating to appreciation in the fair value of available-for-sale securities. The Company continues to maintain a full valuation allowance for its net deferred tax assets.

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

The following table summarizes the impact of non-core items recorded for the reporting periods indicated below and reconciles them in accordance with GAAP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Income (loss) before income taxes - GAAP basis	$178	$289	$(696)	$1,012
Non-interest income adjustments:
Bargain purchase gain	—	(1,451)	—	(1,451)
Gain on life insurance settlement	—	—	—	(486)
Non-interest expense adjustments:
Charitable foundation contribution		2,275		2,275
Merger and integration costs	7	514	531	664
Related tax effects	(73)	—	64	(3)
Net income (loss) - Non-GAAP basis	$112	$1,627	$(101)	$2,011

Asset Quality

Nonperforming Assets. The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	September 30, 2017	December 31, 2016
Nonaccrual loans:	(In thousands)
Real estate loans:
One- to four-family residential	$1,906	$1,945
Commercial	—	—
Home equity loans and lines of credit	276	276
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total nonaccrual loans	2,182	2,221
Other real estate owned	—	—
Total nonperforming assets	2,182	2,221
Performing troubled debt restructurings	3,435	3,433
Total nonperforming assets and performing troubled debt restructurings	$5,617	$5,654

Total nonperforming loans to total loans(1)	0.58%	0.66%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.11%	1.17%

(1)	Total loans exclude loans held for sale and net deferred loan costs and fees.

Interest income that would have been recorded for the nine months ended September 30, 2017 had nonaccruing loans been current according to their original terms amounted to $69,000. Income related to nonaccrual loans included in interest income for the nine months ended September 30, 2017 amounted to $62,000.

Classified Loans.  The following table shows the aggregate amounts of our regulatory classified loans at the dates indicated.

	September 30, 2017	December 31, 2016
	(In thousands)
Classified assets:
Substandard	$948	$1,098
Doubtful	—	—
Loss	—	—
Total classified assets	$948	$1,098

Special mention	$2,682	$2,214

Other than as disclosed in the above tables, there are no other loans where management has information indicating that there is serious doubt about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	September 30, 2017			December 31, 2016
	30-59 Days	60-89 Days	90 Days or	30-59 Days	60-89 Days	90 Days or
(In thousands)	Past Due	Past Due	More Past Due	Past Due	Past Due	More Past Due
Real estate loans:
One- to four-family residential	$1,112	$—	$—	$1,168	$201	$46
Commercial	—	—	—	400	—	—
Home equity loans and lines of credit	68	107	247	258	30	247
Construction	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Consumer loans	—	—	—	59	—	—
Total	$1,180	$107	$247	$1,885	$231	$293

Allowance for Loan Losses. The following table sets the breakdown for loan losses by loan category at the dates indicated.

	September 30, 2017			December 31, 2016
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$842	23.75%	50.49%	$1,018	31.12%	53.43%
Commercial	1,578	44.51%	25.85%	1,410	43.11%	26.38%
Home equity loans and lines of credit	344	9.71%	10.41%	436	13.33%	10.56%
Construction	339	9.56%	6.20%	225	6.88%	7.05%
Commercial and industrial loans	261	7.36%	4.37%	37	1.13%	0.62%
Consumer loans	181	5.11%	2.68%	145	4.43%	1.96%
Total	$3,545	100.00%	100.00%	$3,271	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Allowance at beginning of period	$3,271	$3,239
Provision (credit) for loan losses	335	(98)
Charge offs:
Real estate loans:
One- to four-family residential	—	—
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	(134)	(66)
Total charge-offs	(134)	(66)

Recoveries:
Real estate loans:
One- to four-family residential	19	4
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	35	—
Consumer loans	19	17
Total recoveries	73	21
Net charge-offs	(61)	(45)
Allowance at end of period	$3,545	$3,096
Total loans outstanding(1)	$376,322	$330,615
Average loans outstanding	$379,910	$315,753
Allowance for loan losses as a percent of total loans outstanding(1)	0.94%	0.94%
Net loans charged off as a percent of average loans outstanding(2)	0.02%	0.02%
Allowance for loan losses to nonperforming loans	162.54%	130.30%

(1)	Total loans exclude loans held for sale but include net deferred loan costs and fees.
(2)	Annualized.

Liquidity and Capital Resources

At September 30, 2017, we had $56.9 million of FHLBB advances outstanding. At that date, we had the ability to borrow up to an additional $86.3 million from the FHLBB and $3.5 million under a line of credit with a correspondent bank.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2017, cash and cash equivalents totaled $8.2 million.

Financing activities consist primarily of activity in deposit accounts and borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. We experienced a net increase in deposits of $7.7 million for the nine months ended September 30, 2017.

At September 30, 2017, we had $50.9 million in loan commitments outstanding, including $40.0 million related to loans to be sold in the secondary mortgage market and for which the Company had $18.8 million in forward loan sale commitments from investors. In addition to commitments to originate loans, we had $38.4 million in unused lines of credit to borrowers and letters of credit and $7.9 million in undisbursed construction loans. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2017 totaled $49.5 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed.

We are subject to various regulatory capital requirements, including a risk-based capital measure. At September 30, 2017, our Tier 1 capital to average assets ratio was 17.23%. We exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to disclose quantitative and qualitative information about market risk as it qualifies as a smaller reporting company.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) On September 15 2017, the Company announced a stock repurchase program under which the Company may repurchase up to 586,854 shares, or 10% of its shares currently outstanding. Repurchases under this program may be made in open market or in privately negotiated transactions and pursuant to any trading plan that may be adopted in accordance with the SEC’s Rule 10b5-1. No shares have been repurchased as part of this program as of September 30, 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

10.1

Randolph Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated by refence to Exhibit 10.1 to the Current Report on the Form 8-K filed with the Securities and Exchange Commission on August 23, 2017).

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

101

The following materials from Randolph Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2017 and 2016, Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Randolph Bancorp, Inc.

Date: November 7, 2017	By:	/s/ James P. McDonough
James P. McDonough
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2017	By:	/s/ Michael K. Devlin
Michael K. Devlin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)