Form 10-K
period 2017-12-31
Randolph Bancorp, Inc.
filed 2018-03-16
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such ﬁles). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, or a smaller reporting company. See the deﬁnitions of “large accelerated ﬁler,” “accelerated ﬁler” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-afﬁliates as of the last business day of the registrant’s most recently completed second ﬁscal quarter was $78,736,498.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 6,029,776 shares as of March 15, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Randolph Bancorp, Inc.

2017 Form 10-K

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

PART I

Item 1. Business.

Randolph Bancorp, Inc.

Randolph Bancorp, Inc. (“we,” “our,” “us,” “Randolph,” or the “Company”) is a Massachusetts corporation organized in 2016 and is the stock holding company of Envision Bank (“Bank”), formerly Randolph Savings Bank. Randolph Bancorp, Inc.’s primary business activities are the ownership of the outstanding capital stock of Envision Bank and management of the investment of offering proceeds retained from Randolph Bancorp’s mutual-to-stock conversion (the “conversion”) and our initial public offering in 2016. On July 1, 2016, we completed an initial public offering selling 5,686,750 shares of common stock at $10.00 per share for approximately $56.9 million in gross proceeds, including 469,498 shares sold to the Bank’s employee stock ownership plan (“ESOP”). In connection with the conversion and initial public offering, we also issued 181,976 shares of common stock and contributed $455,000 in cash to Randolph Savings Charitable Foundation, Inc., now Envision Bank Foundation, Inc. We also completed the acquisition of First Eastern Bankshares Corporation on July 1, 2016 for cash of $14.1 million. In the future, Randolph Bancorp, Inc. may pursue other business activities permitted by applicable laws and regulations for such holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in Envision Bank. There are no specific plans for any additional capital issuance, merger or acquisition, or other diversification of Randolph Bancorp, Inc.’s activities at the present time. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiary on a consolidated basis.

At December 31, 2017, we had total assets of $531.9 million, deposits of $366.8 million and stockholders’ equity of $81.5 million.

Randolph Bancorp, Inc.’s cash flows will depend upon earnings from the investment of the portion of net proceeds retained from its initial public offering, payments on the loan made to the ESOP, repurchases of stock and any dividends received from Envision Bank. Initially, Randolph Bancorp, Inc. will not own or lease any property, but will instead use the premises, equipment, and other property of Envision Bank.

Envision Bank

Envision Bank is a Massachusetts-chartered savings bank headquartered in Stoughton, Massachusetts with its main office in Randolph, Massachusetts. Envision Bank was organized in 1851 as Randolph Savings Bank. It reorganized into the mutual holding company structure in 2002 and into a stock holding company structure in 2016. Envision Bank is currently the wholly-owned subsidiary of Randolph Bancorp, Inc., a Massachusetts stock holding company. On July 1, 2016, we acquired First Eastern Bankshares Corporation and its wholly-owned subsidiary, First Federal Savings Bank of Boston (together, “First Eastern”), which was merged with the Bank. First Eastern was actively engaged in mortgage banking including the origination and sale of residential mortgage loans in the secondary market and the servicing of a portion of sold loans for investors.

In March 2018, Randolph Savings Bank changed its name to Envision Bank. This change was in response to expansion of the Bank’s market area and offering of products beyond those generally associated with traditional savings banks.

Envision Bank provides financial services to individuals, families, and small to mid-size businesses through our six full-service banking offices located in Norfolk and Suffolk Counties, Massachusetts and our six loan production offices and lending centers located throughout eastern Massachusetts. The Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans, commercial real estate loans, home equity loans and lines of credit, commercial and industrial loans, construction loans, consumer loans, and investment securities. The Bank offers a full range of deposit accounts, including statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, and IRAs.

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

Competition

We face intense competition in making loans and attracting deposits. Our most direct competition for deposits has historically come from the banking institutions operating in our primary market area and from other financial service companies, such as securities brokerage firms, credit unions, and insurance companies. We also face competition for investors’ funds from money market funds and mutual funds. At June 30, 2017, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (FDIC), we held 1.38% of the deposits in Norfolk County, which was the 18th largest market share out of 48 financial institutions with offices in Norfolk County. Many of the banks owned by large national and regional holding companies and other community-based banks that operate in our primary market area are larger than we are and, therefore, may have greater resources or offer a broader range of products and services.

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

Lending Activities

Our primary lending activity is the origination of one- to four-family residential mortgage loans, commercial real estate loans, home equity loans and lines of credit, construction loans, commercial and industrial loans, and consumer loans, predominantly in our core market area in eastern Massachusetts, Rhode Island and southern New Hampshire.

Loan Portfolio. The following table sets forth the composition of our loan portfolio at the dates indicated:

	At December 31,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One- to four-family residential	$198,475	49.29%	$179,025	53.43%	$166,483	57.99%	$152,063	60.48%	$123,126	59.47%
Commercial	101,755	25.27%	88,394	26.38%	74,911	26.09%	68,380	27.20%	61,994	29.94%
Home equity loans and lines of credit	38,968	9.68%	35,393	10.56%	33,259	11.58%	25,475	10.13%	18,881	9.12%
Construction	25,357	6.30%	23,629	7.05%	7,807	2.72%	2,189	0.87%	—	—
Commercial and industrial loans	21,766	5.41%	2,067	0.62%	2,040	0.71%	2,161	0.86%	2,302	1.11%
Consumer loans	16,337	4.05%	6,578	1.96%	2,602	0.91%	1,148	0.46%	755	0.36%
	402,658	100.00%	335,086	100.00%	287,102	100.0%	251,416	100.00%	207,058	100.00%
Net deferred loan costs and fees, and purchase premiums	1,452		1,176		1,288		1,136		745
Allowance for loan losses	(3,737)		(3,271)		(3,239)		(3,544)		(3,829)
Loans, net	$400,373		$332,991		$285,151		$249,008		$203,974

Loan Maturities. The following table sets forth the scheduled contractual amortization of Randolph Savings Bank’s loan portfolio at December 31, 2017. Loans having no schedule of repayments or no stated maturity are reported as being in greater than five years. The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude net deferred loan costs and fees, and purchase premiums. The following table also sets forth the rate structure of loans scheduled to mature after one year.

	December 31, 2017
(In thousands)	One-to Four- Family Residential Real Estate	Commercial Real Estate	Home Equity Loans and Lines of Credit	Construction	Commercial and Industrial	Consumer	Total Loans
Amounts due in:
One year or less	$8,153	$6,770	$1,575	$22,476	$3,798	$2,456	$45,228
After one year through five years	33,377	27,275	5,111	2,881	4,924	7,218	80,786
Beyond five years	156,945	67,710	32,282	—	13,044	6,663	276,644
Total	$198,475	$101,755	$38,968	$25,357	$21,766	$16,337	$402,658
Interest rate terms on amounts due after one year:
Fixed rate	$111,466	$34,556	$1,294	$—	$—	$13,881	$161,197
Adjustable rate	78,856	60,429	36,099	2,881	17,968	—	196,233
Total	$190,322	$94,985	$37,393	$2,881	$17,968	$13,881	$357,430

Residential Mortgage Loans. We offer mortgage loans to enable borrowers to purchase homes or refinance loans on existing homes, most of which serve as the primary residence of the owner. Excluding loans maturing in one year or less, residential mortgage loans were $190.3 million, or 47.3% of total loans, and consisted of $111.5 million and $78.9 million of fixed-rate and adjustable rate loans, respectively, at December 31, 2017. Non-owner occupied residential loans were $36.6 million, or 9.3% of total loans.

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

Commercial Real Estate Loans. At December 31, 2017, commercial real estate loans were $101.8 million, or 25.3% of total loans.

We originate fixed- and adjustable-rate commercial real estate loans for terms generally up to ten years, though on an exception basis commercial real estate loans will be granted with terms up to twenty years. Excluding loans maturing in one year or less, commercial real estate loans consisted of $34.6 million of fixed-rate loans and $60.4 million of adjustable rate loans at December 31, 2017. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years and generally are adjusted to a rate equal to a specified percentage above the corresponding Federal Home Loan Bank of Boston classic borrowing rate. Most of our adjustable-rate commercial real estate loans adjust every five years and amortize over a 25 year term. Loan amounts do not generally exceed 75.0% of the property’s appraised value at the time the loan is originated but may be made up to 80.0% of appraised value on an exception basis.

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

At December 31, 2017, the average loan balance of our outstanding commercial real estate loans was $683,000 and our largest commercial real estate loan was $4.5 million.

Loans secured by commercial real estate, including multi-family real estate, generally have larger balances and involve a greater degree of risk than residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, where applicable, to provide annual financial statements on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history, profitability, global cash flow of the borrower, guarantor, and all related entities, and the value of the underlying property. We require an environmental risk assessment prior to funding for commercial real estate loans.

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which are secured by one-to four-family residences. At December 31, 2017, home equity loans and lines of credit were $39.0 million, or 9.7% of total loans. Home equity lines of credit have monthly adjustable rates of interest with 15-year draws which are then amortized over 10 years. These loans are indexed to the prime rate and generally are subject to an interest rate floor. Our home equity loans generally have a fixed interest rate. We offer home equity loan and lines of credit with cumulative loan-to-value ratios generally up to 80.0%, when taking into account both the balance of the home equity loan and first mortgage loan. Any home equity loan or line of credit made with a loan to value ratio exceeding 80.0% is made as a policy exception.

The procedures for underwriting home equity loans and lines of credit include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount. The procedures for underwriting residential mortgage loans apply equally to home equity loans and lines of credit.

Construction Loans. At December 31, 2017, construction loans were $25.4 million, or 6.3% of total loans. We originate construction loans only in our market area of eastern Massachusetts, New Hampshire and Rhode Island. We primarily originate construction loans to contractors and builders, and to individuals, to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including small industrial buildings and retail and office buildings. Our construction loans generally are floating-rate, interest-only loans that provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan may be paid in full or converted to a permanent mortgage loan. Construction loans generally can be made with a maximum loan to value ratio of 75.0% of appraised market value for commercial construction and 80.0% of appraised market value for owner-occupied residential construction loans estimated upon completion of the project. Before making a commitment to fund a residential construction loan, we generally require an appraisal of the property by an independent licensed appraiser. Our construction loans do not provide for interest payments to be funded by interest reserves.

Our loan policy dictates a minimum equity contribution by the borrower of 10% to 30% depending on the loan type. All borrowers are underwritten and evaluated for creditworthiness based on past experience, debt service ability, net worth analysis including available liquidity, and other credit factors. We generally require personal guarantees on all construction loans. Advances are only made following an inspection of the property confirming completion of the required progress on the project and an update to the title completed by a bank approved attorney. For owner-occupied residential construction loans, loan to value ratios of greater than 80.0% may be approved when credit enhancements or mortgage insurance is in place.

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

Commercial and Industrial Loans. We make commercial and industrial loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. In 2017, we entered into a master participation agreement with a super-regional bank to purchase up to $20 million in loan participations. The underlying loans are to local franchisees of a major international fast food retailer. At December 31, 2017, commercial and industrial loans were $21.8 million, or 5.4% of total loans. Commercial lending products include term and time loans and revolving lines of credit. Commercial and industrial loans and lines of credit are generally made with variable rates of interest. Variable rates are based on either the 30 Day LIBOR rate or the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to a corresponding Federal Home Loan Bank of Boston Classic rate, plus a margin. Commercial and industrial loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately held companies with local or regional businesses that operate in our market area. In addition, commercial and industrial loans (excluding loan participations) are generally made only to existing customers having a business or individual deposit account and new borrowers are expected to establish appropriate deposit relationships with us if not already a depositor.

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, and the value of the collateral, primarily accounts receivable, inventory, and equipment. Generally, loans are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial and industrial loans (excluding loan participations) are generally made in amounts of up to 50.0% to 80.0% of the value of the collateral securing the loan.

At December 31, 2017, our largest commercial and industrial loan (excluding loan participations) was a $360,000 loan and our largest commercial line of credit was $335,000, of which $120,000 was outstanding at December 31, 2017.

The loan participations originated in 2017 involve loans to franchisees with multiple locations. At December 31, 2017, these loan participations totaled $20.0 million with an average loan balance per borrower (our portion) of $3.3 million.  These loans are secured by equipment though the most significant consideration in making these loans is the historical cash flows of the borrower.

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

Consumer Loans. We originate automobile loans, loans secured by passbook or certificate accounts, unsecured personal loans and overdraft loans. We also purchase consumer loans. We expanded our purchases of consumer loans in 2017 to include refinanced student loans and automobile loans. In aggregate, we purchased approximately $15.7 million of such loans in 2017. At December 31, 2017, total purchased consumer loans totaled $15.6 million, while the entire consumer loan portfolio totaled $16.3 million or 4.1% of total loans. Nearly 90% of consumer loans at December 31, 2017 were unsecured.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Bank management assesses the underwriting criteria for each of the entities from which it purchases consumer loans as part of its pre-purchase due diligence process. Refinanced student loans, which totaled $10.0 million at December 31, 2017, are purchased from an on-line lender specializing in the origination and refinancing of such loans. Applicants are screened based on a comprehensive set of underwriting criteria designed to assess “ability to pay”, including minimum FICO scores, monthly free cash flow, maximum leverage ratios and delinquency history. On average, borrowers on refinanced student loans have demonstrated six to seven years of payment history on their existing student loan prior to refinancing. Purchased automobile loans, which totaled $2.2 million at December 31, 2017, are purchased from a local lender specializing in the origination of such loans primarily to undocumented immigrants. In addition to the vehicle collateral, these loans include credit enhancement from the lender. The Bank also purchases unsecured personal loans from a national on-line lender. At December 31, 2017, such loans totaled $3.4 million and had an average balance of $2,800. These loans have an average FICO score at loan origination of 730 and an average balance of $5,000.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness, death or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loan Originations, Purchases and Sales. The primary source of loan originations are our in-house loan originators, advertising, and referrals from customers. We occasionally purchase commercial real estate loans or participation interests in commercial real estate loans and commercial and industrial, and from time to time we may purchase whole residential mortgage loans from other banks. We also purchase consumer loans.

Our current practice is generally to: (1) sell to the secondary market newly originated 15-year or longer term conforming fixed-rate residential mortgage loans and (2) hold in our portfolio non-conforming loans, as well as a portion of our longer-term fixed-rate loans and adjustable-rate residential mortgage loans. Beginning in 2017, we originated non-conforming loans for sale in bulk transactions using a broker. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. Loans are sold to third parties with servicing either retained or released. In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily the portion of loans that exceed our borrowing limits or are in an amount that is considered prudent to manage our credit risk.

Loan Originations. The following table sets forth our loan originations (excluding loans originated for sale in the secondary market), loans acquired in the First Eastern transaction, purchases and principal repayment activities during the periods indicated.

	Years Ended December 31,
(In thousands)	2017	2016	2015
Total loans at beginning of year	$335,086	$287,102	$251,416
Originations:
Real estate loans:
One- to four-family residential	56,229	30,239	44,942
Commercial	28,440	25,018	19,381
Home equity loans and lines of credit	18,224	15,570	14,523
Construction	24,069	17,651	10,014
Total real estate loan originations	126,962	88,478	88,860
Commercial and industrial loans	863	1,321	768
Consumer loans	301	219	826
Total loan originations	128,126	90,018	90,454
First Eastern acquisition:
Real estate loans:
One- to four-family residential	—	15,210	—
Commercial	—	3,959	—
Home equity loans and lines of credit	—	12,133	—
Total real estate	—	31,302	—
Consumer loans	—	4	—
Total acquired loans	—	31,306	—
Purchases/Participations:
Real estate loans:
One- to four-family residential	—	—	—
Commercial	—	—	—
Home equity loans and lines of credit	—	—	—
Construction	—	—	—
Total real estate loan purchases	—	—	—
Commercial and industrial loans	20,381	—	—
Consumer loans	15,651	6,849	1,446
Total loan purchases/participations	36,032	6,849	1,446
Other:
Principal repayments	(89,471)	(70,480)	(38,227)
Unadvanced funds on originations	(6,922)	(9,709)	(17,987)
Transfer to other real estate owned	(193)	—	—
Total other	(96,586)	(80,189)	(56,214)
Net loan activity	67,572	47,984	35,686
Total loans at end of year	$402,658	$335,086	$287,102

We also originate one-to-four-family residential mortgage loans for sale in the secondary mortgage market. During the years ended December 31, 2017, 2016, and 2015, the Bank originated $398.7 million, $404.6 million, and $105.8 million of such loans, respectively.

Loan Participations. We look to form relationships with other financial institutions and mitigate risk of our lending activities by participating either as the lead bank or as a participant in various loan transactions. We independently underwrite each loan using underwriting practices that generally do not differ from loans that we originate.

At December 31, 2017, the outstanding balances of loan participations purchased totaled $20.0 million and loan participations sold totaled $5.8 million.

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

Loans-to-One Borrower Limit. The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20.0% of its capital, which is defined under Massachusetts law as the sum of the Bank’s capital stock, surplus account, and undivided profits. At December 31, 2017, the Bank’s regulatory limit on loans-to-one borrower was $13.9 million. At that date, our largest lending relationship totaled $7.2 million and was secured by commercial real estate properties.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

Mortgage Banking Activities

We originate residential mortgage loans for our portfolio, for sale into the secondary market and for sale in bulk transactions through a broker. We generally underwrite our residential mortgage loans to conform to Fannie Mae and Freddie Mac standards. Approximately 88% of residential real estate loans that we originated in 2017 were sold into the secondary market. We generally hold originated adjustable-rate residential mortgage loans (ARMs) and non-conforming fixed-rate mortgage loans in our loan portfolio. We determine whether the loans will be held for investment or held for sale at the time of commitment. We may subsequently change our intent to hold loans for investment and sell some or all of our ARMs or fixed-rate mortgages as part of our asset/liability management function. Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $771.4 million and $1,046.6 million at December 31, 2017 and 2016, respectively. Net gains or losses recognized upon the sale of loans is included in noninterest income. For the years ended December 31, 2017 and 2016, the Bank sold $403.8 million and $403.6 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans of $9.2 million and $10.4 million, respectively.

To date, we have generally retained servicing on loans sold into the secondary market. After completion of the acquisition of First Eastern, we began selling a larger portion of the servicing on residential loans that we originate but intend to continue servicing residential mortgage loans originated to customers in our market area.

We also intend to sell the rights to service blocks of loans from time to time when we do not otherwise have a relationship with the customer. The decision to sell the right to service loans also takes into consideration regulatory capital rules under Basel III which require that a haircut to capital be taken when mortgage servicing rights exceed 10% of Tier 1 Capital. During 2017 and 2016, we sold the rights to service $379 million and $196 million in loans, respectively.

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

Mortgage servicing rights are recognized as separate assets at fair value when rights are acquired through purchase or through sale of financial assets. We capitalize mortgage servicing rights at their fair value upon sale of the related loans. Capitalized servicing rights are amortized into mortgage servicing income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. We measure impairment of our servicing rights on a disaggregate basis based on the predominant risk characteristics of the portfolio, and we discount the asset’s estimated future cash flows using a current market rate. We have determined the predominant risk characteristics to be prepayment risk and interest-rate risk. The fair value of the existing mortgage servicing rights as of December 31, 2017 and 2016 exceeded book value. To determine the fair value of mortgage servicing rights, we estimate the expected future net servicing revenue based on common industry assumptions, as well as on our historical experience.

An analysis of mortgage servicing rights for the years ended December 31, 2017 and 2016 is as follows:

(In thousands)	2017	2016
Balance, beginning of year	$8,486	$2,567
Acquisition of First Eastern	—	6,216
Additions through originations	2,310	2,382
Amortization	(1,071)	(1,064)
Sales	(3,238)	(1,191)
Valuation allowance	(90)	(424)
Balance, end of year	$6,397	$8,486
Fair value, end of year	$6,485	$8,520

Changes in interest rates influence a variety of significant assumptions included in the periodic valuation of mortgage servicing rights, including prepayment speeds, expected returns and potential risks on the servicing asset portfolio, the value of escrow balances and other servicing valuation elements. A decline in interest rates generally increases the propensity for refinancing, reduces the expected duration of the servicing portfolio and therefore reduces the estimated fair value of mortgage servicing rights. This reduction in fair value can cause a charge to mortgage servicing income. Conversely, an increase in interest rates generally increases the estimated fair value of mortgage servicing rights. Mortgage servicing income, net of amortization and changes in the valuation allowance, for the years ended December 31, 2017 and 2016 was $1.5 million and $430,000, respectively.

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

	At December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Nonaccrual loans:
Real estate loans:
One- to four-family residential	$1,976	$1,945	$2,022	$2,434	$2,797
Commercial	—	—	—	892	2,815
Home equity loans and lines of credit	276	276	30	81	—
Construction	—	—	—	—	—
Commercial and industrial loans	—	—	16	17	35
Consumer loans	—	—	—	—	—
Total nonaccrual loans	$2,252	$2,221	2,068	3,424	5,647
Other real estate owned:
One- to four-family residential	193	—	—	—	130
Commercial	—	—	500	600	—
Total other real estate owned	193	—	500	600	130
Total nonperforming assets	$2,445	$2,221	$2,568	$4,024	$5,777
Performing troubled debt restructurings	$3,383	$3,433	$4,172	$10,115	$10,437
Total nonperforming loans to total loans(1)	0.56%	0.66%	0.72%	1.36%	2.73%
Total nonperforming assets to total assets	0.46%	0.46%	0.67%	1.12%	1.55%

(1)	Total loans exclude loans held for sale and include net deferred loan costs and fees, and purchase premiums.

Interest income that would have been recorded for the year ended December 31, 2017, had nonaccruing loans been current according to their original terms amounted to $91,000. Income related to nonaccrual loans included in interest income for the year ended December 31, 2017, amounted to $83,000.

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

	December 31,
	2017	2016
	(In thousands)
Classified assets:
Substandard	$911	$1,098
Doubtful	—	—
Loss	—	—
Total classified assets	$911	$1,098
Special mention	$2,512	$2,214

None of the special mention loans at December 31, 2017 and 2016 were on nonaccrual.

Other than as disclosed in the above tables, there are no other loans where management has information indicating that there is serious doubt about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	December 31, 2017			December 31, 2016
	30-59 Days	60-89 Days	90 Days or	30-59 Days	60-89 Days	90 Days or
(In thousands)	Past Due	Past Due	More Past Due	Past Due	Past Due	More Past Due
Real estate loans:
One- to four-family residential	$737	$—	$—	$1,168	$201	$—
Commercial	—	—	—	400	—	—
Home equity loans and lines of credit	96	—	247	258	30	247
Construction	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Consumer loans	—	—	—	59	—	—
Total	$833	$—	$247	$1,885	$231	$247

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

At December 31, 2017, our allowance for loan losses was $3.7 million, or 0.92% of total loans and 165.9% of nonperforming loans. At December 31, 2016, our allowance for loan losses was $3.3 million, or 0.97% of total loans and 147.3% of nonperforming loans. Nonperforming loans at December 31, 2017 were $2.3 million, or 0.56% of total loans, compared to $2.2 million, or 0.66% of total loans, at December 31, 2016. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	December 31, 2017			December 31, 2016
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$854	22.85%	49.29%	$1,018	31.12%	53.43%
Commercial	1,620	43.35%	25.27%	1,410	43.11%	26.38%
Home equity loans and lines of credit	359	9.61%	9.68%	436	13.33%	10.56%
Construction	351	9.39%	6.30%	225	6.88%	7.05%
Commercial and industrial loans	335	8.96%	5.41%	37	1.13%	0.62%
Consumer loans	218	5.84%	4.05%	145	4.43%	1.96%
Total	$3,737	100.00%	100.00%	$3,271	100.00%	100.00%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2017	2016
	(In thousands)
Allowance at beginning of period	$3,271	$3,239
Provision for loan losses	540	103
Charge offs:
Real estate loans:
One- to four-family residential	—	—
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	(15)
Consumer loans	(153)	(81)
Total charge-offs	(153)	(96)

Recoveries:
Real estate loans:
One- to four-family residential	23	8
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	35	—
Consumer loans	21	17
Total recoveries	79	25
Net charge-offs	(74)	(71)
Allowance at end of period	$3,737	$3,271
Total loans outstanding(1)	$404,110	$336,262
Average loans outstanding	$388,623	$328,192
Allowance for loan losses as a percent of total loans outstanding(1)	0.92%	0.97%
Net loans charged off as a percent of average loans outstanding	0.02%	0.02%
Allowance for loan losses to nonperforming loans	165.94%	147.28%

(1)	Total loans exclude loans held for sale and include net deferred loan costs and fees, and purchase premiums.

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

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2017.

Investment Securities. The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2017		2016		2015
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
Debt securities:
U.S. Government-sponsored enterprises	$3,999	$4,025	$3,999	$4,081	$6,886	$7,033
Corporates	2,005	2,024	3,044	3,080	4,250	4,280
Municipals	12,707	12,868	13,857	14,055	15,327	15,775
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	18,729	18,397	21,130	20,722	14,277	14,509
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	14,451	14,061	14,676	14,178	5,465	5,444
U.S. Government guaranteed	2,132	2,126	9,589	9,457	11,742	11,768
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,871	1,878	2,127	2,155	2,437	2,455
U.S. Government-guaranteed	5,760	5,664	368	371	452	458
Mutual fund	545	533	545	538	545	545
Total securities available-for-sale	$62,199	$61,576	$69,335	$68,637	$61,381	$62,267

We classify all of our securities as available-for-sale. We do not engage in securities trading or derivatives activities in carrying out our investment strategies.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2017. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available-for- sale:
Debt securities:
U.S. Government- sponsored enterprises	$—	—	$3,999	2.52%	$—	—	$—	—	$3,999	2.52%
Corporates	470	1.73%	1,535	2.96%	—	—	—	—	2,005	2.65%
Municipals(1)	1,608	2.92%	8,843	2.85%	2,256	4.04%	—	—	12,707	3.08%
Residential mortgage- backed securities:
U.S. Government- sponsored enterprises	—	—	—	—	1,141	2.92%	17,588	2.85%	18,729	2.86%
Commercial mortgage- backed securities:
U.S. Government- sponsored enterprises	—	—	5,243	2.49%	9,208	2.08%	—	—	14,451	2.21%
U.S. Government- guaranteed	—	—	—	—	—	—	2,132	2.74%	2,132	2.74%
Collateralized mortgage obligations:
U.S. Government- sponsored enterprises	—	—	—	—	683	2.67%	1,188	2.80%	1,871	2.74%
U.S. Government- guaranteed	—	—	—	—	—	—	5,760	2.31%	5,760	2.31%
Mutual fund(2)	—	—	—	—	—	—	545	2.98%	545	2.98%
Total securities available-for-sale	$2,078	2.65%	$19,620	2.70%	$13,288	2.52%	$27,213	2.73%	$62,199	2.67%

(1)	Yields for municipal investments are not presented on a tax equivalent basis.
(2)	Investment in the mutual fund has no stated maturity and, accordingly, is presented herein with other investments maturing in more than 10 years.

U.S. Government - Sponsored Enterprises. At December 31, 2017, we had U.S. government and agency securities totaling $4.0 million, which constituted 6.4% of our securities portfolio. While these securities may provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Corporate Debt Securities. At December 31, 2017, we had corporate debt securities totaling $2.0 million, which constituted 3.2% of our securities portfolio. All of our corporate debt securities are investment grade and have maturities of less than 5 years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities.

Municipal Securities. At December 31, 2017, we had municipal securities totaling $12.7 million, which constituted 20.4% of our securities portfolio. All of our current municipal securities have maturities of less than 10 years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Mortgage-Backed Securities. At December 31, 2017, we had residential mortgage-backed securities totaling $18.7 million, which constituted 30.1% of our securities portfolio, and commercial mortgage-backed securities totaling $16.6 million, which constituted 26.7% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” pro-rata based on each investor’s respective interest in the security, net of certain costs, including servicing and guarantee fees.  Residential mortgage-backed securities typically are collateralized by pools of one- to four-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. Commercial mortgage-backed securities typically are collateralized by pools of commercial mortgage loans. The issuers of such securities pool and resell the participation interests in the form of securities to investors, such as Randolph Savings Bank.  The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a U.S. government agency or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

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

Collateralized Mortgage Obligations. At December 31, 2017, we had collateralized mortgage obligations issued by U.S. government-sponsored enterprises totaling $1.9 million, which constituted 3.0% of our securities portfolio, and collateralized mortgage obligations guaranteed by a U.S. government agency totaling $5.8 million, which constituted 9.3% of our securities portfolio.

Collateralized mortgage obligations are securities issued in the secondary market that are collateralized by pools of mortgages similar to mortgage-backed securities.  These two types of securities differ in how the principal and interest is received by their respective investors.  Cash flows from collateralized mortgage obligation securities typically are not received in the same pro-rata fashion as mortgage-backed securities.  Collateralized mortgage obligations can have contractually defined “tranches” that specify differing maturity dates, interest rates and principal balances.

Other Securities. We held common stock of the Federal Home Loan Bank of Boston in connection with our borrowing activities totaling $3.3 million at December 31, 2017. The Federal Home Loan Bank of Boston common stock is carried at cost. We may be required to purchase additional Federal Home Loan Bank of Boston stock if we increase borrowings in the future.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. At December 31, 2017, our balance in bank-owned life insurance totaled $8.0 million and was issued by six insurance companies, all of which were rated A- or better by A.M. Best Company.

Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Deposits are attracted from within our market area by sales efforts of our commercial loan and retail officers, advertising, and through our website. We offer a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts, and certificates of deposit. Brokered deposits are a more volatile source of funding than core deposits and do not increase our deposit franchise. In a rising rate environment, we may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings, which could increase our cost of funds and negatively impact our interest rate spread, financial condition, and results of operation. Brokered deposits totaled $7.1 million at December 31, 2017.

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

Deposits. The following table sets forth the average balances and weighted average rates of our deposit products at the dates indicated.

	For the Year Ended December 31,
	2017			2016			2015
(Dollars in thousands)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Deposit type:
Non-interest bearing demand	$61,871	17%	—	$45,142	13%	—	$32,515	11%	—
NOW	46,259	13%	0.47%	55,773	16%	0.31%	44,587	15%	0.19%
Money market deposits	56,535	16%	0.49%	44,937	13%	0.38%	53,245	17%	0.42%
Regular and other savings	103,670	29%	0.16%	99,764	29%	0.15%	91,458	30%	0.13%
Term certificates	90,879	25%	0.99%	92,597	27%	0.92%	81,925	27%	0.93%
Total	$359,214	100.00%	0.43%	$338,213	100.00%	0.40%	$303,730	100.00%	0.39%

The following table sets forth our term certificates classified by interest rate as of the dates indicated.

	At December 31,
(Dollars in thousands)	2017	2016	2015
0.00% - 1.00%	$41,695	$48,406	$42,242
1.01 - 2.00%	51,454	40,716	37,757
2.01 - 3.00%	267	768	3,392
Total	$93,416	$89,890	$83,391

The following table sets forth the amount and maturities of our term certificates by interest rate at December 31, 2017.

	Amount Due
(Dollars in thousands)	Less than One Year	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Four Years	More than Four Years	Total	% of Total Certificate Accounts
0.00 - 1.00%	$30,384	$8,666	$2,340	$305	$—	$41,695	45%
1.01 - 2.00%	19,166	13,804	6,153	4,568	7,763	51,454	55%
2.01 - 3.00%	—	—	261	—	6	267	—
Total	$49,550	$22,470	$8,754	$4,873	$7,769	$93,416	100%

As of December 31, 2017, the aggregate amount of our term certificates in amounts greater than or equal to $100,000 was approximately $42.2 million. The following table sets forth the maturity of these certificates as of December 31, 2017.

(In thousands) Maturity Period	Amount
Three months or less	$4,565
Over three through six months	3,643
Over six through twelve months	11,624
Over twelve months	22,358
Total	$42,190

Borrowings. We may utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank of Boston functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Boston and are authorized to apply for advances on the security of such stock and certain of our residential and commercial real estate loans. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank of Boston’s assessment of the institution’s creditworthiness. At December 31, 2017 and December 31, 2016, we had $76.0 million and $38.7 million in outstanding advances from the Federal Home Loan Bank of Boston, respectively. At December 31, 2017 and December 31, 2016, based on available collateral and our ownership of Federal Home Loan Bank of Boston stock, and based upon our internal policy, we had access to additional Federal Home Loan Bank of Boston advances of up to $67.6 million and $65.6 million, respectively. We also have a $4.2 million available line of credit with Federal Home Loan Bank of Boston and a $3.5 million available line of credit with a correspondent bank at December 31, 2017. We had no borrowings outstanding under either of these lines of credit at December 31, 2017 and 2016. Advances from the FHLBB are secured by a blanket pledge agreement on the Bank’s qualified collateral, defined principally as 75% of the carrying value of pledged first mortgage loans on owner-occupied residential property and 65% on pledged commercial real estate loans.

The following table sets forth information concerning balances and interest rates on our short-term FHLBB borrowings at the dates and for the periods indicated.

	At or for the Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Balance outstanding at end of period	$64,739	$19,898	$11,744
Average amount outstanding during the period	$34,656	$15,497	$9,057
Maximum outstanding at any month end	$64,739	$19,898	$11,744
Weighted average interest rate during the period	1.31%	0.77%	0.33%
Weighted average interest rate at end of period	1.59%	0.80%	0.51%

Personnel

As of December 31, 2017, we had 187 total employees, including 169 full-time and 18 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Envision Bank has eight wholly-owned subsidiaries. Cabot Security Corporation is a Massachusetts securities corporation formed to hold certain of our investment securities for tax purposes. Randolph Investment Company, Inc., Randolph Investment II Company, Inc., and Randolph Investment III Company, Inc. are Massachusetts corporations formed to hold certain real estate owned. Randolph Holding RI II, LLC is a Rhode Island limited liability company formed to hold the lease on our former Cranston, Rhode Island property. First Eastern Mortgage Corporation is an inactive Massachusetts corporation. Prime Title Services, Inc. is a Massachusetts corporation that provides mortgage loan closing services. First Realty Acquisition Corporation is a Massachusetts corporation that acquires, holds, manages, and disposes of real property in satisfaction of debts.

Supervision and Regulation

General

Envision Bank is a Massachusetts stock savings bank and is the wholly-owned subsidiary of Randolph Bancorp, Inc., a Massachusetts corporation, which is a registered bank holding company. Randolph Savings Bank’s deposits are insured up to applicable limits by the FDIC and by the Depositors Insurance Fund established by the Massachusetts General Laws for amounts in excess of the FDIC insurance limits. Randolph Savings Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency and state regulator, and by the FDIC, as its federal regulator and deposit insurer. Randolph Savings Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition. Randolph Savings Bank must also obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. Randolph Savings Bank must comply with consumer protection regulations issued by the Consumer Financial Protection Bureau (CFPB). Randolph Savings Bank is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the 12 regional banks in the Federal Home Loan Bank System.

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

Set forth below are certain material regulatory requirements that are applicable to Randolph Bancorp, Inc. and Envision Bank. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Randolph Bancorp, Inc. and Envision Bank.

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

Permissible Activities. A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5.0% of any class of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities that the Federal Reserve had determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto as of November 11, 1999. Some of the principal activities that the Federal Reserve had determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment, or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association whose direct and indirect activities are limited to those permitted for bank holding companies. A bank holding company that is well capitalized and well managed within the meaning of applicable regulations and whose subsidiary depository institutions are well capitalized and well managed and meet certain additional requirements, may elect to become a “financial holding company.” Such an election allows a bank holding company to engage in a broader array of financial activities, including insurance and investment banking activities.

Acquisition of Control. The BHCA provides that no company may directly or indirectly acquire control of a bank without the prior approval of the Federal Reserve. Any company that acquires control of a bank becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve. Pursuant to federal regulations, the term “company” is defined to include banks, corporations, partnerships, associations, and certain trusts and other entities, and a company has “control” of a bank or other company if the company owns, controls, or holds with power to vote 25.0% or more of any class of voting stock of the bank or other company, controls in any manner the election of a majority of the directors of the bank or other company, or if the Federal Reserve determines, after notice and opportunity for hearings, that the company has the power to exercise a controlling influence over the management or policies of the bank or other company. In addition, a bank holding company must obtain Federal Reserve approval prior to merging with another bank holding company or acquiring securities of a bank or bank holding company if, after such acquisition, the bank holding company would control more than 5.0% of any class of voting stock of the bank or bank holding company.

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

Capital. When it reaches $1 billion in total consolidated assets, we believe Randolph Bancorp, Inc. will be subject to the Federal Reserve’s capital adequacy regulations for bank holding companies (on a consolidated basis). These capital standards have historically been similar to, though less stringent than, those of the FDIC for Envision Bank. Subject to certain exceptions, including an exception for bank holding companies with less than $1 billion of assets, the Dodd-Frank Act, requires the Federal Reserve to establish, for all bank holding companies, minimum consolidated capital requirements that are as stringent as those required for insured depository institutions. Under regulations enacted by the Federal Reserve and generally effective January 1, 2015, all such bank holding companies are subject to regulatory capital requirements that are the same as or more stringent than the capital requirements applicable to Envision Bank. These capital requirements include provisions that, when applicable, might limit the ability of Randolph Bancorp, Inc. to pay dividends to its shareholders or repurchase its shares. See “—Federal Banking Regulation—Capital Requirements.” We believe Randolph Bancorp, Inc. is not subject to the new capital requirements as its total consolidated assets are below $1 billion, and we believe it otherwise meets the requirements of the Federal Reserve’s small bank holding company policy statement, including certain qualitative requirements with respect to nonbanking activities, off-balance sheet activities, and publicly-registered debt and equity. The small bank holding company policy statement generally facilitates the transfer of ownership of small community banks by allowing their holding companies to operate with higher levels of debt than would otherwise be permitted.

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

Dividends and Repurchases. A bank holding company is generally required to give the Federal Reserve prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10.0% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. The Federal Reserve Board has adopted an exception to that approval requirement for well capitalized bank holding companies that meet certain other conditions.

The Federal Reserve has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances, such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The policy statement also states that a bank holding company should inform and consult with the Federal Reserve supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Randolph Bancorp, Inc. to pay dividends, repurchase shares of common stock, or otherwise engage in capital distributions. In addition, the ability of Randolph Bancorp, Inc. to pay dividends may be restricted if Envision Bank becomes undercapitalized.

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

Capital Requirements. The FDIC currently requires federally insured state-chartered banks that are not members of the Federal Reserve System, or state non-member banks, to meet minimum capital standards: a 4.5% Tier 1 common equity to risk-weighted assets ratio, a 6.0% Tier 1 equity to risk weighted assets ratio, an 8.0% total capital to risk-weighted assets ratio and a leverage ratio of 4.0%. Additionally, subject to a transition schedule that began in 2016, the FDIC’s capital rules require Randolph Savings Bank to establish a capital conservation buffer of Tier I common equity in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets (1.25% at December 31, 2017), or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. If Randolph Bancorp, Inc. becomes subject to the Federal Reserve’s capital adequacy rules for bank holding companies, then Randolph Bancorp, Inc. would also become subject to a similar capital conservation buffer requirement that could restrict its ability to pay dividends, pay discretionary bonuses and/or engage in share repurchases. The capital conservation buffer is required to be fully implemented by January 1, 2019. Under the capital rules, risk-based capital ratios are calculated by dividing Common Equity Tier 1, Tier 1, and total risk-based capital, respectively, by risk-weighted assets. On- and off-balance exposures are assigned to various risk-weight categories based primarily on relative risk.

Under the FDIC’s rules, an FDIC supervised institution, such as Envision Bank is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Randolph Savings Bank is currently considered “well capitalized” under this standard.

Dividends. A state non-member bank may not make a capital distribution that would reduce its regulatory capital below the amount required by the FDIC’s regulatory capital regulations or for the liquidation account established in connection with its conversion to stock form. In addition, Randolph Savings Bank’s ability to pay dividends may be limited if Envision Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of Randolph Bancorp, Inc. to pay dividends to its shareholders. See “—Capital Requirements.”

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

Massachusetts has its own statutory counterpart to the CRA that is applicable to Envision Bank. The Massachusetts version is generally similar to the CRA but uses a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office, or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Randolph Savings Bank’s most recent rating under Massachusetts law was “Satisfactory.”

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

Transactions with Related Parties. An insured depository institution’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulations. An affiliate is generally a company that controls, is controlled by or is under common control with an insured depository institution, such as Envision Bank; however, a subsidiary of a bank that engages in bank permissible activities is generally not treated as an affiliate. Randolph Bancorp, Inc. is an affiliate of Envision Bank because of its control of Envision Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. Transactions with affiliates also must be consistent with safe and sound banking practices, generally not involve the purchase of low-quality assets and be on terms that are as favorable to the insured depository institution as comparable transactions with non-affiliates.

Envision Bank’s authority to extend credit to its directors, executive officers, and 10.0% or greater shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. The Dodd-Frank Act explicitly provides that an extension of credit to an insider includes credit exposure arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction. Among other things, these provisions generally require that extensions of credit to such insiders:

•

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Envision Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Randolph Savings Bank’s loan committee or board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Additionally, the Dodd-Frank Act requires that asset sale transactions with insiders must be on market terms, and if the transaction represents more than 10.0% of the capital and surplus of Envision Bank, it must be approved by a majority of the disinterested directors of Envision Bank.

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

Interstate Banking and Branching. Federal law permits well capitalized and well managed bank holding companies to acquire banks in any state, subject to Federal Reserve approval, certain concentration limits and other specified conditions. In addition, pursuant to the Dodd-Frank Act, banks are now permitted to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for banks chartered by the host state.

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

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured depository institutions, such as Envision Bank. Deposit accounts in Randolph Savings Bank are insured by the FDIC up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

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

To satisfy these requirements, on March 15, 2016, the FDIC’s Board of Directors approved a final rule to increase the Deposit Insurance Fund’s reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. The final rule imposes on large banks a surcharge of 4.5 basis points of their assessment base, after making certain adjustments. Large banks will pay quarterly surcharges in addition to their regular risk-based assessments. Overall regular risk-based assessment rates will decline once the reserve ratio reaches 1.15%. Small banks, such as Envision Bank, will receive credits to offset the portion of their assessments that help to raise the reserve ratio from 1.15% to 1.35%. After the reserve ratio reaches 1.38%, the FDIC will automatically apply a small bank’s credits to reduce its regular assessment up to the entire amount of the assessment. The revised deposit insurance assessment pricing became effective on July 1, 2016.

Deposit premiums are based on assets. To determine its deposit insurance premium, Envision Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate. On April 26, 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. The rule utilizes the CAMELS rating system, which is a supervisory rating system designed to take into account and reflect all financial and operational risks a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk. Under the final rule each of seven financial ratios and a weighted average of CAMELS component ratings will be multiplied by a corresponding pricing multiplier. The sum of these products will be added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures that are similar to the factors that the FDIC previously considered in assigning institutions to risk categories, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets, and considerations related to asset quality. Assessments for established small banks with a CAMELS rating of 1 or 2 range from 1.5 to 16 basis points, after adjustments, while assessment rates for established small banks with a CAMELS composite rating of 4 or 5 range from 11 to 30 basis points, after adjustments. Assessments for established small banks with a CAMLES rating of 3 range from 3 to 30 basis points.

In addition to the FDIC assessments, the Financing Corporation, or FICO, is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. As of September 30, 2017, the annualized FICO assessment was equal to 0.540 basis points of total assets less tangible capital.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Envision Bank. Management cannot predict what assessment rates will be in the future.

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

Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds. The Dodd-Frank Act bars banking organizations, such as the Company and Envision Bank, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, in a provision commonly referred to as the “Volcker Rule.” Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its trading account. Hedge funds and private equity funds are described by the Dodd-Frank Act as funds that would be registered under the 1940 Act but for certain enumerated exemptions. The Volcker Rule restrictions apply to the Company, Envision Bank, and all of their subsidiaries and affiliates.

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

Federal Reserve System. Federal Reserve regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). Envision Bank’s required reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of Boston. The Federal Reserve regulations currently require that reserves be maintained against aggregate transaction accounts except for transaction accounts up to $15.5 million, which are exempt. Transaction accounts greater than $15.5 million up to $115.1 million have a reserve requirement of 3.0%, and those greater than $115.1 million have a reserve requirement of approximately $2.99 million plus 10.0% of the amount over $115.1 million. The Federal Reserve generally makes annual adjustments to the tiered reserves. Envision Bank is in compliance with these requirements.

Federal Home Loan Bank System. Envision Bank is a member of the Federal Home Loan Bank of Boston, which is one of the 12 regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank, Envision Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2017, Envision Bank was in compliance with this requirement. Based on redemption provisions of the Federal Home Loan Bank, the stock has no quoted market value and is carried at cost. Envision Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank stock. As of December 31, 2017, no impairment has been recognized.

Massachusetts Banking Laws and Supervision

General. As a Massachusetts stock savings bank, Envision Bank is subject to supervision, regulation and examination by the Massachusetts Commissioner of Banks and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, and payment of dividends. In addition, Envision Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Massachusetts Commissioner of Banks is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, issue stock, and undertake certain other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies, and directives of the Massachusetts Commissioner of Banks may be sanctioned. The Massachusetts Commissioner of Banks may suspend or remove directors or officers of a bank who have violated the law, conducted a bank’s business in a manner that is unsafe, unsound, or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, the Massachusetts Commissioner of Banks has the authority to appoint a receiver or conservator if it is determined that a bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances.

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

Insurance Sales. A Massachusetts savings bank may engage in insurance sales activities if the Massachusetts Commissioner of Banks has approved a plan of operation for insurance activities and the bank obtains a license from the Massachusetts Division of Insurance. A bank may be licensed directly or indirectly through an affiliate or a subsidiary corporation established for this purpose. Envision Bank does not currently sell or refer insurance products but has recently begun the process of seeking approval for insurance sales activities.

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

Investment Activities. In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits. Federal law imposes additional restrictions on Envision Bank’s investment activities. See “—Federal Banking Regulation—Business Activities.”

Regulatory Enforcement Authority. Any Massachusetts savings bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in an unsafe or unsound manner or contrary to the depositors interests, or been negligent in the performance of their duties. Upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. The Massachusetts Commissioner of Banks also has authority to take possession of a bank and appoint a liquidating agent under certain conditions, such as an unsafe and unsound condition to transact business, the conduct of business in an unsafe or unauthorized manner, or impaired capital. In addition, Massachusetts consumer protection and civil rights statutes applicable to Envision Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

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

Other Regulations

Interest and other charges collected or contracted for by Envision Bank are subject to state usury laws and federal laws concerning interest rates. Envision Bank’s operations are also subject to state and federal laws applicable to credit transactions, such as the:

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

In addition, the CFPB issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards. Envision Bank is evaluating recent regulations and proposals, and devotes significant compliance, legal, and operational resources to compliance with consumer protection regulations and standards.

The operations of Envision Bank also are subject to the:

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

Item 1A. Risk Factors.

Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described below, together with the other information contained in this report, including the financial statements and the related notes appearing at the end of this report and the matters addressed in the section of this report titled “Special Note Regarding Forward- Looking Statements”. The events discussed below could have a material and adverse impact on our business, results of operations, financial condition, and cash flows. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

We may not be able to implement our strategic plan.

We believe that we have built an infrastructure for future growth and that our initial public offering and the acquisition of First Eastern Bankshares Corporation enable us to generate additional revenues. If we are not successful in generating additional revenues, we may not be able to improve profitability. In addition, we expect to incur expenses related to the implementation of our strategic plan, including branch expansion, hiring initiatives, and the development and marketing of new products and services. We may not be able to successfully implement our strategic plan, and therefore may not operate at a profit or improve profitability in the timeframe that we expect or at all.

The successful implementation of our strategic plan will require, among other things, that we increase our market share by attracting new customers that currently bank at other financial institutions in our market area or adjacent markets. In addition, our ability to successfully grow will depend on several factors, including favorable market conditions, the competitive responses from other financial institutions in our market area, and our ability to maintain high asset quality as we increase our loan portfolio. While we believe we have the management resources and internal systems in place to successfully manage our future growth, growth opportunities may not be available, and we may not be successful in implementing our business strategy. Further, it will take time to implement our business strategy, especially for our lenders to originate enough loans and for our branches to attract enough deposits to generate the revenue needed to offset the associated expenses. Our strategic plan, even if successfully implemented, may not ultimately produce positive results.

We have incurred operating losses in several recent years and our ability to generate future profitability is uncertain.

We incurred a loss of $2.1 million for the year ended December 31, 2017, and experienced losses in four of the five most recent fiscal years. Our ability to achieve future profitability depends upon a number of factors, including our ability to successfully implement our strategic plan and expand our mortgage banking business, our ability to manage nonperforming and classified assets, general economic conditions, competition with other financial institutions, changes to the interest rate environment that may reduce our profit margins or impair our business strategy, adverse changes in the securities markets, changes in laws or government regulations, changes in consumer spending, borrowing, or saving, and changes in accounting policies, as well as other risks and uncertainties described in this “Risk Factors” section. Because of the numerous risks and uncertainties associated with our business, we are unable to predict the extent of our future profitability.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2017, one- to four-family residential loans comprised $198.5 million, or 49.3%, of our total loan portfolio, and home equity loans and lines of credit comprised $39.0 million, or 9.7%, of our total loan portfolio. One- to four-family residential mortgage lending, whether owner occupied or non-owner occupied, is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

At December 31, 2017, $148.9 million, or 36.9%, of our loan portfolio consisted of commercial real estate, commercial and industrial and construction loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate, commercial and industrial loans, and construction loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. Also, many of our borrowers or related groups of borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. These loans also have greater credit risk than residential real estate for the following reasons:

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

Our net loan portfolio has grown to $400.4 million at December 31, 2017 from $333.0 million at December 31, 2016, $285.2 million at December 31, 2015, and $249.0 million at December 31, 2014. In 2017, 2016, and 2015, as part of our strategy to focus a greater proportion of our interest-earning assets on loans, we grew our residential mortgage loans (first mortgages and home equity loans and lines of credit) by $23.0 million, $14.7 million (including loans acquired in our acquisition of First Eastern Bankshares Corporation) and $22.2 million, respectively. In addition, our commercial real estate, commercial and industrial and construction loans increased $34.8 million, or 30.5%, in 2017, $29.3 million, or 34.6%, in 2016; and $12.0 million, or 16.5%, in 2015. It is difficult to assess the future performance of these loans recently added to our portfolio because our relatively limited experience with such loans does not provide us with a significant payment history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings and capital could decrease.

At December 31, 2017, our allowance for loan losses totaled $3.7 million, which represented 0.92% of total loans and 165.9% of our non-performing loans. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which could materially affect our operating results.

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

Deposits are a low cost and stable source of funding.  We compete with banks and other financial intermediaries for deposits. Funding costs may increase if we lose deposits and are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits.  Higher funding costs reduce our net interest margin, net interest income and profitability.

Our wholesale funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to deposits and funds from the repayments and maturities of loans and investments. As we continue to grow, we may become more dependent on these sources, which include Federal Home Loan Bank advances, brokered deposits, listing service deposits, borrowings from the Federal Reserve Bank of Boston, and proceeds from the sale of loans. At December 31, 2017, we had $76.0 million of Federal Home Loan Bank advances outstanding with an additional $67.6 million available borrowing capacity, no borrowings from the Federal Reserve Bank of Boston outstanding with $245,000 of available borrowing capacity and $3.5 million of available borrowing capacity under a line of credit with a correspondent bank. Brokered deposits as of December 31, 2017 totaled $7.1 million. If we were no longer considered to be “well capitalized,” as defined by applicable federal regulations, it would materially restrict our ability to acquire and retain brokered deposits in the future and could reduce the maximum borrowing limits we currently have available through the Federal Home Loan Bank and the Federal Reserve Bank of Boston. Additionally, adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Changes in interest rates may adversely impact our financial condition and results of operations.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Changes in the general level of interest rates as well as the relative changes in both short and long-term rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions, and other factors beyond our control.

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

Our non-interest expenses totaled $29.8 million and $27.1 million for the years ended December 31, 2017 and 2016, respectively. We continue to analyze our expenses and seek to achieve efficiencies where available. Although we strive to generate increases in both net interest income and non-interest income, our efficiency ratio remains high. Our efficiency ratio totaled 107.0% and 97.9% for the years ended December 31, 2017 and 2016, respectively. Failure to control or maintain our expenses could hurt future profitability.

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

We are subject to regulation and supervision by the Federal Reserve, and Envision Bank is subject to regulation and supervision by the Massachusetts Commissioner of Banks and the FDIC. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits, and restrictions on dividend payments. The FDIC and the Massachusetts Commissioner of Banks have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and Envision Bank may conduct business and obtain financing.

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

We are subject to capital and liquidity standards that require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has historically been the case.

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

In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including financial information regarding customers. Our electronic communications and information systems infrastructure, as well as the systems infrastructures of the vendors we use to meet our data processing and communication needs, could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions. Hacking and identity theft risks, in particular could cause serious reputational harm. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. No matter how well designed or implemented our controls are, we will not be able to anticipate all security breaches of these types, and we may not be able to implement effective preventive measures against such security breaches in a timely manner. A failure or circumvention of our security systems could have a material adverse effect on our business operations and financial condition.

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

Natural disasters, acts of terrorism and other external events could harm our business.

Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, violence or human error could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

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

Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. For the year ended December 31, 2017, we had a return on average equity of (2.5)%, which is lower than our peers. We expect our return on equity to remain relatively low until we are able to leverage the additional capital we received from the initial public offering. Although we have increased net interest income using proceeds of the initial public offering, our return on equity is reduced by higher expenses from the costs of being a public company, and added expenses associated with our employee stock ownership plan and stock-based benefit plan. Until we can increase our net interest income and noninterest income, our return on equity may reduce the value of our shares of common stock.

Our stock-based benefit plans have increased our costs, which will reduce our profitability.

Our employee stock ownership plan purchased 8.0% of the total shares of common stock solid in the initial public offering and contributed to our charitable foundation, with funds borrowed from Randolph Bancorp, Inc. We record annual employee stock ownership plan expense in an amount equal to the fair value of shrews of common stock committed to be released to employees. If shares of common stock appreciate in value over time, compensation expense relating to the employee stock ownership plan will increase.

We also adopted a stock-based benefit plan, which allows us to award participants restricted shares of our common stock (at no cost to them) and/or grant options to purchase shares of our common stock. The issuance of restricted stock or granting stock options result in increased compensation expense to us, which reduces profitability.

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

Pursuant to accounting principles generally accepted in the U.S., we are required to use certain assumptions and estimates in preparing our financial statements, including in determining loan loss reserves and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses.

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

Office Name	Leased or Owned	Year Acquired or Leased	Month of Lease Expiration
Banking Offices:
50 South Franklin Street Holbrook, MA 02343	Owned	1997	N/A
129 North Main Street Randolph, MA 02368	Owned	1976	N/A
1125 North Main Street Randolph, MA 02368	Owned	2000	N/A
497 Washington Street Stoughton, MA 02072	Owned	2017	N/A
87 Sharon Street Stoughton, MA 02072	Leased	1995	March 2020
19 School Street Boston, MA 02108	Owned	2016	N/A
Loan Production Offices:
225 Water Street, Suite B-126 Plymouth, MA 02360	Leased	2015	Tenant at-will
20 Main Street Leominster, MA 01453	Leased	1993	Tenant at-will
875 State Road Westport, MA 02790	Leased	2007	December 2021
167 South River Road, Unit 1 Bedford, NH 03110	Leased	2008	Tenant at-will
Administrative Offices/Lending Centers:
300 Brickstone Square, Andover, MA 01810	Leased	2017	March 2023
999 South Washington Street North Attleboro, MA 02760	Leased	2014	February 2022
10 Cabot Place Stoughton, MA 02072	Leased	2016	January 2021

In addition to the properties listed in the preceding table, the Company’s former branch located at 15 Pleasant Street, Stoughton, MA was closed at the time the branch at 497 Washington Street, Stoughton, MA was opened. This building is being marketed for sale. Also, the Company has entered into a lease agreement for a branch to be opened at One Rockdale Street, Braintree, MA. This lease has an initial term of five years and is expected to commence in April 2018. At that time the branch located at 1125 North Main Street, Randolph, MA will be closed and customer accounts will be transferred to the Braintree branch. The branch at 1125 North Main Street, Randolph, MA is currently under agreement to be sold.

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

The following table summarizes quarterly high and low stock price ranges, the end of quarter closing price and dividends paid per share for the years ended December 31, 2017 and 2016 (the common stock was not publicly-traded prior to July 1, 2016):

	2017 Quarters
	1	2	3	4
Stock Prices:
High	$16.12	$16.49	$16.17	$15.85
Low	$14.55	$14.64	$13.36	$14.36
Close	$15.50	$15.90	$15.31	$15.35
Cash dividend declared per share	—	—	—	—

	2016 Quarters
	1	2	3	4
Stock Prices:
High	—	—	$13.69	$16.50
Low	—	—	$12.06	$13.52
Close	—	—	$13.63	$16.12
Cash dividend declared per share	—	—	—	—

Holders

At February 28, 2018, there were approximately 270 holders of record of the Randolph Bancorp, Inc.’s common stock. We believe the number of beneficial owners of our common stock is greater than the number of record holders as a large amount of our common stock is held of record through brokerage firms in “street name”.

Dividends

At the present time, we do not pay cash dividends. Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. We may also be limited in the payment of dividends under statutory and regulatory provisions. See “Risks Factors—We are subject to capital and liquidity standards that require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has been historically the case,” “Supervision and Regulation—Holding Company Regulation—Capital,” “—Holding Company Regulation—Dividends and Repurchases,” “—Federal Banking Regulation—Capital Requirements,” “—Federal Banking Regulation—Dividends,” and “—Massachusetts Banking Laws and Supervision—Dividends.”

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2017 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance. Additional information regarding stock-based compensation plans is presented in Note 14 -Stock Based Compensation in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

	Number of Securities to be Issued Upon Exercise of Outstanding Option, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Share-Based Compensation Plans
Equity Compensation Plans Approved by Security Holders	316,009	$14.66	270,863
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table sets forth information with respect to any purchases by or on behalf of the Company during the indicated periods under the stock repurchase program announced on September 15, 2017. The timing of purchases will depend on certain factors, including but not limited to, market condition and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2017 – October 31, 2017	—	—	—	586,854
November 1, 2017 – November 30, 2017	10,000	$14.89	10,000	576,854
December 1, 2017 – December 31, 2017	—	—	—	576,854
	10,000	$14.89	10,000	576,854

Item 6. Selected Financial Data.

Not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help readers understand the financial performance of Randolph Bancorp, Inc. and its subsidiary through a discussion of the factors affecting its financial condition at December 31, 2017 and December 31, 2016, and its results of operations for the years then ended. This section should be read in conjunction with the consolidated financial statements of Randolph Bancorp, Inc. and notes thereto that appear elsewhere in this report.

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

In 2014, we established a 100% valuation allowance for our net deferred tax assets after completing an assessment of our recent operating results, including significant non-recurring items, and projected operating results. This assessment led us to conclude that it was more likely than not that we would be unable to realize our deferred tax assets. In performing subsequent assessments, management concluded that no significant changes in the key factors affecting the realizability of our deferred tax assets had occurred and that a valuation allowance for all deferred tax assets should be maintained. Because we maintain a full valuation allowance, reduction of the corporate tax rate from 35% to 21% under the Tax Cuts and Jobs Act of 2017 (the “Act”) required no adjustment to our net deferred tax assets.

We do not have any uncertain tax positions at December 31, 2017 and 2016 which require accrual or disclosure. We record interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2017 and 2016.

Comparison of Financial Condition at December 31, 2017 and 2016

Total Assets. Total assets increased $50.7 million, or 10.5%, to $531.9 million at December 31, 2017 from $481.2 million at December 31, 2016. The growth in assets was concentrated in our loan portfolio which increased by $67.4 million, or 20.2%, and was funded by $37.3 million of additional net advances from the FHLBB, $15.7 million in deposit growth and $7.1 million from maturities and principal payments from the investment portfolio. Premises and equipment increased by $2.4 million in 2017. Cash and cash equivalents and loans held for sale decreased by $6.0 million and $5.1 million in 2017, respectively.

Investment Securities. Investment securities, all of which are classified as available for sale, decreased $7.1 million, or 10.3%, to $61.6 million at December 31, 2017 from $68.6 million at December 31, 2016. At December 31, 2017, investment securities represented 11.6% of total assets compared to 14.3% at December 31, 2016. This decrease is a consequence of our strategic shift to investing a higher proportion of interest-earning assets in loans. Investment securities as a percentage of total assets are currently at the low end of our target range of 10% - 15%. We expect to make investment purchases in 2018 as part of our plan to continue to increase our interest-earning assets.

Loans Held for Sale. We are actively involved in the secondary mortgage market and designate the majority of our residential first mortgage loan production for sale. Total originations of one-to four-family residential mortgage loans for sale in the secondary mortgage market were $398.7 million in 2017 and $404.5 million in 2016. Loan originations in 2017 included First Eastern for the entire year while loan originations in 2016 included First Eastern for the six-month period subsequent to its acquisition on July 1, 2016. If the Company had owned First Eastern for all of 2016, originations of loan for sale in the secondary market would have decreased by 32% in 2017 compared to 2016 based on First Eastern’s originations in 2016 prior to the acquisition. This decrease is principally due to lower loan refinancing activity in 2017 and a decline in the percentage of loan originations that were sold in the secondary market from 93% in 2016 to 88% in 2017. For the years ended December 31, 2017 and 2016, refinanced residential mortgage loans accounted for 28% and 45%, respectively, of total residential loan production. The decrease in loan refinancing activity in 2017 is due to the rise in mortgage rates during the year.

At December 31, 2017, loans held for sale, which consist of closed residential first mortgage loans which the Bank intends to sell to investors, totaled $25.4 million compared to $30.5 million at December 31, 2016. Included in loans held for sale at December 31, 2017 are $6.5 million of loans not readily saleable to Fannie Mae or Freddie Mac due to one or more exceptions to their requirements. The Bank expects to sell these loans in 2018.

Net Loans. Net loans increased $67.4 million, or 20.2%, to $400.4 million at December 31, 2017 from $333.0 million at December 31, 2016. Included in this increase are $38.1 million of organic growth in real estate secured loans, as well as increases of $19.7 million in commercial and industrial loans due to the purchase of loan participations and $9.8 million in consumer loans due to purchases of student loans and auto loans. The increase during 2017 in real estate secured loans occurred in all categories of such loans led by commercial real estate loans, which increased by $13.4 million and residential real estate loans, which increased by $19.5 million. This growth reflects the continuation of strong local market conditions aided by the favorable interest rate environment that prevailed throughout the year as well as our strategic focus on loan growth. The increase in commercial and industrial loans relates entirely to loan participations with a super-regional bank. These loans are with local franchisees of a major international fast food retailer. Student loan purchases represent refinanced loans originated by an online lender specializing in the origination of student loans. Auto loan purchases represent primarily loans to undocumented immigrants originated by a third party specializing in such loans.

Mortgage Servicing Rights. Mortgage servicing rights (“MSRs”) decreased $2.1 million to $6.4 million at December 31, 2017 from $8.5 million at December 31, 2016. This decrease was primarily due to the sale in July 2017 of the rights to service $379.0 million in loans. This sale was completed consistent with our strategic goal of managing the size of the loan serving portfolio due to existing regulatory capital considerations. The decrease caused by sale of MSRs was partially offset by new originations, net of amortization, of $1.2 million and a $334,000 partial reversal of the valuation allowance. This reversal resulted from an increase in the fair value of MSRs due to a decrease in the discount rate from 14% to 13% and slower projected loan prepayment speeds. We serviced $771.4 million in loans for others at December 31, 2017 compared to $1,046.6 million at December 31, 2016.

Deposits. Deposits increased $15.7 million, or 4.5%, to $366.8 million at December 31, 2017 from $351.2 million at December 31, 2016.  This increase was adversely affected by a decline of $4.6 million in custodial account balances associated with serviced loans due to the transfer of $575.0 million of serviced loans during 2017 (including loans sold in December 2016). An increase of $6.9 million in brokered deposits contributed to this increase. Excluding the impact of these two items, deposits increased by $13.3 million, or 3.8%, in 2017 primarily due to increases in business related non-maturity deposits and, to a lesser extent, term certificates. The increase in term certificates amounted to $3.5 million and primarily related to special offerings throughout the year.

FHLBB Advances. FHLBB advances increased $37.3 million to $76.0 million at December 31, 2017 from $38.7 million at December 31, 2016 to help fund loan growth. This increase consisted entirely of overnight advances. At December 31, 2017, the Company had $67.6 million in available FHLBB advances based on its qualified collateral as of that date.

Total Stockholders’ Equity. Total stockholders’ equity decreased $1.8 million to $81.5 million at December 31, 2017 from $83.3 million at December 31, 2016. This decrease is due to the net loss of $2.1 million, partially offset by equity adjustments associated with the employee stock ownership plan and restricted stock awards totaling $406,000. In addition, the Company repurchased shares of its common stock, primarily in connection with a stock repurchase program, at a cost of $160,000.

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016

General. We recorded a net loss of $2.1 million for the year ended December 31, 2017 compared to net income of $463,000 for the year ended December 31, 2016. Results of operations in 2017 and 2016 included the following items:

•	Pre-tax expense of $531,000 in 2017 and $980,000 in 2016 associated with the acquisition of First Eastern and subsequent merger integration;
•	Pre-tax expense of $594,000 in 2017 associated with a right-sizing of the workforce in the Company’s mortgage banking operations;
•	Pre-tax income of $427,000 in 2016 due to death benefits received on bank-owned life insurance, net of costs associated with a supplemental retirement plan and split dollar life insurance agreement;
•	Pre-tax income of $1.3 million in 2016 representing a bargain purchase gain on the acquisition of First Eastern; and
•	Pre-tax expense of $2.3 million in 2016 for a contribution made to the Randolph Savings Charitable Foundation in connection with our mutual-to-stock conversion.

Exclusive of these items, we would have reported a net loss of $1.0 million in 2017 compared to net income $2.0 million in 2016.

Analysis of Net Interest Income

Net interest income represents the difference between interest we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned on such assets and paid on such liabilities.

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

	For the Year Ended December 31,
	2017			2016			2015
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans(1)	$388,623	$15,099	3.89%	$328,192	$12,438	3.79%	$271,337	$10,488	3.87%
Investment securities(2) (6)	68,995	1,920	2.78%	63,258	1,815	2.87%	72,585	2,059	2.84%
Interest-earning deposits	8,505	100	1.18%	20,460	151	0.74%	6,180	73	1.18%
Total interest-earning assets	466,123	17,119	3.67%	411,910	14,404	3.50%	350,102	12,620	3.60%
Noninterest-earning assets	29,304			29,788			25,823
Total assets	$495,427			$441,698			$375,925
Interest-bearing liabilities:
Savings accounts	103,670	163	0.16%	99,764	149	0.15%	91,458	123	0.13%
NOW accounts	46,259	217	0.47%	55,773	173	0.31%	44,587	84	0.19%
Money market accounts	56,535	277	0.49%	44,937	173	0.38%	53,245	221	0.42%
Term certificates	90,879	899	0.99%	92,597	850	0.92%	81,925	760	0.93%
Total interest-bearing deposits	297,343	1,556	0.52%	293,071	1,345	0.46%	271,215	1,188	0.44%
FHLB advances	46,019	554	1.20%	33,860	261	0.77%	32,569	168	0.52%
Total interest-bearing liabilities	343,362	2,110	0.61%	326,931	1,606	0.49%	303,784	1,356	0.45%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	61,871			45,142			32,515
Other noninterest-bearing liabilities	6,040			6,850			5,682
Total liabilities	411,273			378,923			341,981
Total stockholders' equity	84,154			62,775			33,944
Total liabilities and stockholders' equity	$495,427			$441,698			$375,925
Net interest income		$15,009			$12,798			$11,264
Interest rate spread(3)			3.06%			3.01%			3.15%
Net interest-earning assets(4)	$122,761			$84,979			$46,318
Net interest margin(5)			3.22%			3.11%			3.22%

Ratio of interest-earning assets to interest-bearing liabilities	135.75%			125.99%			115.25%

(1)	Includes nonaccruing loan balances and interest received on such loans.
(2)	Includes carrying value of securities classified as available-for-sale, FHLB of Boston stock and investment in the Depositors Insurance Fund.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
(6)	Includes tax equivalent adjustments for municipal securities, based on a 34.0% effective tax rate, of $179,000, $189,000 and $138,000 for 2017, 2016 and 2015, respectively.

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

	For the Year Ended December 31, 2017			For the Year Ended December 31, 2016
	Compared to			Compared to
	Year Ended December 31, 2016			Year Ended December 31, 2015
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to Changes in		Increase	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$2,341	$320	$2,661	$2,158	$(208)	$1,950
Investment securities	161	(56)	105	(267)	23	(244)
Interest-earning deposits	(114)	63	(51)	114	(36)	78
Total interest-earning assets	2,388	327	2,715	2,005	(221)	1,784
Interest-bearing liabilities:
Savings accounts	6	8	14	12	14	26
NOW accounts	(33)	77	44	25	64	89
Money market accounts	51	53	104	(33)	(15)	(48)
Term certificates	(16)	65	49	98	(8)	90
Total interest-bearing deposits	8	203	211	102	55	157
FHLBB advances	114	179	293	7	86	93
Total interest-bearing liabilities	122	382	504	109	141	250

Change in net interest income	$2,266	$(55)	$2,211	$1,896	$(362)	$1,534

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $2.7 million, or 18.8%, to $17.1 million in 2017 compared to $14.4 million in 2016. This increase was due to the growth in the average balance of interest-earning assets between years of $54.2 million and an increase in average yield of 17 basis points from 3.50% in 2016 to 3.67% in 2017. The increase in yield is a consequence of the Company’s continuing emphasis on loan growth. At December 31, 2017, net loans and loans held for sale comprised 80.1% of total assets compared to 75.5% at December 31, 2016.

Interest Expense. Interest expense increased $504,000, or 31.4%, to $2.1 million in 2017 compared to $1.6 million in 2016. This increase was primarily due to an increase of $16.4 million in the average balance of interest-bearing liabilities and a 12 basis points increase in the cost of funds from 0.49% in 2016 to 0.61% in 2017. This increase was primarily caused by greater utilization of FHLBB advances to fund loan growth and the 43 basis points increase in this source of funds due to multiple increases by the Federal Reserve Board in the federal funds rate. The cost of deposits increased 6 basis points from 0.46% in 2016 to 0.52% in 2017 reflecting the impact of rising deposit rates in the local market.

\

Net Interest Income. Net interest income increased $2.2 million, or 17.6%, to $14.8 million in 2017 compared to $12.6 million in 2016. This improvement resulted from the growth in average interest-earning assets of $54.2 million and an increase in the net interest margin of 11 basis points to 3.22% in 2017 from 3.11% in 2016.

Provision for Loan Losses. Based on the application of our loan loss methodology, as described in the notes to the consolidated financial statements presented elsewhere in this report, we recorded a provision for loan losses of $540,000 in 2017 and $103,000 in 2016. We experienced steady improvement in our asset quality measures including loan charge-offs, non-accrual loans, classified assets and delinquency data in recent years and maintained our favorable asset quality measures in 2017. The increase of $437,000 in the provision for loan losses between years is primarily a result of the increase in portfolio loans of $57.8 million during 2017. The allowance for loan losses as a percentage of total loans at December 31, 2017 was 0.92% compared to 0.97% at December 31, 2016.

Net Gain on Sale of Mortgage Loans. The net gain on sale of mortgage loans decreased $1.3 million to $9.2 million in 2017 compared to $10.4 million in 2016. During 2017, we sold $403.8 million of residential mortgage loans compared to $403.6 million in 2016, which included only six months of loan sales attributable to First Eastern. In 2016, the Company elected the fair value option in accounting for loans held for sale. Related fair value adjustments are accounted for as a component of the net gain on the sale of mortgage loans as are changes in the fair value of mortgage banking derivatives. The decrease in loan sale gains experienced in 2017 is primarily due to these fair value adjustments. The decrease in fair value adjustments for loans held for sale and mortgage banking derivatives in 2017 is due to both lower fourth quarter volume of interest rate lock commitments and smaller average gains.

Other Non-interest Income. Non-interest income, excluding the net gain on sale of mortgage loans, decreased $837,000 to $3.8 million in 2017 compared to $4.6 million in 2016. In 2016, we recognized a bargain purchase gain of $1.3 million in connection with the acquisition of First Eastern and a gain of $486,000 on a life insurance settlement. Exclusive of these items, other non-interest income increased $909,000, or 31.5%, to $3.8 million in 2017 from $2.9 million in 2016.  The principal cause of this improvement was a $1.0 million increase in 2017 in net mortgage servicing fees. Mortgage servicing fees in 2017 included First Eastern for the entire year while mortgage servicing fees in 2016 included First Eastern for the six-month period subsequent to its acquisition in July 2016. In addition, changes in the valuation allowance for MSRs contributed $334,000 to the increase in net mortgage servicing fees between years. An increase of $166,000 in income from loan closing services (First Eastern related) also contributed to the increase in other non-interest income between years. These increases were partially offset by a decrease of $162,000 in gains on the sale of investment securities and a $225,000 impairment write-down on a branch office to be closed in 2018.

Non-interest Expenses. Non-interest expenses increased $2.8 million to $29.8 million in 2017 compared to $27.1 million in 2016. This increase was due largely to the acquisition of First Eastern in July 2016. As a result, non-interest expenses in 2016 include six-months of operations related to First Eastern compared to a full year in 2017. Also contributing to the change between years are certain non-recurring items, including merger and integration costs in 2017 and 2016, a restructuring charge due to a reduction in workforce in mortgage banking operations in 2017 and a contribution to the Randolph Savings Charitable Foundation in connection with our mutual-to-stock conversion in 2016.  Exclusive of these items, non-interest expenses increased $4.9 million, or 20.6%, in 2017 compared to 2016.

The increase in salaries and employee benefits of $3.6 million in 2017 was principally due to increases in non-commission compensation expense of $3.0 million. Also contributing to this increase were higher health insurance costs of $626,000, payroll taxes of $280,000, stock-based compensation associated with a new equity plan of $111,000 and 401(k) contributions of $104,000. These increases, except for the stock-based compensation, were primarily attributable to the acquisition of First Eastern in July 2016. Partially offsetting these increases were reductions in commissions of $419,000 due to lower residential loan originations and incentive compensation of $196,000.

Occupancy and equipment expense increased $527,000 to $2.7 million in 2017 compared to $2.1 million in 2016. This increase was primarily attributable to a full year of rent and other related operating costs, including real estate taxes and utilities, associated with facilities used by First Eastern as well as costs associated with the new branch located in Stoughton, MA.

Data processing costs were essentially unchanged between years decreasing $3,000 to $758,000 in 2017 compared to $761,000 in 2016. Volume related increases due to a full year of costs attributable to the First Eastern acquisition were offset by a full year of savings in 2017 resulting from the March 2016 revised agreement with our third-party core data processor compared to only ten months of savings in 2016.

We incurred merger and integration costs directly attributable to the First Eastern acquisition of $531,000 in 2017 and $980,000 in 2016. Costs incurred in 2017 were for severance benefits, system conversion costs and consulting fees. Costs incurred in 2016 were primarily for employee severance obligations, retention bonuses, system conversion costs and professional fees.

During the fourth quarter of 2017, the Company recognized a restructuring charge of $594,000 in connection with a workforce reduction in its mortgage banking operations intended to better align staffing levels with the current volume of residential mortgage loan originations. This reduction involved 8% of the Company’s employees including the former President of First Eastern.

Other non-interest expenses increased $567,000 to $4.1 million in 2017 from $3.5 million in 2016. This increase was primarily due to volume related expenses attributable to the acquisition of First Eastern and an increase in the compensation of directors of $156,000, including stock-based compensation.

Income Tax Expense (Benefit). The Company recognized a tax benefit of $443,000 for the year ended December 31, 2017 compared to a tax provision of $13,000 for the year ended December 31, 2016. The tax benefit in 2017 results from repeal of the Alternative Minimum Tax (“AMT”) beginning in 2018 as set forth in the Act. The Act also provides that existing AMT credit carryforwards become refundable during the period 2018-2021. As a result, the Company reversed the valuation allowance of $462,000 which had been established in prior years and recognized a tax benefit for this amount. The remaining tax provisions of $19,000 in 2017 and $13,000 in 2016 are due to state income taxes.

The Company continues to maintain the 100% valuation allowance for its net deferred tax assets originally recorded in 2014. The valuation allowance amounted to $3.3 million at December 31, 2017 and $4.7 million at December 31, 2016. The decrease in

2017 was attributable to two tax law changes under the Act, namely, a reduction in the federal corporate tax rate from 35% to 21% and the provisions related to the AMT discussed in the preceding paragraph.

Non-GAAP Measures

When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business which is derived from the combination of net interest income and non-interest income reduced by the provision for loan losses and non-interest expenses and the impact of income taxes, if any, all as adjusted for any non-core items. The Company’s financial reporting is determined in accordance with GAAP, which sometimes includes items that management believes are unrelated to its core banking business and are not expected to have a material financial impact on operating results in future periods, such as merger and integration costs, acquisition related bargain purchase gains, life insurance settlements and other items. Management computes the Company’s non-GAAP operating earnings, non-interest income as a percentage of total income and the efficiency ratio on an operating basis, which excludes these items, in order to measure the performance of the Company’s core banking business.

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

	Years Ended December 31,
(In thousands)	2017	2016
Net income (loss) - GAAP basis	$(2,126)	$463
Non-interest income adjustments:
Bargain purchase gain	—	(1,276)
Gain on life insurance settlement	—	(486)

Non-interest expense adjustments:
Charitable foundation contribution	—	2,275
First Eastern acquisition merger and integration costs	531	980
Restructuring charge	594	—
SERP expense on life insurance settlement	—	59
Net income (loss) - Non-GAAP basis	$(1,001)	$2,015

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

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment on net interest income. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes originating shorter-term commercial real estate loans and consumer loans; loans that re-price either daily or monthly, such as home equity lines of credit, commercial and industrial loans, and constructions loans; and adjustable-rate residential mortgage loans for retention in our loan portfolio. We also promote core deposit products and time deposits. We also manage interest rate risk by selling newly originated conforming fixed rate residential mortgage loans in the secondary market. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments except for interest rate lock agreements with borrowers and forward loan sale commitments with investors both in connection with our mortgage banking activities.

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be over specified time horizons based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The comparative scenarios assume immediate parallel shifts in the yield curve in increments of 100 basis point (bp) rate movements. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3.0% to 4.0% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2017 resulting from potential changes in interest rates. The model is run quarterly showing shocks from +300bp to -100bp, as we believe a decline of greater than -100bp is currently improbable. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+300	$15,349	(7.6)%
+200	15,883	(4.4)%
+100	16,360	(1.5)%
Level	16,606	—
-100	16,384	(1.3)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

Economic Value of Equity Analysis. In order to monitor and manage interest rate risk, we also use the net present value of equity at risk, or NPV, methodology. This methodology calculates the difference between the present value of expected cash flows from assets and liabilities and provides a longer-term view of the Company’s interest rate risk positions by estimating longer-term repricing risk embedded in the balance sheet. As with the net interest income analysis discussed above, the model is run at least quarterly showing shocks ranging from +300bp to -100bp.

The table below sets forth, as of December 31, 2017, the estimated changes in the Company’s net present value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets(3)
Changes in Interest Rates (basis points)(1)	Estimated EVE(2)	Amount	Percent	EVE Ratio	Changes in Basis Points
	(Dollars in thousands)
+300	$90,436	$(3,402)	(3.6)%	18.51%	66
+200	92,061	(1,777)	(1.9)%	18.39%	54
+100	93,911	73	0.1%	18.28%	43
0	93,838	—	—	17.85%	—
-100	86,976	(6,862)	(7.3)%	16.26%	(159)

(1)	Assumes instantaneous parallel changes in interest rates.
(2)	EVE, or Economic Value of Equity at Risk, measures the exposure of the Company’s equity to changes in a forecast interest rate environment.
(3)	EVE Ratio represents EVE divided by the economic value of assets.

The table above indicates that at December 31, 2017, in the event of an instantaneous parallel 100 basis points decrease in interest rates, we would experience a 7.3% decrease in the Economic Value of Equity at Risk. In the event of an instantaneous 300 basis point increase in interest rates, we would experience a 3.6% decrease in Economic Value of Equity at Risk. In all scenarios presented above, the calculated variances are within policy guidelines.

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

Liquidity and Capital Resources. Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, and borrowings from the FHLBB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions, and competition.

Management regularly adjusts our investments in liquid assets based upon an assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our interest-rate risk and investment policies.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $6.6 million and $914,000 for the years ended December 31, 2017 and 2016, respectively. Net cash used in investing activities, which consists primarily of disbursements for portfolio loan originations and loan purchases, the purchase of securities and certificates of deposit, offset by principal collections on loans, proceeds from the sale of securities, proceeds from maturing securities and pay downs on mortgage-backed securities, was $64.7 million and $31.2 million for the years ended December 31, 2017 and 2016, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, FHLBB advances and stock offering transactions (in 2016) was $52.1 million and $40.5 million for the years ended December 31, 2017 and 2016, respectively.

At December 31, 2017, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital of $82.6 million, or 16.0% of average assets, which is above the required level of $20.7 million, or 4.00% of average assets, and total risk-based capital of $86.3 million, or 23.9% of risk-weighted assets, which is above the required level of $28.9 million, or 8.00% of risk-weighted assets.

At December 31, 2017, we had outstanding commitments to originate loans of $35.5 million, unadvanced funds on loans of $7.0 million and unused lines of credit of $40.0 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2017 totaled $49.5 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Boston advances listing service deposits or brokered deposits to meet our liquidity needs. Available borrowing capacity at December 31, 2017 was $67.6 million under the blanket pledge agreement with FHLBB. We also have a $4.2 million available line of credit with FHLBB and a $3.5 million available line of credit with a correspondent bank at December 31, 2017.

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

For the years ended December 31, 2017 and 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are presented on the following pages which appear elsewhere herein.

• Report of Independent Registered Public Accounting Firm	F-1

• Consolidated Balance Sheets at December 31, 2017 and 2016	F-2

• Consolidated Statements of Operations For the Years Ended December 31, 2017 and 2016	F-3

• Consolidated Statements of Comprehensive Loss For the Years Ended December 31, 2017 and 2016	F-4

• Consolidated Statements of Changes Shareholders’ Equity For the Years Ended December 31, 2017 and 2016	F-5

• Consolidated Statements of Cash Flows For the Years Ended December 31, 2017 and 2016	F-6

• Notes to Consolidated Financial Statements	F-8

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures as of the end of the period ended December 31, 2017. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

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

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Ofﬁcers and Corporate Governance.

The information in Randolph Bancorp, Inc.’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders under the captions “Proposal 1 – Election of Directors – Information Regarding Directors and Nominees,” “– Biographical Information Regarding Executive Officers Who Are Not Directors,” “Role of the Board; Corporate Governance Matters – Board Leadership Structure and the Role of the Board in Risk Oversight,” “– The Board and Its Committees,” “– Shareholder Nomination Procedure,” “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm,” and “Audit Committee Report” is incorporated herein by reference.

Item 11. Executive Compensation.

The information in Randolph Bancorp, Inc.’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the caption “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in Randolph Bancorp, Inc.’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information in Randolph Bancorp, Inc.’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the captions “Transactions with Related Parties” and “Role of the Board; Corporate Governance Matters - Director Independence” is incorporated herein by reference

Item 14. Principal Accounting Fees and Services.

The information in Randolph Bancorp, Inc.’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders under the captions “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm – Fee Disclosure,” and “– Pre-Approval Policies and Procedures of Our Audit Committee” is incorporated herein by reference.

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

	3.	Exhibits. The following exhibits set forth in the Exhibit Index are included as part of this Form 10-K.

Exhibit Index

2.1	Agreement and Plan of Merger, dated as of September 1, 2015, by and among Randolph Bancorp, First Eastern Bankshares Corporation and Richard F. Kalagher(1)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of September 15, 2015, by and among Randolph Bancorp, First Eastern Bankshares Corporation and Richard F. Kalagher(1)

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of February 5, 2016, by and among Randolph Bancorp, First Eastern Bankshares Corporation and Richard F. Kalagher(1)

3.1	Articles of Organization of Randolph Bancorp, Inc.(1)

3.2	By-Laws of Randolph Bancorp, Inc.(1)

4.1	Form of Common Stock Certificate of Randolph Bancorp, Inc.(1)

10.1†	Randolph Savings Bank Supplemental Retirement Plan(1)

10.2†	Form of Randolph Savings Bank Employee Stock Ownership Plan(1)

10.3†	Employment Letter, dated as of March 22, 2013, by and between Randolph Savings Bank and James P. McDonough(1)

10.4†	Letter Amending Employment Letter, dated as of June 30, 2016, by and between Randolph Savings Bank and James P. McDonough(2)
10.5†	Form of Change in Control Agreement(1)

10.6	Randolph Bancorp, Inc. 2017 Stock Option and Incentive Plan (3)

14.1	Code of Business Conduct and Ethics (4)

21.1	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements for the years ended December 31, 2017 and 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-209935), originally filed with the SEC on March 4, 2016.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 6, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on the Form 8-K filed with the SEC on August 23, 2017.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 28, 2017.
†	Management contract or compensation plan or arrangement
*	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.

(b)	See (a)(3) above for all exhibits filed herewith and the Exhibit Index.
(c)	Financial Statement Schedules. None.

Item 16. Form 10-K Summary.

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANDOLPH BANCORP, INC.
(Registrant)

Date: March 15, 2018	By	/s/ James P. McDonough
James P. McDonough
Director, President, and Chief Executive Officer (principal executive officer)

Date: March 15, 2018	By	/s/ Michael K. Devlin
Michael K. Devlin
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2018	/s/ Louis J. Trubiano
Louis J. Trubiano, Director and Chairman

Date: March 15, 2018	/s/ Paul R. Donovan
Paul R. Donovan, Director

Date: March 15, 2018	/s/ Daniel M. Joyce
Daniel M. Joyce, Director

Date: March 15, 2018	/s/ John J. Connor, III
John J. O’Connor, III, Director

Date: March 15, 2018	/s/ Richard A. Phillips, Sr.
Richard A. Phillips, Sr., Director

Date: March 15, 2018	/s/ Richard C. Pierce, Esq.
Richard C. Pierce, Esq., Director

Date: March 15, 2018	/s/ Kenneth K. Quigley, Jr.
Kenneth K. Quigley, Jr., Esq., Director

Date: March 15, 2018	/s/ James G. Welch
James G. Welch, Director

Date: March 15, 2018	/s/ Janis E. Wentzell
Janis E. Wentzell, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Randolph Bancorp, Inc.

Stoughton, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Randolph Bancorp, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2013.

/s/ Crowe Horwath LLP

New York, New York

March 15, 2018

Randolph Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2017	2016
Assets
Cash and due from banks	$3,562	$4,370
Interest-bearing deposits	5,260	10,479
Total cash and cash equivalents	8,822	14,849
Certificates of deposit	2,940	3,675
Securities available for sale, at fair value	61,576	68,637
Loans held for sale, at fair value	25,390	30,452
Loans, net of allowance for loan losses of $3,737 in 2017 and $3,271 in 2016	400,373	332,991
Federal Home Loan Bank of Boston stock, at cost	3,310	2,478
Accrued interest receivable	1,432	1,163
Mortgage servicing rights	6,397	8,486
Premises and equipment, net	8,670	6,280
Bank-owned life insurance	8,037	7,884
Foreclosed real estate	193	-
Other assets	4,752	4,329

Total assets	$531,892	$481,224

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$62,130	$59,646
Interest bearing	304,706	291,533
Total deposits	366,836	351,179

Federal Home Loan Bank of Boston advances	75,954	38,667
Mortgagors' escrow accounts	907	1,572
Post-employment benefit obligations	2,750	2,886
Other liabilities	3,962	3,618
Total liabilities	450,409	397,922
Commitments and contingencies (Note 17)
Stockholders' Equity:
Preferred stock, no par value; authorized: 1,000,000 shares; issued: none	—	—
Common stock, $.01 par value; authorized: 15,000,000 shares; issued and outstanding: 6,034,276 at December 31, 2017 and 5,868,726 shares at December 31, 2016	61	59
Additional paid-in capital	56,493	56,373
Retained earnings	30,415	32,661
ESOP-Unearned compensation	(4,319)	(4,507)
Accumulated other comprehensive loss, net of tax	(1,167)	(1,284)
Total stockholders' equity	81,483	83,302

Total liabilities and stockholders' equity	$531,892	$481,224

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(In thousands, except share data)

	Years Ended December 31,
	2017	2016
Interest and dividend income:
Loans	$15,099	$12,438
Securities-taxable	1,259	1,260
Securities-tax exempt	347	366
Interest-bearing deposits and certificates of deposit	235	151
Total interest and dividend income	16,940	14,215

Interest expense:
Deposits	1,556	1,345
Federal Home Loan Bank of Boston advances	554	261
Total interest expense	2,110	1,606

Net interest income	14,830	12,609
Provision for loan losses	540	103

Net interest income after provision for loan losses	14,290	12,506

Non-interest income:
Customer service fees	1,455	1,502
Net gain on sales of mortgage loans	9,151	10,381
Mortgage servicing fees, net	1,473	430
Gain on sales/calls of securities	—	162
Increase in cash surrender value of life insurance	153	172
Gain on life insurance settlement	—	486
Bargain purchase gain	—	1,276
Other	731	621
Total non-interest income	12,963	15,030

Non-interest expenses:
Salaries and employee benefits	18,731	15,168
Occupancy and equipment	2,655	2,128
Data processing	758	761
Professional fees	1,344	1,378
Marketing	989	448
Foreclosed real estate, net	—	168
FDIC deposit insurance	145	246
Charitable foundation contribution	—	2,275
Merger and integration costs	531	980
Restructuring charge	594	—
Other	4,075	3,508
Total non-interest expenses	29,822	27,060

Income (loss) before income taxes	(2,569)	476

Income tax expense (benefit)	(443)	13
Net income (loss)	$(2,126)	$463

Weighted average common shares outstanding (basic and diluted)	5,468,514	N/A
Earnings (loss) per common share (basic and diluted)	$(0.39)	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2017	2016
Net income (loss)	$(2,126)	$463

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	74	(1,422)
Reclassification adjustment for net gains
realized in income (1)	—	(162)
Net unrealized gain (loss)	74	(1,584)
Related tax effects	—	—
Net-of-tax amount	74	(1,584)

Supplemental retirement plan:
Reclassification adjustments (2):
Actuarial losses	38	30
Prior service credits recognized	(89)	(25)
Settlement cost	—	59
Actuarial losses arising during the year	(26)	(25)
Net change in supplemental retirement plan	(77)	39
Related tax effects	—	—
Net-of-tax amount	(77)	39
Total other comprehensive loss	(3)	(1,545)
Comprehensive loss	$(2,129)	$(1,082)

1)	Amounts are included in gain on sales/calls of securities in the consolidated statements of operations.
2)	Amounts are included in other non-interest expenses in the consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2017 and 2016

(Dollars in thousands)

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Equity
Balance at December 31, 2015	—	$—	$—	$32,198	$—	$261	$32,459

Net income	—	—	—	463	—	—	463

Other comprehensive loss	—	—	—	—	—	(1,545)	(1,545)

Issuance of common stock for initial
public offering, net of costs of $2,325	5,686,750	57	54,486	—	—	—	54,543

Issuance of common stock to the
Randolph Savings Charitable Foundation	181,976	2	1,818	—	—	—	1,820

Stock purchased by ESOP	—	—	—	—	(4,695)	—	(4,695)

ESOP shares committed to be released	—	—	69	—	188	—	257

Balance at December 31, 2016	5,868,726	59	56,373	32,661	(4,507)	(1,284)	83,302

Net loss	—	—	—	(2,126)	—	—	(2,126)

Other comprehensive loss	—	—	—	—	—	(3)	(3)

Stock repurchased	(10,689)	—	(160)	—	—	—	(160)

Restricted stock awards granted	192,491	2	(2)	—	—	—	—

Restricted stock awards forfeited	(16,252)	—	—	—	—	—	—

Stock-based compensation	—	—	184	—	—	—	184

ESOP shares committed to be released	—	—	98	—	188	—	286

Adoption impact - ASU 2018-02	—	—	—	(120)	—	120	—

Balance at December 31, 2017	6,034,276	$61	$56,493	$30,415	$(4,319)	$(1,167)	$81,483

The accompanying notes are an integral part of these consolidated financial statements

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(2,126)	$463
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	540	103
Bargain purchase gain	—	(1,276)
Loans originated for sale	(398,696)	(404,555)
Principal balance of loans sold	403,758	403,632
Net amortization of securities	271	250
Net change in deferred loan costs and fees, and purchase premiums	(276)	111
Gain on sales/calls of securities	—	(162)
Depreciation and amortization	605	588
Impairment write-down on property and equipment	225	—
Impairment write-down on foreclosed real estate	—	150
Gain on life insurance settlement, net	—	(486)
Charitable foundation contribution	—	1,820
Stock-based compensation	184	—
ESOP expense	286	257
Increase in cash surrender value of life insurance	(153)	(172)
Net decrease (increase) in mortgage servicing rights	2,089	(297)
Other, net	(797)	488
Net cash provided by operating activities	5,910	914

Cash flows from investing activities:
Redemption of certificates of deposit	735	1,000
Securities available for sale:
Sales	—	2,521
Calls/maturities	2,586	6,970
Purchases	—	(23,405)
Principal payments on mortgage-backed securities	4,278	5,872
Loan originations, net of principal repayments	(31,614)	(12,175)
Loan purchases and participations	(36,032)	(4,426)
Redemption (purchases) of Federal Home Loan Bank of Boston stock	(832)	899
Proceeds from sale of building	—	1,231
Proceeds from life insurance settlement	—	2,157
Proceeds from sale of foreclosed real estate	—	367
Acquisition of First Eastern, net of cash acquired	—	(11,131)
Purchases of premises and equipment	(3,177)	(1,071)
Net cash used in investing activities	(64,056)	(31,191)

(continued)

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Concluded)

(In thousands)

	Years Ended December 31,
	2017	2016
Cash flows from financing activities:
Net increase in deposits	15,657	194
Net increase in short-term Federal Home Loan Bank of Boston borrowings	44,841	12,497
Proceeds from long-term Federal Home Loan Bank of Boston advances	—	1,449
Repayments of long-term Federal Home Loan Bank of Boston advances	(7,554)	(23,381)
Net decrease in mortgagors' escrow accounts	(665)	(448)
Net proceeds from the issuance of common stock	—	56,868
Acquisition of common stock by ESOP	—	(4,695)
Stock offering costs	—	(2,004)
Repurchases of common stock	(160)	—
Net cash provided by financing activities	52,119	40,480

Net change in cash and cash equivalents	(6,027)	10,203

Cash and cash equivalents at beginning of year	14,849	4,646

Cash and cash equivalents at end of year	$8,822	$14,849

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$2,122	$1,604
Income taxes paid, net of refunds	$10	$74
Non-cash items:
Leasehold improvements funded by landlord	$646	$—
Transfer of loan to foreclosed real estate	$193	$—
Transfer of property and equipment to assets held for sale	$828	$—

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

1.	CONVERSION

Randolph Bancorp, a Massachusetts-chartered mutual holding company and the parent company of Envision Bank, formerly Randolph Savings Bank (the “Bank”), adopted a plan of conversion (the “Plan of Conversion”) in January 2016 which was subsequently approved by Randolph Bancorp’s Corporators in May 2016. Under the Plan of Conversion, Randolph Bancorp would convert from a mutual to a stock holding company in a series of transactions in which Randolph Bancorp, Inc. (“Bancorp”) a recently formed subsidiary of Randolph Bancorp, became the surviving entity.

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

In connection with the Plan of Conversion, Bancorp established The Randolph Savings Charitable Foundation, Inc., subsequently re-named Envision Bank Foundation, Inc. (the “Foundation”). The Foundation was funded with 181,976 shares of Bancorp’s common stock and $455,000 in cash. Bancorp recognized expense of $2,274,700 in 2016 for this contribution.

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

Nature of Operations

The Bank, which changed its name from Randolph Savings Bank to Envision Bank on March 12, 2018, provides a variety of financial services to individuals and small businesses through its six branch offices in Massachusetts.  The Bank’s primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential and commercial mortgage loans.

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

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Basis of Presentation

The consolidated financial statements include the accounts of Randolph Bancorp, Inc. and its wholly-owned subsidiary, Envision Bank (together, the “Company”). The Bank has subsidiaries involved in owning investment securities and real estate properties and a subsidiary which provides loan closing services. All intercompany accounts and transactions have been eliminated in consolidation.

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

Derivative financial instruments

Derivative loan commitments

Mortgage loan commitments (interest rate locks) qualify as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  Loan commitments that are derivatives are recognized at fair value, including the value of mortgage servicing rights on the consolidated balance sheets in other assets and other liabilities with changes in fair value recorded in the net gain on sale of mortgage loans. In estimating fair value, the Company assigns a probability to a loan commitment becoming a closed loan based on historical experience.  Changes in the fair values of the loan commitments are recognized based on changes in the fair value of the underlying mortgage loan due to interest rate changes, changes in the probability the derivative loan commitment will be exercised, and the passage of time.

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

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and net deferred loan origination fees and costs and purchase premiums.  Interest income is accrued on the unpaid principal balance.  Certain direct loan origination costs and purchase premiums, net of origination fees, are deferred and recognized in interest income using the level yield method without anticipating prepayments.

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

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

Consumer – Loans in this segment primarily include personal unsecured loans, refinanced student loans and auto loans purchased from third party lenders. Repayment is dependent on the credit quality of the individual borrower.

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

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

In certain cases, the Company may have an obligation to repurchase mortgage loans sold to third parties and to refund fees to the purchaser if a payment default or prepayment occurs, in each case within a prescribed time period not exceeding four months after the sale date, or in the case of a violation of its representations and warranties under the provisions of its loan sale agreements. The Company evaluates its obligations under these provisions and recognizes a liability for the fair value of its recourse obligations. At December 31, 2017 and 2016, the Company determined that its obligations in connection with the recourse provisions of its loan sale agreements were insignificant.

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

Supplemental retirement plan

The Company accounts for its supplemental retirement plan using an actuarial model that allocates cost over the service period of participants in the plan.  The Company accounts for the over-funded or under-funded status of the plan as an asset or liability in its consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income/loss.

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

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Stock-based Compensation

The fair value of restricted stock and stock options is determined on the date of grant and amortized to compensation expense with a corresponding increase to additional paid-in capital over the required service period, but in no event beyond the date of an employee’s or director’s date of termination. Forfeitures of unvested awards and grants are recorded as incurred.

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

The Company does not have any uncertain tax positions at December 31, 2017 and 2016 which require accrual or disclosure.  The Company records interest and penalties as part of income tax expense.  No interest or penalties were recorded for the years ended December 31, 2017 and 2016.

Comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss).  Although certain changes in assets and liabilities are reported as a separate component of equity, such items, along with net income (loss), are components of comprehensive income (loss).

The components of accumulated other comprehensive loss (“AOCI”), included in stockholders’ equity, are as follows:

	December 31,	December 31,
	2017	2016
	(In thousands)
Securities available for sale:
Net unrealized loss	$(624)	$(698)
Tax effect	(313)	(423)
Net-of-tax amount	(937)	(1,121)

Supplemental retirement plan
Unrecognized net actuarial loss	(667)	(679)
Unrecognized net prior service credit	484	573
	(183)	(106)
Tax effect	(47)	(57)
Net-of-tax amount	(230)	(163)

Accumulated other comprehensive loss	$(1,167)	$(1,284)

In 2018, the Company expects to recognize $89,000 in prior service credits and $41,000 in net actuarial losses as components of cost for the supplemental retirement plan.  These amounts are included in accumulated other comprehensive income (loss) at December 31, 2017.  Prior service credits and net actuarial gains and losses are amortized to periodic pension cost over varying periods based on the plan participants to whom they relate.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Segment reporting

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Discrete financial information is not available other than on a company-wide basis.  Therefore, Company management has determined there to be a single segment for financial reporting purposes at December 31, 2017 and 2016.

Earnings (Loss) Per Share

Basic earnings (loss) per share represents income (loss) available to common stockholders divided by the weighted average of common shares outstanding during the period. Unvested restricted shares of common stock having dividend rights are treated as “participating securities” and, accordingly, are considered outstanding in computing basic earnings (loss) per share. Unallocated ESOP shares are not considered outstanding in computing earnings (loss) per share. Earnings per share is not presented herein for the year ended December 31, 2016 as common stock was not outstanding for the entire year. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued. Stock options represent potential dilutive shares with the number of such shares computed using the treasury method. No potential dilutive shares were considered in the computation of loss per share in 2017 as the impact would be anti-dilutive.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing probable incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgements used in determining the allowance for loan losses, as well as the credit quality and underwriting standards of an organization’s loan portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This ASU is effective for emerging growth companies in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted in fiscal years beginning after December

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

31, 2018. The Company is currently assessing its data and system needs and is evaluating the impact of the adoption of this ASU on the consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02 Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows reclassification of certain stranded income tax effects in accumulated other comprehensive income (loss) to retained earnings resulting from the Tax Cuts and Jobs Act of 2017 (the “Act”). The Company adopted ASU 2018-02 as of December 31, 2017 and recorded a reclassification adjustment from accumulated other comprehensive loss to retained earnings of $120,000, which is reflected in the accompanying consolidated statement of changes in stockholders’ equity.

Reclassifications

Certain reclassifications have been made to the 2016 consolidated financial statements in order to conform to the presentations used in the 2017 consolidated financial statements.  Such reclassifications had no impact on net income as presented in such financial statements.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

3.	ACQUISITION

On July 1, 2016, the Company acquired all of the outstanding common stock of Bankshares for cash of $14.1 million. First Eastern operated eight residential loan production offices in eastern Massachusetts and New Hampshire and a retail banking branch in downtown Boston. As a result of the transaction, Bankshares merged into Randolph Bancorp, Inc. and First Federal merged into Envision Bank. This business combination significantly increases the Company’s mortgage banking operations. The results of First Eastern’s operations are included in the Company’s consolidated statement of operations from the date of acquisition. First Eastern’s assets and liabilities were recorded at their fair value as of the date of acquisition based on management’s estimates using currently available information. Cash consideration paid, and fair values of First Eastern’s assets acquired and liabilities assumed, along with the resulting bargain purchase gain, are summarized in the following table (in thousands):

		Fair Value
	As Acquired	Adjustments		As Recorded
	(In thousands)
Cash and cash equivalents	$2,951	$—		$2,951
Loans held for sale	26,209	450	(a)	26,659
Loans	30,824	482	(b)	31,306
Mortgage servicing rights	4,396	1,820	(c)	6,216
Premises and equipment	1,566	1,534	(d)	3,100
Core deposit intangible	—	118	(e)	118
Goodwill	789	(789)	(f)	—
Other assets	2,046	(55)	(g)	1,991
Deposits	(41,737)	(53)	(h)	(41,790)
Federal Home Loan Bank of Boston advances	(13,128)	(60)	(h)	(13,188)
Other liabilities	(1,917)	(88)	(i)	(2,005)
Total identifiable net assets	$11,999	$3,359		15,358

Cash consideration paid to seller				14,082

Bargain purchase gain				$1,276

Explanation of the fair value adjustments is as follows:

(a)	The adjustment represents the write-up of the book value of loans held for sale to their estimated fair value based on current selling prices, including the value of their servicing rights.
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

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Direct acquisition and merger integration costs of the First Eastern business combination are being expensed as incurred and are presented separately in the accompanying statements of operations. Costs incurred in 2017 consist principally of employee severance benefits, systems conversion costs and consulting fees. Costs incurred in 2016 consist of retention bonuses, severance obligations, systems conversion costs as well as legal and consulting fees.

The following table presents selected unaudited pro forma financial information assuming that the acquisition was completed as of January 1, 2016. The pro forma amounts reflect adjustments related to: (a) reversal of non-recurring merger and integration costs; (b) reversal of a special bonus of $1.6 million paid in June 2016 to First Eastern executives in connection with the merger; (c) amortization and accretion of acquisition accounting fair value adjustments; and (d) reversal of the bargain purchase gain. No provision for income taxes is included in the determination of pro forma net income for the period presented due to the Company’s net operating loss carryforward position. Furthermore, the unaudited pro forma financial information do not reflect management’s estimate of any revenue enhancement opportunities or anticipated potential cost savings nor any adjustments related to the stock offering completed on July 1, 2016.

The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and First Eastern had the acquisition transaction actually been completed at the beginning of the period presented, nor does it indicate future results for any interim or annual period. Pro forma basic and diluted earnings (loss) per common share are not presented as such information is not being presented as part of our 2016 historical financial statements due to the completion of the stock offering on July 1, 2016.

Unaudited pro forma financial information for the year ended December 31, 2016 is as follows (in thousands):

Net Interest Income	$13,463
Non-interest Income	20,539
Net Income	1,658

Due to the conversion of First Eastern’s core processing system in the fourth quarter of 2016, separate revenue and earnings information for First Eastern since the date of acquisition is not available.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

4.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2017

Debt securities:
U.S. Government-sponsored enterprises	$3,999	$50	$(24)	$4,025
Corporate	2,005	27	(8)	2,024
Municipal	12,707	179	(18)	12,868
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	18,729	118	(450)	18,397
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	14,451	13	(403)	14,061
U.S. Government-guaranteed	2,132	—	(6)	2,126
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,871	12	(5)	1,878
U.S. Government-guaranteed	5,760	4	(100)	5,664
Total debt securities	61,654	403	(1,014)	61,043

Mutual fund	545	—	(12)	533

Total securities available for sale	$62,199	$403	$(1,026)	$61,576

December 31, 2016

Debt securities:
U.S. Government-sponsored enterprises	$3,999	$92	$(10)	$4,081
Corporate	3,044	54	(18)	3,080
Municipal	13,857	254	(56)	14,055
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	21,130	172	(580)	20,722
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	14,676	56	(554)	14,178
U.S. Government-guaranteed	9,589	12	(144)	9,457
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	2,127	28	—	2,155
U.S. Government-guaranteed	368	3	—	371
Total debt securities	68,790	671	(1,362)	68,099

Mutual fund	545	—	(7)	538

Total securities available for sale	$69,335	$671	$(1,369)	$68,637

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2017 are presented below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$2,078	$2,085
After 1 year through 5 years	14,377	14,525
After 5 years through 10 years	2,256	2,307
	18,711	18,917

Mortgage-backed securities and collaterlized mortgage obligations	42,943	42,126

	$61,654	$61,043

Obligations of U.S. Government-sponsored enterprises consist primarily of securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

At December 31, 2017 and 2016, investment securities having a fair value of $2,004,000 and $2,107,000, respectively, were pledged as collateral for certain deposits and FHLBB borrowings.

There were no individual holdings of investment securities at December 31, 2017 and 2016, other than holdings of the U.S. Government and its agencies, which exceeded 10% of the Company’s stockholders’ equity as of such dates.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
December 31, 2017	(In thousands)
Debt securities:
U.S. Government-sponsored enterprises	$—	$—	$(24)	$19,676
Corporate	—	—	(8)	988
Municipal	(11)	1,919	(7)	479
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(1)	1,623	(449)	13,163
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	(403)	8,805
U.S. Government-guaranteed	(6)	2,126	—	—
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	(5)	678	—	—
U.S. Government-guaranteed	(1)	295	(99)	3,756
Total debt securities	(24)	6,641	(990)	46,867

Mutual fund	—	—	(12)	533
	$(24)	$6,641	$(1,002)	$47,400
December 31, 2016
Debt securities:
U.S. Government-sponsored enterprises	$(10)	$1,990	$—	$—
Corporate	(14)	519	(4)	996
Municipal	(46)	3,310	(10)	477
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(580)	16,261	—	—
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	(554)	8,766	—	—
U.S. Government-guaranteed	(144)	5,927	—	—
Total debt securities	(1,348)	36,773	(14)	1,473

Mutual fund	(7)	538	—	—
	$(1,355)	$37,311	$(14)	$1,473

At December 31, 2017, 37 debt securities have unrealized losses with aggregate depreciation of 1.90% from the Company’s amortized cost basis. The unrealized losses at December 31, 2017, which related primarily to securities issued by U.S. government-sponsored enterprises, were primarily caused by interest rate increases over the past fifteen months. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments.  Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment.  Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

5.	LOANS

A summary of the loan portfolio is as follows:

	December 31,
	2017	2016
	(In thousands)
Mortgage loans on real estate:
Residential:
One-to-four family	$198,475	$179,025
Home equity loans and lines of credit	38,968	35,393
Commercial	101,755	88,394
Construction	25,357	23,629
	364,555	326,441

Commercial and industrial	21,766	2,067
Consumer	16,337	6,578

Total loans	402,658	335,086
Allowance for loan losses	(3,737)	(3,271)
Net deferred loan costs and fees, and purchase premiums	1,452	1,176

	$400,373	$332,991

The Company has transferred a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets.  The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties.  At December 31, 2017 and 2016, the Company was servicing loans for participants aggregating $5,902,000 and $6,197,000, respectively. See Note 6 for information relating to the Company’s servicing of residential mortgage loans for others.

The following table summarizes the changes in loans to directors, executive officers and their affiliates for the years ended December 31, 2017 and 2016:

	2017	2016
	(In thousands)
Balance at beginning of the year	$—	$32
New loans	—	—
Repayments	—	(32)
Balance at end of year	$—	$—

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following table presents activity in the allowance for loan losses, by loan category, for the years ended December 31, 2017, and 2016 and allocation of the allowance to each category as of December 31, 2017 and 2016:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
	(In thousands)
Allowance for loan losses
Balance at December 31, 2015	$1,076	$512	$1,367	$159	$72	$53	$3,239
Provision (credit) for loan losses	(66)	(76)	43	66	(20)	156	103
Loans charged-off	—	—	—	—	(15)	(81)	(96)
Recoveries	8	—	—	—	—	17	25
Balance at December 31, 2016	1,018	436	1,410	225	37	145	3,271
Provision (credit) for loan losses	(187)	(77)	210	126	263	205	540
Loans charged-off	—	—	—	—	—	(153)	(153)
Recoveries	23	—	—	—	35	21	79
Balance at December 31, 2017	$854	$359	$1,620	$351	$335	$218	$3,737

December 31, 2017
Allowance for impaired loans	$160	$1	$1	$—	$—	$—	$162
Allowance for non-impaired loans	694	358	1,619	351	335	218	3,575
Total allowance for loan losses	$854	$359	$1,620	$351	$335	$218	$3,737
Impaired loans	$5,205	$276	$352	$—	$—	$—	$5,833
Non-impaired loans	193,270	38,692	101,403	25,357	21,766	16,337	396,825
Total loans	$198,475	$38,968	$101,755	$25,357	$21,766	$16,337	$402,658
December 31, 2016
Allowance for impaired loans	$190	$2	$8	$—	$—	$—	$200
Allowance for non-impaired loans	828	434	1,402	225	37	145	3,071
Total allowance for loan losses	$1,018	$436	$1,410	$225	$37	$145	$3,271
Impaired loans	$4,506	$276	$832	$—	$—	$—	$5,614
Non-impaired loans	174,519	35,117	87,562	23,629	2,067	6,578	329,472
Total loans	$179,025	$35,393	$88,394	$23,629	$2,067	$6,578	$335,086

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following table presents past due and non-accrual loans, by loan category, at December 31, 2017 and 2016:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual Loans
	(In thousands)
December 31, 2017
Residential one-to-four family	$737	$—	$—	$737	$1,975
Home equity loans and lines of credit	96	—	—	96	276
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$833	$—	$—	$833	$2,251

December 31, 2016
Residential one-to-four family	$1,168	$201	$—	$1,369	$1,945
Home equity loans and lines of credit	258	—	—	258	276
Commercial real estate	400	—	—	400	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	59	—	—	59	—

Total	$1,885	$201	$-	$2,086	$2,221

At December 31, 2017 and 2016, there were no loans past due 90 days or more and still accruing interest.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Further information pertaining to impaired loans, which includes both non-accrual loans and troubled debt restructurings, follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
December 31, 2017
Impaired loans without a valuation allowance:
Residential one-to-four family	$2,685	$2,641	$—
Home equity loans and lines of credit	247	247	—
Commercial real estate	257	257	—
Total	3,189	3,145	—

Impaired loans with a valuation allowance:
Residential one-to-four family	2,584	2,564	160
Home equity loans and lines of credit	29	29	1
Commercial real estate	95	95	1
Total	2,708	2,688	162

Total impaired loans	$5,897	$5,833	$162

December 31, 2016
Impaired loans without a valuation allowance:
Residential one-to-four family	$1,922	$1,877	$—
Home equity loans and lines of credit	246	246	—
Commercial real estate	270	270	—
Total	2,438	2,393	—

Impaired loans with a valuation allowance:
Residential one-to-four family	2,648	2,629	190
Home equity loans and lines of credit	31	30	2
Commercial real estate	562	562	8
Total	3,241	3,221	200

Total impaired loans	$5,679	$5,614	$200

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Information related to the average balances of impaired loans and the interest income recognized on such loans, follows:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Year Ended December 31, 2017

Residential one-to-four family	$4,956	$195	$82
Home equity loans and lines of credit	276	1	1
Commercial real estate	655	36	—

Total	$5,887	$232	$83

Year Ended December 31, 2016
Residential one-to-four family	$4,738	$158	$56
Home equity loans and lines of credit	260	1	1
Commercial real estate	1,122	51	—
Commercial and industrial	5	2	1

Total	$6,125	$212	$58

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

At December 31, 2017, the Company had 13 residential real estate loans and 2 commercial real estate loans aggregating $3,230,000 and $153,000, respectively, which were subject to troubled debt restructuring agreements.

At December 31, 2016, the Company had 13 residential real estate loans and 3 commercial real estate loans aggregating $2,809,000 and $624,000, respectively, which were subject to troubled debt restructuring agreements.

As of December 31, 2017 and 2016,  all troubled debt restructurings were performing in accordance with the terms of the modified loan agreements.

For the years ended December 31, 2017 and 2016 the Company did not enter into any loan modifications meeting the criteria of a troubled debt restructuring.

Management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each of the troubled debt restructurings.  Any reserve required is recorded as part of the allowance for loan losses.  At December 31, 2017 and 2016 allowances of $162,000 and $200,000, respectively, related to troubled debt restructurings.

During the years ended December 31, 2017 and 2016, there were no troubled debt restructurings that defaulted (over 30 days past due) within twelve months of the restructure date.

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

The following table presents the Company’s loans by risk rating at December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial
	(In thousands)
Loans rated 1 - 3A	$101,556	$25,357	$21,766	$88,186	$23,286	$2,067
Loans rated 4	—	—	—	—	343	—
Loans rated 5	199	—	—	208	—	—

	$101,755	$25,357	$21,766	$88,394	$23,629	$2,067

Residential mortgages, home equity loans and lines of credit, and consumer loans are monitored for credit quality based primarily on their payment status. When one of these loans becomes more than 90 days delinquent it is assigned an internal loan rating. At December 31, 2017, $712,000 in residential mortgages were rated as substandard and $2,512,000 in residential mortgages and $247,000 in home equity loans were rated as special mention. At December 31, 2016, $890,000 in residential mortgages were rated as substandard and $1,471,000 in residential mortgages and $400,000 in home equity loans were rated as special mention.

6.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were $771,407,000 and $1,046,551,000 at December 31, 2017 and 2016, respectively.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following table summarizes the activity in the Company’s mortgage servicing rights for the indicated periods:

	For the Year Ended December 31,
	2017	2016
Mortgage servicing rights:	(In thousands)
Balance at beginning of year	$8,486	$2,601
Additions through originations	2,310	2,348
Acquisition of First Eastern	—	6,216
Amortization	(1,071)	(1,064)
Sales	(3,238)	(1,191)
Balance at end of year	$6,487	$8,910
Valuation allowance:
Balance at beginning of year	$424	$34
Provision (credit)	(334)	390
Balance at end of year	$90	$424
Mortgage servicing rights, amortized cost	$6,397	$8,486
Mortgage servicing rights, fair value	$6,485	$8,520

At December 31, 2017 and 2016, the fair value of servicing rights was determined using a discount rate of 13% and 14%, respectively, and projected annual prepayment speeds ranging from 6% to 24% for 2017 and 6% to 39% for 2016.

Contractually specified servicing fees for the years ended December 31, 2017 and 2016 amounted to $2,434,000 and $1,884,000, respectively, and are included in mortgage servicing fees, net.

7.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,		Estimated
	2017	2016	Useful Life
	(In thousands)		(In years)
Land and improvements	$2,525	$2,676
Buildings and improvements	4,457	4,176	5 to 50
Leasehold improvements	1,503	393	3 to 5
Equipment	4,765	3,722	3 to 10
Construction-in-progress	101	611
	13,351	11,578
Less accumulated depreciation and amortization	(4,681)	(5,298)
	$8,670	$6,280

Total depreciation and amortization expense for the years ended December 31, 2017 and 2016 amounted to $605,000 and $588,000, respectively.

During 2017, the Company amended the lease for its Andover loan operations center relocating offices within an office complex. As part of this lease amendment, the landlord funded the cost of leasehold improvements which amounted to $646,000. These costs have been capitalized as part of premises and equipment and a tenant improvement allowance has been recorded as part of other liabilities in the accompanying consolidated balance sheet. Both the leasehold improvements and tenant improvement allowance are being amortized over the initial lease term of approximately five years.

During 2017, the Company relocated one of its branch offices and entered into a lease for a new location to which it will transfer the deposits of an existing branch office in 2018. The premises and equipment of these branches have been reclassified to assets held for sale at the lower of their net book value or fair value and amounted to $828,000 at December 31, 2017. Included in other non-interest income for the year ended December 31, 2017 is an impairment charge of $225,000 related to one of these branches.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

8.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2017	2016
	(In thousands)
Demand deposits	$62,130	$59,646
NOW accounts	44,988	49,112
Money market deposits	63,774	50,956
Regular and other savings	102,528	101,575
Total non-certificate accounts	273,420	261,289
Term certificates less than $250,000	80,538	83,410
Term certificates of $250,000 or more	12,878	6,480
Total certificate accounts	93,416	89,890
	$366,836	$351,179

Included in term certificates less than $250,000 at December 31, 2016 were brokered deposits of  $249,000. Included in money market deposits at December 31, 2017 were brokered deposits of $7.1 million.

A summary of term certificates by maturity is as follows:

	December 31, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
Maturing during:	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2017	$—	—%	$55,582	0.83%
2018	49,550	0.84	15,257	1.01
2019	22,470	1.20	8,703	1.21
2020	8,754	1.44	5,856	1.62
2021	4,873	1.57	4,492	1.52
2022	7,769	1.65	—	—
	$93,416	1.09%	$89,890	0.98%

9.	BORROWINGS

A summary of borrowings from the FHLBB at December 31, 2017 and 2016 is as follows:

	2017		2016
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Fixed-rate advances maturing:
2017*	$—	—%	$26,932	0.81%
2018*	69,337	1.55	4,858	1.07
2019	1,500	1.00	1,500	1.00
2020*	3,129	1.52	3,359	1.55
2021*	1,988	1.34	2,018	1.35
	$75,954	1.54%	$38,667	0.94%

*	Includes amortizing advances which require monthly principal and interest payments.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Included in FHLBB borrowings at December 31, 2017 and 2016 are overnight advances of $64.7 million and $19.9 million, respectively. Selected information for such short-term borrowings for the years presented is as follows (in 000’s):

	2017	2016
Average daily balance	$34,656	$15,497
Maximum outstanding at any month end	64,739	19,898

Advances from the FHLBB are secured by a blanket pledge agreement on the Bank’s qualified collateral, defined principally as 75% of the carrying value of pledged first mortgage loans on owner-occupied residential property and 65% on pledged commercial real estate loans.  Available borrowing capacity at December 31, 2017 was $67,564,000.  At December 31, 2017, the Bank was in compliance with the FHLBB collateral requirements.

The Bank also has a $4,195,000 available line of credit with the FHLBB at an interest rate that adjusts daily.  Borrowings under the line are limited to 2% of the Bank’s total assets.  At December 31, 2017 and 2016, there were no advances outstanding.

The Bank also has a $3,500,000 available line of credit with a correspondent bank.  No advances were outstanding at December 31, 2017 and 2016.

10.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows (in thousands):

	Years Ended December 31,
	2017	2016
Current tax expense (benefit):
Federal	$(462)	$—
State	19	13
Total current tax expense (benefit)	(443)	13
Deferred tax expense (benefit):
Federal	(518)	(550)
Effect of change in federal tax rate	1,627	—
State	(23)	23
	1,086	(527)
Change in valuation allowance	541	527
Effect of change in federal tax rate - valuation allowance	(1,627)	—
Total deferred tax expense	—	—
Total tax expense (benefit)	$(443)	$13

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The reasons for the differences between the statutory federal income tax expense (benefit) and the actual tax expense (benefit) are summarized as follows (in thousands):

	Years Ended December 31,
	2017	2016
Statutory federal tax at 34%	$(874)	$162
Increase (decrease) resulting from:
State taxes, net of federal tax effect	(3)	24
Bank-owned life insurance	(52)	(81)
Tax exempt income	(118)	(125)
Dividends received deduction	(5)	(4)
Change in valuation allowance	541	527
Change in AOCI deferred effect	(36)	(525)
Effect of change in federal tax rate	1,627	—
Effect of change in federal tax rate-valuation allowance	(1,627)	—
Other, net	104	35
Total tax expense (benefit)	$(443)	$13

The federal tax benefit in 2017 results from repeal of the alternative minimum tax (“AMT”) under the Tax Cuts and Jobs Act of 2017 (the “Act”) which was signed into law on December 22, 2017. The Act also provides that existing AMT credit carryforwards be refunded over the next four years.

The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21% effective on January 1, 2018 and repeal of the AMT. As a result of these changes, the Company revalued its net deferred tax asset as of December 22, 2017 resulting in a reduction in the value of the net deferred tax asset of $1,627,000 which was offset by a corresponding decrease in the valuation allowance.

The components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Federal	$4,436	$6,332
State	1,008	875
	5,444	7,207
Valuation allowance	(3,326)	(4,652)
	2,118	2,555
Deferred tax liabilities:
Federal	(1,447)	(1,982)
State	(671)	(573)
	(2,118)	(2,555)
Net deferred tax asset	$—	$—

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The tax effects of items giving rise to deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2017	2016
Employee benefit plans	$951	$1,211
Allowance for loan losses	1,050	1,306
Funded status of post-retirement benefits	52	36
Securities available for sale	137	237
Alternative minimum tax credit	—	462
Depreciation and amortization	193	179
Net deferred loan origination costs	(321)	(445)
Mortgage servicing rights	(1,624)	(1,738)
Net operating loss carryforward	2,171	2,682
Charitable contribution carryforward	702	988
Derivatives	(98)	(254)
Stock-based compensation	48	—
Other, net	65	(12)
	3,326	4,652
Valuation allowance on deferred tax assets	(3,326)	(4,652)
Net deferred tax asset	$—	$—

At December 31, 2017, the Company has a federal net operating loss carryforward of $10,337,000, of which $4,745,000 expires on December 31, 2033, $406,000 expires on December 31, 2034, $1,542,000 expires on December 31, 2035, $501,000 expires on December 31, 2036 and $3,143,000 expires on December 31, 2037.

At December 31, 2017, the Company has a charitable contribution carryforward of $2,488,000 of which all but $174,000 expires on December 31, 2021.

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

The federal income tax reserve for loan losses at the Company’s base year amounted to $2,033,000.  If any portion of the reserve is used for purposes other than to absorb the losses for which it was established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the fiscal year in which used.  As the Company intends to use the reserve only to absorb loan losses, a deferred income tax liability of $571,000 has not been provided.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities.  The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2014 through 2017.  The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2014 are open.

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

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases.  Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of derivative loan commitments was $24,222,000 and $32,904,000 at December 31, 2017 and 2016, respectively.  The fair value of such commitments at December 31, 2017 and 2016 was an asset of $363,000 and $617,000, respectively, and is included in other assets in the consolidated balance sheets. During the years ended December 31, 2017 and 2016, reductions in aggregate fair value of $254,000 and $81,000, respectively, related to interest rate lock commitments were recognized and included in the net gain on sales of mortgage loans in the accompanying consolidated statements of operations.

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

The Company expects that these forward loan sale commitments will experience changes in fair value that serve to offset the change in fair value of derivative loan commitments the degree to which depends on the notional amount of such sale commitments.  The notional amount of undesignated forward loan sale commitments was $29,613,000 and $29,481,000 at December 31, 2017 and 2016, respectively and liabilities of $19,000 and $47,000 at December 31, 2017 and 2016, respectively, are included in other liabilities in the consolidated balance sheets. The fair value of such commitments was an asset of $4,000 and $65,000 at December 31, 2017 and 2016, respectively, and are included in other assets in the consolidated balance sheets. During the years ended December 31, 2017 and 2016, an increase (reduction) in aggregate fair value of $(66,000) and $103,000, respectively, related to forward loan sale commitments was recognized and is included in net gain on sales of mortgage loans in the accompanying consolidated statements of operations.

12.	MINIMUM REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to various regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective actions regulations, involve qualitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgement by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015. Under BASEL III, community banking institutions must maintain a capital conservation buffer of common equity tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over three years with an initial phase-in of 0.625% (1.25% at December 31, 2017).

Quantitative measures established by regulation to ensure capital adequacy require the Bancorp and Bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier 1 capital to risk weighted assets Tier 1 capital to average assets and common equity Tier 1 capital (all as defined). Management believes, as of December 31, 2017 and 2016, that Randolph Bancorp, Inc. and Envision Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2017, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since the notification that management believes have changed the Bank’s category.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Bancorp Inc.’s and the Bank’s actual and minimum capital amounts and ratios are presented in the following tables.

					Minimum
					To Be Well
			For Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Bancorp	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017
Total capital (to risk weighted assets)	$86,318	23.9%	$28,885	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	82,581	22.9	21,664	6.0	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	82,581	22.9	16,248	4.5	N/A	N/A
Tier 1 capital (to average assets)	82,581	16.0	20,663	4.0	N/A	N/A
December 31, 2016
Total capital (to risk weighted assets)	84,565	28.5	23,762	8.0	N/A	N/A
Tier 1 capital (to risk weighted assets)	81,294	27.4	17,822	6.0	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	81,294	27.4	13,366	4.5	N/A	N/A
Tier 1 capital (to average assets)	81,294	16.9	19,277	4.0	N/A	N/A

					Minimum
					To Be Well
			For Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017
Total capital (to risk weighted assets)	$73,612	20.4%	$28,896	8.0%	$36,120	10.0%
Tier 1 capital (to risk weighted assets)	69,875	19.4	21,667	6.0	28,889	8.0
Common equity Tier 1 capital (to risk weighted assets)	69,875	19.4	16,250	4.5	23,472	6.5
Tier 1 capital (to average assets)	69,875	12.4	22,564	4.0	28,205	5.0
December 31, 2016
Total capital (to risk weighted assets)	73,991	24.9	23,763	8.0	29,703	10.0
Tier 1 capital (to risk weighted assets)	70,720	23.8	17,822	6.0	23,762	8.0
Common equity Tier 1 capital (to risk weighted assets)	70,720	23.8	13,366	4.5	19,307	6.5
Tier 1 capital (to average assets)	70,720	14.7	19,277	4.0	24,096	5.0

13.	POST-RETIREMENT PLANS

Supplemental retirement agreements

The Company maintains supplemental retirement agreements with certain officers and directors (none of whom currently provide services to the Company) that provide for supplemental benefits commencing with retirement.  The present value of future benefits payable is accrued over the terms of employment or anticipated term of each participating director’s position, as applicable, taking into consideration the vesting provisions in the agreements.

At December 31, 2017 and 2016, the accrued benefits related to the agreements amounted to $607,000 and $654,000, respectively.  Total expense, included in other non-interest expenses, related to these supplemental agreements amounted to $64,000 and $54,000 for the years ended December 31, 2017 and 2016, respectively.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Supplemental retirement plan

The Company has a master supplemental retirement plan (“Plan”) which covers certain officers and directors of the Company.  In 2017 and 2016, the only active participants in the Plan were directors.  Information pertaining to activity in the Plan follows:

	Years Ended December 31,
	2017	2016
	(In thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	201	371
Benefits paid	(201)	(371)
Fair value of plan assets at end of year	—	—
Change in benefit obligation:
Benefit obligation at beginning of year	1,836	2,105
Service cost	10	12
Interest cost	53	65
Actuarial loss	26	25
Benefits paid	(201)	(371)
Benefit obligation at end of year	1,724	1,836
Unfunded status and accrued supplemental pension cost at year end	$(1,724)	$(1,836)
Accumulated benefit obligation at year end	$1,724	$1,836

The assumptions used to determine the benefit obligation are as follows:

	December 31,
	2017	2016
Discount rate	2.90%	3.05%
Annual inflation factor	1.00%	1.00%

Net periodic benefit cost, included in other non-interest expenses, attributable to the Plan for the years ended December 31, 2017 and 2016, consists of the following:

	2017	2016
	(In thousands)
Service cost	$10	$12
Interest cost	53	65
Amortization of net actuarial loss	38	30
Amortization of prior service credit	(89)	(25)
Settlement cost	—	59
	$12	$141

The following assumptions were used to determine the net periodic benefit cost for the years ended December 31, 2017 and 2016:

	2017	2016
Discount rate	3.05%	3.35%
Annual inflation factor	1.00%	1.00%

The Company expects to contribute $201,000 to the Plan for the year ending December 31, 2018.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Estimated future benefit payments, which reflect expected future services, as appropriate, are as follows:

Years Ending
December 31,	Amount
(In thousands)
2018	$201
2019	201
2020	201
2021	201
2022	213
2023-2027	898

In 2016, a Company director who was a participant in the supplemental retirement plan passed away. Included in other non-interest income and other non-interest expense is $486,000 and $59,000, respectively, from settlement of the underlying life insurance policies and payment of benefits under the supplemental retirement plan.

Endorsement split-dollar life insurance arrangements

The Company is the sole owner of life insurance policies pertaining to certain of the Company’s directors and executives.  The Company has entered into agreements with these directors and executives whereby the Company will pay to the directors’ and executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies.  Expense associated with this post-retirement benefit for the years ended December 31, 2017 and 2016 amounted to $22,000 and $26,000, respectively.  At December 31, 2017 and 2016, the accrued benefits related to the split-dollar arrangements amounted to $419,000 and $397,000, respectively.

401(k) Plan

The Company maintains a 401(k) Plan whereby each employee reaching the age of 21 automatically becomes a participant in the plan.  Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. All employees who have worked for one year or 1,000 hours are eligible for an automatic employer contribution of 3% of employees’ compensation, which includes no vesting period. The Company also matches 50% of the first 2% of an eligible employee’s contributions, allowing for a total employer contribution of 4% of employees’ compensation.  Matching contributions vest over a four year service period.  In addition, a profit sharing provision allows for an additional discretionary contribution by the Company upon approval of the Board of Directors.  For the years ended December 31, 2017 and 2016, expenses attributable to the plan amounted to $583,000 and $479,000, respectively.

14.	STOCK-BASED COMPENSATION

Under the Randolph Bancorp, Inc. 2017 Stock Option and Incentive Plan (the “Equity Plan”), the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and non-qualified stock options may be granted under the Equity Plan with 586,872 shares reserved for options.  The exercise price of each option equals the market price of the Company’s stock on the date of the grant and the maximum term of each options is 10 years.  The total number of shares reserved for restricted stock is 237,749. Options and awards generally vest ratably over five years.  The fair value of shares awarded is based on the market price at the date of grant.

Stock Options

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility because the Company does not have a sufficient trading history.

•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.

•	Expected dividend yield is based on the Company's history and expectation of dividend payouts.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

In 2017, the Company made the following grants of options to purchase shares of common stock and used the following assumptions in measuring the fair value of such grants:

Date of grant	October 12, 2017
Options granted	340,387
Vesting period (years)	3-5
Expiration period (years)	10
Expected volatility	23.59% - 29.87%
Expected life (years)	3.0 - 6.5
Expected dividend yield	—
Risk free interest rate	1.66% - 2.06%
Option fair value	$2.71 - $5.05

A summary of the status of the Company's stock option grants for the year ended December 31, 2017 is presented in the table below:

Options	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2017	—	$—	—	$—
Granted	340,387	14.66	9.78	—
Forfeited	(24,378)	—	—	—
Balance at December 31, 2017 (all non-vested)	316,009	$14.66	9.78	$219,374
Exercisable at December 31, 2017	—	$—	—	—
Unrecognized compensation cost	$1,338,000
Weighted average remaining recognition period (years)	4.78

For the year ended December 31, 2017, stock-based compensation expense applicable to the stock options was $65,000. There was no stock-based compensation expense for the year ended December 31, 2016.

Restricted Stock

Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the plan. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Restricted stock awarded in 2017 was at no cost to the awardee.

The following table presents the activity in restricted stock awards under the Equity Plan for the year ended December 31, 2017:

	Restricted Stock Awards	Weighted Average Grant Price
Restricted stock awards at January 1, 2017	—	$—
Granted	192,491	14.66
Forfeited	(16,252)	14.66
Restricted stock awards at December 31, 2017 (all non-vested)	176,239	$14.66
Unrecognized compensation cost	$2,464,000
Weighted average remaining recognition period (years)	4.61

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Total expense for the restricted stock awards was $120,000 for the year ended December 31, 2017. There was no expense related to restricted stock awards for the year ended December 31, 2016.

15.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company maintains an Employee Stock Ownership Plan (“ESOP”), which is a tax-qualified retirement plan providing eligible employees the opportunity to own Bancorp stock. Bancorp granted a loan to the ESOP for the purchase of 469,498 shares of its common stock at $10.00 per share. The loan is payable annually over 25 years with interest at the prime rate to be reset each January 1st. The interest rate in effect for the period July 1, 2016 through December 31, 2016 was 3.50% and for the year ended December 31, 2017 was 3.75%. The loan is secured by the shares which have not yet been allocated to participants. Loan payments are funded by cash contributions from the Bank. Such contributions are allocated to eligible participants based on their compensation, subject to federal tax limits. Shares are committed to be released on a monthly basis and allocated as of December 31st of each year. The number of shares to be allocated annually is 18,780 through the year 2040. For the years ended December 31, 2017 and 2016, the Company recognized compensation expense for the ESOP of $286,000 and $257,000, respectively. The fair value of the 431,938 unallocated ESOP shares at December 31, 2017 was $6,630,000.

16.	SHARE REPURCHASE PROGRAM

In September 2017, the Company’s Board of Directors adopted a share repurchase program under which the Company may repurchase up to 10%, or 586,854 shares of its then outstanding common shares. Repurchases under the program may be made in open market or in privately negotiated transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program may be suspended or terminated at any time without prior notice, and it will expire on September 14, 2018. As of December 31, 2017, the Company had repurchased 10,000 shares at a cost of $149,000 in connection with this program.

17.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the accompanying consolidated financial statements.

Lease commitments

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2017, future minimum rent commitments are as follows:

Years Ending
December 31,	Amount
(In thousands)
2018	$867
2019	858
2020	822
2021	658
2022	526
Thereafter	95
$3,826

The leases contain options to extend for periods of three to ten years.  The cost of unexercised options periods is not included above.  Total rent expense for the years ended December 31, 2017 and 2016 amounted to $883,000 and $568,000, respectively.

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

At December 31, 2017 and 2016, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2017	2016
	(In thousands)
Commitments to originate loans	$35,549	$35,682
Unused lines and letters of credit	39,968	37,045
Unadvanced funds on construction loans	6,967	2,699
Overdraft lines of credit	8,996	9,189

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

The Company has also entered into change in control agreements with six members of senior management which provide that if, within two years of a change of control of the Company or the Bank, the executive in involuntarily terminated other than for cause, disability or death, or voluntarily resigns for good reason, the executive will be entitled to a lump-sum payment equal to two times salary plus bonus.

Other contingencies

The Company is not currently a party to any pending legal proceedings that it believes would have a material adverse effect on its financial condition, results of operations or cash flows.

18.	FAIR VALUE OF ASSETS AND LIABILITIES

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

Federal Home Loan Bank of Boston stock – It is not practical to determine the fair value of FHLBB stock due to restrictions on its transferability.

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
	(In thousands)
December 31, 2017
Assets:
Securities available for sale:
Debt securities	$—	$61,043	$—	$61,043
Mutual fund	—	533	—	533
Loans held for sale	—	25,390	—	25,390
Derivative loan commitments	—	363	—	363
Forward loan sale commitments	—	4	—	4

Liabilities:
Forward loan sale commitments	—	19	—	19

December 31, 2016
Assets:
Securities available for sale:
Debt securities	$—	$68,099	$—	$68,099
Mutual fund	—	538	—	538
Loans held for sale	—	30,452	—	30,452
Derivative loan commitments	—	617	—	617
Forward loan sale commitments	—	65	—	65

Liabilities:
Forward loan sale commitments	—	47	—	47

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during 2017 or 2016.

Effective July 1, 2016, the Company elected the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, “Financial Instruments” for its residential mortgage loans being held for sale in the secondary market. ASC 825 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards. The Company elected the fair value option to better match changes in fair values of the loans with changes in the fair value of the forward loan sale commitments which are used to economically hedge them against changes in interest rates between the time an interest rate lock agreement is entered into with the borrower and the time the completed loan is sold. The aggregate fair value of the loans held for sale, the contractual balance of loans held for sale and the gain on loans held for sale totaled $25.4 million, $24.9 million and $467,000, respectively, at December 31, 2017.  The gains on loans held for sale is reported as a component of net gains on sale of mortgage loans in the accompanying statement of operations for the year ended December 31, 2017.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with U.S. generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets as of December 31, 2017 and 2016.  The gains and losses represent the amounts recorded during 2017 and 2016 on the assets held at year-end.  There are no liabilities measured at fair value on a non-recurring basis.

				Year Ended
	December 31, 2017			December 31, 2017
	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$1,630	$—
Mortgage servicing rights	—	6,397	—	334
Assets held for sale	—	—	828	(225)
Foreclosed real estate	—	—	193	—

	$—	$6,397	$2,651	$109

				Year Ended
	December 31, 2016			December 31, 2016
	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$518	$—
Mortgage servicing rights	—	8,486	—	(390)

	$—	$8,486	$518	$(390)

Gains or losses applicable to impaired loans are based on the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of charges in market conditions, less estimated selling costs, and are not recorded directly to current earnings but rather as a component in determining the allowance for loan losses.

The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes loan prepayment assumptions based on current market conditions and applies a discount rate based on indicated rates of return required by market participants. During the year ended December 31, 2016 there were partial impairments in certain strata and, as a result, an increase of $390,000 in the valuation allowance was recorded. During the year ended December 31, 2017, the fair value of these strata increased due to slower loan prepayment speeds and a reduction in the discount rate from 14% to 13% resulting in a partial reversal of $334,000 in the valuation allowance.

During the year ended December 31, 2017, the Company recognized an impairment write-down of $225,000 upon transferring a branch location scheduled to be sold in 2018 to assets held for sale. The amount of the write-down is based on the terms of an executed purchase and sale agreement.

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

	December 31, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$2,940	$2,932	$—	$2,932	$—
Securities available for sale	61,576	61,576	—	61,576	—
Loans held for sale	25,390	25,390	—	25,390	—
Loans, net	400,373	398,407	—	—	398,407
Derivative assets	367	367	—	367	—

Financial liabilities:
Deposits	$366,836	$365,997	$—	$365,997	$—
FHLBB advances	75,954	75,821	—	75,821	—
Derivative liabilities	19	19	—	19	—

	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$3,675	$3,687	$—	$3,687	$—
Securities available for sale	68,637	68,637	—	68,637	—
Loans held for sale	30,452	30,452	—	30,452	—
Loans, net	332,991	331,132	—	—	331,132
Derivative assets	682	682	—	682	—

Financial liabilities:
Deposits	$351,179	$350,979	$—	$350,979	$—
FHLBB advances	38,667	38,531	—	38,531	—
Derivative liabilities	47	47	—	47	—

19.	OTHER NON-INTEREST EXPENSES

Included in other non-interest expenses in 2017 and 2016 are certain items exceeding 1% of the Company’s total interest and non-interest income as follows:

	2017	2016
	(In thousands)
Software amortization and maintenance	$789	$445
Debit card expense	322	310
Directors fees	333	251

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

20.	RESTRUCTURING CHARGE

During the fourth quarter of 2017, the Company finalized a plan to reduce operating expenses through a workforce reduction in its mortgage banking operations to better align staffing levels with the then current volume of residential mortgage loan originations. The workforce reduction involved approximately 8% of the Company’s employees and took effect in 2017. The involuntary termination benefits accrued and charged to expense amounted to $594,000 and have been separately presented in the accompanying statement of operations for the year ended December 31, 2017.

21.	PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

Financial information as of December 31, 2017 and 2016 and for the years then ended pertaining to only Randolph Bancorp, Inc. is as follows:

BALANCE SHEETS

	December 31,	December 31,
	2017	2016
Assets
Cash and due from banks	$8,187	$8,496
Due from Envision Bank	141	169
Investment in Envision Bank	68,777	70,130
ESOP loan	4,378	4,507

Total assets	$81,483	$83,302

Stockholders' Equity
Preferred stock	$—	$—
Common stock	61	59
Additional paid-in capital	56,493	56,373
Retained earnings	30,415	32,661
ESOP-Unearned compensation	(4,319)	(4,507)
Accumulated other comprehensive loss, net of tax	(1,167)	(1,284)
Total stockholders' equity	81,483	83,302

Total liabilities and stockholders' equity	$81,483	$83,302

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016
Total income	$169	$82
Charitable foundation contribution	—	2,275
Operating expenses	308	141
Loss before incomes taxes and equity in undistributed net income (loss) of Envision Bank	(139)	(2,334)
Applicable income taxes	—	—
Loss before equity in undistributed net income (loss) of Envision Bank	(139)	(2,334)

Equity in undistributed net income (loss) of Envision Bank	(1,987)	2,797
Net income (loss)	$(2,126)	$463

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(2,126)	$463
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed net (income) loss of Envision Bank	1,987	(2,797)
Charitable foundation contribution of Company stock	—	1,820
Change in intercompany receivable	(139)	—
Net cash used in operating activities	(278)	(514)

Cash flows from investing activities:
Acquisition of First Eastern, net of cash acquired	—	(11,131)
Investment in Envision Bank	—	(29,991)
ESOP loan	—	(4,695)
Payments received on ESOP loan	129	188
Net cash used in investing activities	129	(45,629)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	56,868
Stock offering costs	—	(2,325)
Stock repurchases	(160)	—
Net cash provided by financing activities	(160)	54,543

Net change in cash and cash equivalents	(309)	8,400

Cash and cash equivalents at the beginning of year	8,496	96

Cash and cash equivalents at end of year	$8,187	$8,496

Non-cash item:
Contribution of net assets of First Eastern to Envision Bank	$—	$12,407

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

22.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2017	2016	2017	2016	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Interest and dividend income	$3,884	$3,155	$4,175	$3,260	$4,389	$3,876	$4,492	$3,923
Interest expense	400	375	485	388	573	455	652	388
Net interest and dividend income	3,484	2,780	3,690	2,872	3,816	3,421	3,840	3,535
Provision (credit) for loan losses	235	62	100	—	—	(160)	205	200
Gain on sales of mortgage loans	2,038	681	2,520	1,058	2,705	5,401	1,888	3,241
Other non-interest income	1,372	622	914	1,028	866	1,959	660	1,041
Total non-interest income	3,410	1,303	3,434	2,086	3,571	7,360	2,548	4,282
Merger and integration costs	167	117	357	33	7	514	—	316
Other non-interest expense	6,962	3,899	7,071	4,207	7,202	10,138	8,056	7,837
Total non-interest expense	7,129	4,016	7,428	4,240	7,209	10,652	8,056	8,153
Provision (benefit) for income taxes	(23)	3	(254)	—	129	—	(295)	10
Net income (loss)	$(447)	$2	$(150)	$718	$49	$289	$(1,578)	$(546)

Basic and diluted earnings (loss) per share	$(0.08)	N/A	$(0.03)	N/A	$0.01	$0.05	$(0.28)	$(0.10)
Weighted average common shares (basic and diluted)	5,420,356	N/A	5,425,033	N/A	5,429,564	5,403,923	5,597,762	5,413,313

During the fourth quarter of 2017, the Company recognized a restructuring charge of $594,000 in connection with a workforce reduction in its mortgage banking operation intended to better align staffing levels with the current volume of residential mortgage loan originations.  In addition, the Company recognized an impairment write-down of $225,000 on a branch office to be closed in 2018 and expenses of $160,000 associated with a planned transfer of loan servicing. Partially offsetting the impact of these expenses was a reduction of $200,000 in the valuation allowance for mortgage servicing rights due to an increase in their fair value. In connection with passage of the Act in December 2017, the Company recognized a tax benefit of $462,000 due to repeal of the AMT. Existing AMT credit carryforwards become refundable in future periods.

During the fourth quarter of 2016, the Company resolved the amount of tax reimbursement owed to the seller of First Eastern. A payment of $175,000 was made in December 2016 resulting in a reduction of the bargain purchase gain (included in other non-interest income) recognized in connection with this acquisition.