Form 10-K/A
period 2017-12-31
Randolph Bancorp, Inc.
filed 2018-04-06
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018 (the “Form 10-K”), by Randolph Bancorp, Inc. (the “Company”). The sole purpose of this Amendment is to correct the “Report of Independent Registered Public Accounting Firm” which had incorrectly stated that Crowe Horwath LLP had served as the Company’s auditor since 2013. Crowe Horwath LLP has served as the Company’s auditor since 2015.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No changes have been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures that may be affected by subsequent events. This Amendment should be read in conjunction with the Form 10-K and the Company’s other filings made with the SEC.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Randolph Bancorp, Inc.

Stoughton, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Randolph Bancorp, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2015.

/s/ Crowe Horwath LLP

New York, New York

March 15, 2018

Item 15. Exhibits, Financial Statement Schedules.

3. Exhibits:

Exhibit Index

2.1	Agreement and Plan of Merger, dated as of September 1, 2015, by and among Randolph Bancorp, First Eastern Bankshares Corporation and Richard F. Kalagher(1)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of September 15, 2015, by and among Randolph Bancorp, First Eastern Bankshares Corporation and Richard F. Kalagher(1)

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of February 5, 2016, by and among Randolph Bancorp, First Eastern Bankshares Corporation and Richard F. Kalagher(1)

3.1	Articles of Organization of Randolph Bancorp, Inc.(1)

3.2	By-Laws of Randolph Bancorp, Inc.(1)

4.1	Form of Common Stock Certificate of Randolph Bancorp, Inc.(1)

10.1†	Randolph Savings Bank Supplemental Retirement Plan(1)

10.2†	Form of Randolph Savings Bank Employee Stock Ownership Plan(1)

10.3†	Employment Letter, dated as of March 22, 2013, by and between Randolph Savings Bank and James P. McDonough(1)

10.4†	Letter Amending Employment Letter, dated as of June 30, 2016, by and between Randolph Savings Bank and James P. McDonough(2)

10.5†	Form of Change in Control Agreement(1)

10.6	Randolph Bancorp, Inc. 2017 Stock Option and Incentive Plan(3)

14.1	Code of Business Conduct and Ethics(4)

21.1	Subsidiaries of the Registrant(5)

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements for the years ended December 31, 2017 and 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.(5)

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-209935), originally filed with the SEC on March 4, 2016.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 6, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on the Form 8-K filed with the SEC on August 23, 2017.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 28, 2017.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 16, 2018.
†	Management contract or compensation plan or arrangement
*	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.
(b)	See (a)(3) above for all exhibits filed herewith and the Exhibit Index.
(c)	Financial Statement Schedules. None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANDOLPH BANCORP, INC. (Registrant)

Date: April 6, 2018	By	/s/ James P. McDonough
James P. McDonough
Director, President, and Chief Executive Officer
(principal executive officer)

Date: April 6, 2018	By	/s/ Michael K. Devlin
Michael K. Devlin
Executive Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)