Form 10-Q
period 2018-03-31
Randolph Bancorp, Inc.
filed 2018-05-09
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2018 there were 6,017,276 shares of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2018	2017
Assets
Cash and due from banks	$4,216	$3,562
Interest-bearing deposits	4,748	5,260
Total cash and cash equivalents	8,964	8,822

Certificates of deposit	2,695	2,940
Securities available for sale, at fair value	59,621	61,576
Loans held for sale, at fair value	22,090	25,390
Loans, net of allowance for loan losses of $3,844 in 2018 and $3,737 in 2017	407,309	400,373
Federal Home Loan Bank of Boston stock, at cost	2,604	3,310
Accrued interest receivable	1,335	1,432
Mortgage servicing rights, net	6,599	6,397
Premises and equipment, net	9,256	8,670
Bank-owned life insurance	8,075	8,037
Foreclosed real estate	193	193
Other assets	4,795	4,752

Total assets	$533,536	$531,892

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$60,378	$62,130
Interest bearing	335,214	304,706
Total deposits	395,592	366,836

Federal Home Loan Bank of Boston advances	50,920	75,954
Mortgagors' escrow accounts	1,676	907
Post-employment benefit obligations	2,634	2,750
Other liabilities	2,843	3,962
Total liabilities	453,665	450,409

Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred stock, no par value; authorized: 1,000,000 shares; issued: none	—	—
Common stock, $.01 par value; authorized: 15,000,000 shares; issued and
outstanding: 6,029,776 shares at March 31, 2018 and 6,034,276 at December 31, 2017	61	61
Additional paid-in capital	56,657	56,493
Retained earnings	29,708	30,415
ESOP-Unearned compensation	(4,272)	(4,319)
Accumulated other comprehensive loss, net of tax	(2,283)	(1,167)
Total stockholders' equity	79,871	81,483

Total liabilities and stockholders' equity	$533,536	$531,892

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2018	2017
Interest and dividend income:
Loans	$4,295	$3,416
Securities-taxable	338	358
Securities-tax exempt	65	89
Interest-bearing deposits and certificates of deposit	29	21
Total interest and dividend income	4,727	3,884

Interest expense:
Deposits	480	336
Federal Home Loan Bank of Boston advances	265	64
Total interest expense	745	400

Net interest income	3,982	3,484
Provision for loan losses	95	235

Net interest income after provision for loan losses	3,887	3,249

Non-interest income:
Customer service fees	301	372
Net gain on sales of mortgage loans	1,547	2,038
Mortgage servicing fees, net	334	660
Gain on sales of securities	49	—
Increase in cash surrender value of life insurance	38	38
Other	139	302
Total non-interest income	2,408	3,410

Non-interest expenses:
Salaries and employee benefits	4,436	4,676
Occupancy and equipment	699	656
Data processing	170	182
Professional fees	252	302
Marketing	303	148
FDIC insurance	40	43
Merger and integration costs	—	167
Other	1,098	955
Total non-interest expenses	6,998	7,129

Loss before income taxes	(703)	(470)

Income tax expense (benefit)	4	(23)
Net loss	$(707)	$(447)

Weighted average common shares outstanding (basic and diluted)	5,603,886	5,420,356
Loss per common share (basic and diluted)	$(0.13)	$(0.08)

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Loss (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(707)	$(447)

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	(1,055)	74
Reclassification adjustment for net gains realized in income (1)	(49)	—
Net unrealized gains (losses)	(1,104)	74
Related tax effect	—	(26)
Net-of-tax amount	(1,104)	48

Supplemental retirement plan:
Reclassification adjustments (2):
Actuarial losses	9	9
Prior service credits recognized	(21)	(22)
	(12)	(13)
Related tax effect	—	—
Net-of-tax amount	(12)	(13)

Total other comprehensive income (loss)	(1,116)	35

Comprehensive loss	$(1,823)	$(412)

1) Amounts are included in gain on sales of securities in the consolidated statements of operations.

2) Amounts are included in other non-interest expenses in the consolidated statements of operations.

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2018 and 2017

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity
	(Dollars in thousands)
Balance at December 31, 2016	5,868,726	$59	$56,373	$32,661	$(4,507)	$(1,284)	$83,302

Net loss	—	—	—	(447)	—	—	(447)

Other comprehensive income	—	—	—	—	—	35	35

ESOP shares committed to be released	—	—	25	—	47	—	72

Balance at March 31, 2017	5,868,726	$59	$56,398	$32,214	$(4,460)	$(1,249)	$82,962

Balance at December 31, 2017	6,034,276	$61	$56,493	$30,415	$(4,319)	$(1,167)	81,483

Net loss	—	—	—	(707)	—	—	(707)

Other comprehensive loss	—	—	—	—	—	(1,116)	(1,116)

Stock repurchased	(4,500)	—	(70)	—	—	—	(70)

Stock-based compensation	—	—	207	—	—	—	207

ESOP shares committed to be released	—	—	27	—	47	—	74

Balance at March 31, 2018	6,029,776	$61	$56,657	$29,708	$(4,272)	$(2,283)	$79,871

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(707)	$(447)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	95	235
Loans originated for sale	(70,797)	(89,440)
Net gain on sales of mortgage loans	(1,547)	(2,038)
Proceeds from sales of mortgage loans	75,644	102,007
Net amortization of securities	53	70
Net change in deferred loan costs and fees	(7)	(38)
Gain on sales of securities	(49)	—
Depreciation and amortization	145	135
Stock-based compensation	207	—
ESOP expense	74	72
Increase in cash surrender value of life insurance	(38)	(38)
Net increase in mortgage servicing rights	(202)	(392)
Other, net	(1,181)	(827)
Net cash provided by operating activities	1,690	9,299

Cash flows from investing activities:
Redemption of certificates of deposit	245	490
Securities available for sale:
Calls/maturities	930	135
Purchases	(9,993)	—
Sales	8,958	—
Principal payments on mortgage-backed securities	952	1,039
Loan originations, net of principal repayments	(7,036)	(9,779)
Loans purchased, net of principal repayments	—	(10,390)
Redemption of Federal Home Loan Bank of Boston stock	706	277
Purchases of premises and equipment	(731)	(374)
Net cash used in investing activities	(5,969)	(18,602)

Cash flows from financing activities:
Net increase in deposits	28,756	10,918
Net decrease in short-term Federal Home Loan Bank of Boston borrowings	(22,904)	(8,016)
Repayments of long-term Federal Home Loan Bank of Boston advances	(2,130)	(164)
Net increase in mortgagors' escrow accounts	769	132
Repurchase of common stock	(70)	—
Net cash provided by financing activities	4,421	2,870

Net change in cash and cash equivalents	142	(6,433)

Cash and cash equivalents at beginning of period	8,822	14,849

Cash and cash equivalents at end of period	$8,964	$8,416

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$734	$404
Income taxes paid	$16	$3

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2018 and 2017

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include the accounts of Randolph Bancorp, Inc. (“Bancorp”) and its wholly-owned subsidiary, Envision Bank (the “Bank”, together with Bancorp, the “Company”). The Bank has subsidiaries involved in owning investment securities and foreclosed real estate properties and a subsidiary which provides loan closing services. All intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying interim financial statements do not include all information required under GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other interim period.

Prior to 2018, the Company’s operations were managed, and financial performance was evaluated, by the chief operating decision-maker on a company-wide basis. As a result, management had determined there to be a single business segment for financial reporting purposes through December 31, 2017. Due to the significance of the Company’s mortgage banking operations and its strategic focus on this business, management prepared its 2018 operating budget by breaking-out its mortgage banking activities, including residential loan origination and loan servicing. As a result, effective January 1, 2018, the Company is reporting two business segments, namely, “Envision Bank” and “Envision Mortgage”. As part of this process, management analyzed costs incurred by departments providing services to both segments (indirect costs), such as IT, Marketing, Accounting and Administration, to determine the allocation of indirect costs to each business segment in order to fully measure each segment’s results of operations. See Note 15 for disclosure of the Company’s segment information.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This Update provides a revenue recognition framework for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. This ASU, as amended by ASU 2015-14, is effective for emerging growth companies in fiscal years beginning after December 15, 2018, including interim periods therein with early adoption permitted. The timing of the Company’s revenue recognition is not expected to materially change. The Company's revenue relates principally to financial instruments, which are explicitly excluded from the scope of the new guidance. Management continues to evaluate the potential impact of this ASU on the Company’s consolidated financial statements but does not anticipate, at this time, that adoption of this standard will have a significant impact.

In January 2016, FASB issued ASU 2016-01, Financial Instruments. This ASU revises the accounting related to the classification and measurement of investments in equity securities, and the presentation of certain fair value changes for financial liabilities measured at fair value.  It also amends certain disclosure requirements associated with the fair value of financial instruments.  This ASU is effective for emerging growth companies for annual periods beginning after December 31, 2018, including interim periods therein.  The Company is currently assessing the impact of this ASU on the consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing probable incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgements used in determining the allowance for loan losses, as well as the credit quality and underwriting standards of an organization’s loan portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This ASU is effective for emerging growth companies in fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption is permitted in fiscal years beginning after December 31, 2018. The Company is currently assessing its data and system needs and is evaluating the impact of the adoption of this ASU on the consolidated financial statements.

In April 2017, the FASB issued ASU 2017-08 Receivables – Non-refundable Fees and Other Costs, which shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. Currently, generally accepted accounting principles (“GAAP”) excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. This ASU requires that premiums on certain callable debt securities be amortized to the shortest call date. Securities within the scope of this paragraph are those that have explicit, noncontingent call features that are callable at fixed prices and on preset dates. This ASU is effective for emerging growth companies for annual periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted, including adoption in an interim period. The impact of adopting this ASU is dependent on the materiality of callable debt securities at the time of adoption.

3.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss).  Although certain changes in assets and liabilities are reported as a separate component of stockholders’ equity, such items, along with net income (loss), are components of comprehensive income (loss).

The components of accumulated other comprehensive loss, included in total stockholders’ equity, are as follows:

	March 31,	December 31,
	2018	2017
	(In thousands)
Securities available for sale:
Net unrealized loss	$(1,728)	$(624)
Tax effect	(313)	(313)
Net-of-tax amount	(2,041)	(937)

Supplemental retirement plan
Unrecognized net actuarial loss	(658)	(667)
Unrecognized net prior service credit	463	484
	(195)	(183)
Tax effect	(47)	(47)
Net-of-tax amount	(242)	(230)

Accumulated other comprehensive loss	$(2,283)	$(1,167)

4.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2018

Debt securities:
U.S. Government-sponsored enterprises	$3,999	$27	$(39)	$3,987
Corporate	1,532	12	(21)	1,523
Municipal	3,496	41	—	3,537
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	28,149	64	(860)	27,353
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	14,393	—	(708)	13,685
U.S. Government-guaranteed	1,866	—	(35)	1,831
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,806	—	(33)	1,773
U.S. Government-guaranteed	5,563	—	(154)	5,409
Total debt securities	60,804	144	(1,850)	59,098

Mutual fund	545	—	(22)	523

Total securities available for sale	$61,349	$144	$(1,872)	$59,621

December 31, 2017

Debt securities:
U.S. Government-sponsored enterprises	$3,999	$50	$(24)	$4,025
Corporate	2,005	27	(8)	2,024
Municipal	12,707	179	(18)	12,868
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	18,729	118	(450)	18,397
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	14,451	13	(403)	14,061
U.S. Government-guaranteed	2,132	—	(6)	2,126
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,871	12	(5)	1,878
U.S. Government-guaranteed	5,760	4	(100)	5,664
Total debt securities	61,654	403	(1,014)	61,043

Mutual fund	545	—	(12)	533

Total securities available for sale	$62,199	$403	$(1,026)	$61,576

For the three months ended March 31, 2018, proceeds from sales of available-for-sale securities amounted to $9.0 million with gross realized gains of $49,000 and no gross realized losses.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2018 are presented below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$1,606	$1,610
After 1 year through 5 years	6,582	6,582
After 5 years through 10 years	839	855
	9,027	9,047

Mortgage-backed securities	51,777	50,051

	$60,804	$59,098

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
March 31, 2018	(In thousands)
Debt securities:
U.S. Government-sponsored enterprises	$—	$—	$(39)	$1,960
Corporate	(6)	497	(15)	509
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(61)	5,210	(799)	19,159
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	(61)	5,153	(647)	8,532
U.S. Government-guaranteed	(35)	1,831	—	—
Collaterlized mortgage obligations:
U.S. Government-sponsored enterprises	(33)	1,773	—	—
U.S. Government-guaranteed	(29)	1,861	(125)	3,548
Total debt securities	(225)	16,325	(1,625)	33,708

Mutual Fund	—	—	(22)	523
	$(225)	$16,325	$(1,647)	$34,231
December 31, 2017
Debt securities:
U.S. Government-sponsored enterprises	$—	$—	$(24)	$19,676
Corporate	—	—	(8)	988
Municipal	(11)	1,919	(7)	479
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(1)	1,623	(449)	13,163
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	(403)	8,805
U.S. Government-guaranteed	(6)	2,126	—	—
Collaterlized mortgage obligations:
U.S. Government-sponsored enterprises	(5)	678	—	—
U.S. Government-guaranteed	(1)	295	(99)	3,756
Total debt securities	(24)	6,641	(990)	46,867

Mutual Fund	—	—	(12)	533
	$(24)	$6,641	$(1,002)	$47,400

At March 31, 2018, 22 debt securities have unrealized losses with aggregate depreciation of 3.57% from the Company’s amortized cost basis. The unrealized losses at March 31, 2018, which related primarily to securities issued by U.S. government-sponsored enterprises, were primarily caused by interest rate increases. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio at the dates indicated is as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Mortgage loans on real estate:
Residential:
One-to-four family	$202,728	$198,475
Home equity loans and lines of credit	39,425	38,968
Commercial	107,116	101,755
Construction	24,873	25,357
	374,142	364,555

Commercial and industrial	20,853	21,766
Consumer	14,699	16,337

Total loans	409,694	402,658
Allowance for loan losses	(3,844)	(3,737)
Net deferred loan costs and fees, and purchase premiums	1,459	1,452

	$407,309	$400,373

The following table summarizes the changes in the allowance for loan losses, by portfolio segment, for the three months ended March 31, 2018 and 2017:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2018

Allowance at December 31, 2017	$854	$359	$1,620	$351	$335	$218	$3,737
Provision (credit) for loan losses	(3)	6	80	35	(16)	(7)	95
Loans charged-off	—	—	—	—	—	(15)	(15)
Recoveries	25	—	—	—	—	2	27

Balance at March 31, 2018	$876	$365	$1,700	$386	$319	$198	$3,844

Three Months Ended March 31, 2017

Allowance at December 31, 2016	$1,018	$436	$1,410	$225	$37	$145	$3,271
Provision (credit) for loan losses	(61)	(41)	109	(14)	157	85	235
Loans charged-off	—	—	—	—	—	(76)	(76)
Recoveries	4	—	—	—	1	2	7

Balance at March 31, 2017	$961	$395	$1,519	$211	$195	$156	$3,437

Additional information pertaining to the allowance for loan losses at March 31, 2018 and December 31, 2017 is as follows:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
March 31, 2018	(In thousands)
Allowance for impaired loans	$152	$1	$—	$—	$—	$—	$153
Allowance for non-impaired loans	724	364	1,700	386	319	198	3,691

Total allowance for loan losses	$876	$365	$1,700	$386	$319	$198	$3,844

Impaired loans	$5,450	$271	$318	$—	$—	$—	$6,039
Non-impaired loans	197,278	39,154	106,798	24,873	20,853	14,699	403,655

Total loans	$202,728	$39,425	$107,116	$24,873	$20,853	$14,699	$409,694

December 31, 2017

Allowance for impaired loans	$160	$1	$1	$—	$—	$—	$162
Allowance for non-impaired loans	694	358	1,619	351	335	218	3,575

Total allowance for loan losses	$854	$359	$1,620	$351	$335	$218	$3,737

Impaired loans	$5,205	$276	$352	$—	$—	$—	$5,833
Non-impaired loans	193,270	38,692	101,403	25,357	21,766	16,337	396,825

Total loans	$198,475	$38,968	$101,755	$25,357	$21,766	$16,337	$402,658

The following is a summary of past due and non-accrual loans at March 31, 2018 and December 31, 2017:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual Loans
	(In thousands)
March 31, 2018
Residential one-to-four family	$594	$—	$635	$1,229	$1,963
Home equity loans and lines of credit	123	—	—	123	272
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$717	$—	$635	$1,352	$2,235

December 31, 2017
Residential one-to-four family	$737	$—	$—	$737	$1,976
Home equity loans and lines of credit	96	—	—	96	276
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$833	$—	$—	$833	$2,252

The following is a summary of impaired loans at March 31, 2018 and December 31, 2017:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
March 31, 2018
Impaired loans without a valuation allowance:
Residential one-to-four family	$2,962	$2,901	$—
Home equity loans and lines of credit	243	243	—
Commercial real estate	318	318	—
Total	3,523	3,462	—

Impaired loans with a valuation allowance:
Residential one-to-four family	2,568	2,549	152
Home equity loans and lines of credit	29	28	1
Commercial real estate	—	—	—
Total	2,597	2,577	153

Total impaired loans	$6,120	$6,039	$153

December 31, 2017
Impaired loans without a valuation allowance:
Residential one-to-four family	$2,685	$2,641	$—
Home equity loans and lines of credit	247	247	—
Commercial real estate	257	257	—
Total	3,189	3,145	—

Impaired loans with a valuation allowance:
Residential one-to-four family	2,584	2,564	160
Home equity loans and lines of credit	29	29	1
Commercial real estate	95	95	1
Total	2,708	2,688	162

Total impaired loans	$5,897	$5,833	$162

Additional information pertaining to impaired loans follows:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Three Months Ended March 31, 2018
Residential one-to-four family	$5,440	$54	$20
Home equity loans and lines of credit	272	3	21
Commercial real estate	329	5	—

Total	$6,041	$62	$41

Three Months Ended March 31, 2017
Residential one-to-four family	$4,870	$41	$16
Home equity loans and lines of credit	276	—	—
Commercial real estate	807	9	—

Total	$5,953	$50	$16

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

At March 31, 2018, the Company had nineteen residential real estate loans and two commercial real estate loans aggregating $3,959,000 and $120,000, respectively, which were subject to troubled debt restructuring agreements.

At March 31, 2017, the Company had eighteen residential real estate loans and three commercial real estate loans aggregating $4,479,000 and $589,000, respectively, which were subject to troubled debt restructuring agreements.

As of March 31, 2018 and 2017, $4,079,000 and $5,068,000, respectively, in troubled debt restructurings were performing in accordance with the terms of the modified loan agreements.  Included in such amounts are $1,107,000 and $1,756,000, respectively, that are being accounted for as non-accrual loans.

For the three months ended March 31, 2018 and 2017 the Company did not enter into any loan modifications meeting the criteria of a troubled debt restructuring.

Management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each of the troubled debt restructurings.  Any reserve required is recorded as part of the allowance for loan losses. During the three months ended March 31, 2018 and 2017, there were no material changes to the allowance for loan losses as a result of loan modifications made which were considered a troubled debt restructuring.

During the three months ended March 31, 2018 and 2017, there were no troubled debt restructurings that defaulted (over 30 days past due) within twelve months of the restructure date.

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

The following table presents the Company’s loans by risk rating at the dates indicated:

	March 31, 2018			December 31, 2017
	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial
	(In thousands)
Loans rated 1 - 3B	$106,918	$24,873	$20,853	$101,556	$25,357	$21,766
Loans rated 4	—	—	—	—	—	—
Loans rated 5	198	—	—	199	—	—

	$107,116	$24,873	$20,853	$101,755	$25,357	$21,766

Residential mortgages, home equity loans and lines of credit, and consumer loans are monitored for credit quality based primarily on their payment status. When one of these loans becomes more than 90 days delinquent, it is assigned an internal loan rating.  At March 31, 2018, $706,000 in residential mortgages and $28,000 in home equity loans were rated as substandard and $2,778,000 in residential mortgages and $244,000 in home equity loans were rated as special mention. At December 31, 2017, $712,000 in residential mortgages were rated as substandard and $2,512,000 in residential mortgages and $247,000 in home equity loans were rated as special mention.

6.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of residential mortgage loans serviced for others was $795,123,000 and $771,407,000 at March 31, 2018 and December 31, 2017, respectively.

The following table summarizes the activity relating to mortgage servicing rights for the three months ended March 31, 2018 and 2017 (in thousands):

	March 31, 2018	March 31, 2017
Mortgage servicing rights:
Balance at beginning of year	$6,487	$8,910
Additions through originations	390	451
Amortization	(245)	(339)
Balance at end of period	$6,632	$9,022
Valuation allowance:
Balance at beginning of year	$90	$424
Provision (credit)	(57)	(280)
Balance at end of period	$33	$144
Amortized cost, net	$6,599	$8,878
Fair value	$6,961	$8,907

During the three months ended March 31, 2018 and 2017, the Company recorded partial reversals of the valuation allowance for its mortgage servicing rights of $57,000 and $280,000, respectively, due to increases in fair value caused by lower expected loan prepayments.

7.	INCOME TAXES

During the three months ended March 31, 2018 and 2017, the Company recorded a federal tax benefit of $0 and $26,000, respectively, and state tax expense of $4,000 and $3,000, respectively. The federal tax benefit for the 2017 period resulted from, and was limited to, an offsetting tax provision attributable to other comprehensive income, specifically, appreciation in the fair value of available-for-sale securities.

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

8.	ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Loan Commitments

Mortgage loan commitments qualify as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that these loans will subsequently be sold in the secondary market.

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases.  Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of derivative loan commitments was $30,122,000 and $24,222,000 at March 31, 2018 and December 31, 2017, respectively.  The fair value of such commitments was an asset of $383,000 and $363,000 as of March 31, 2018 and December 31, 2017, respectively, and is included in other assets in the consolidated balance sheets.

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

The Company expects that these forward loan sale commitments will experience inverse changes in fair value to the change in fair value of derivative loan commitments.  The notional amount of forward loan sale commitments was $29,973,000 and $29,613,000 at March 31, 2018 and December 31, 2017, respectively. The fair value of certain of these commitments was an asset of $20,000 and $4,000 at March 31, 2018 and December 31, 2017, respectively, and is included in other assets in the consolidated balance sheets while the fair value of other such commitments was a liability of $31,000 and $19,000 at March 31, 2018 and December 31, 2017, respectively, and is included in other liabilities in the consolidated balance sheets.

9.	EMPLOYEE STOCK OWNERSHIP PLAN

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

Shares are committed to be released on a monthly basis and allocated as of December 31st of each year. The number of shares to be allocated annually is 18,780 through the year 2040. For the three months ended March 31, 2018 and 2017, the Company recognized compensation expense for the ESOP of $74,000 and $72,000, respectively. The fair value of the 427,243 unallocated ESOP shares at March 31, 2018 was $6,936,000.

10.	SHARE REPURCHASE PROGRAM

In September 2017, the Company’s Board of Directors adopted a share repurchase program under which the Company may repurchase up to 10%, or 586,854 shares of its then outstanding common shares. Repurchases under the program may be made in open market or in privately negotiated transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program may be suspended or terminated at any time without prior notice, and it will expire on September 14, 2018. As of March 31, 2018, the Company had repurchased 14,500 shares at a cost of $219,000 in connection with this program.

11.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents net income (loss) divided by the weighted average of common shares outstanding during the period. Unvested restricted shares of common stock having dividend rights are treated as “participating securities” and, accordingly, are considered outstanding in computing basic earnings (loss) per share. Unallocated ESOP shares are not considered to be outstanding for purposes of computing earnings per share. None of the Company’s 336,509 stock options were included in the computation of diluted earnings (loss) per share for the three months ended March 31, 2018. Due to the net loss for the period, inclusion of the stock options in the computation would have been anti-dilutive.

During the three months ended March 31, 2018 and 2017, there were 6,033,476 and 5,868,726 weighted average shares outstanding, while the average of unallocated and uncommitted ESOP shares totaled 429,590 and 448,371, resulting in a total of 5,603,886 and 5,420,356 shares being used to compute basic and diluted loss per share, respectively.

12.	STOCK-BASED COMPENSATION

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

During the three months ended March 31, 2018, the Company made the following grants of options to purchase shares of common stock and used the following assumptions in measuring the fair value of such grants:

Date of grant	March 15, 2018
Options granted	20,500
Vesting period (years)	3-5
Expiration period (years)	10
Expected volatility	29.87%
Expected life (years)	4.6
Expected dividend yield	—
Risk free interest rate	2.68%
Option fair value	$5.78

A summary of the status of the Company's stock option grants for three months ended March 31, 2018 is presented in the table below:

Options	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2017	316,009	$14.66	9.78	$219,374
Granted	20,500	16.07	10.00	—
Forfeited	—	—	—	—
Balance at March 31, 2018 (all non-vested)	336,509	$14.75	9.56	$501,030
Exercisable at March 31, 2018	—	$—	—	—
Unrecognized compensation cost	$1,383,000
Weighted average remaining recognition period (years)	4.35

For the three months ended March 31, 2018, stock-based compensation expense applicable to stock options was $74,000.

Restricted Stock

Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the Equity Plan. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Restricted stock awarded in 2017 was at no cost to the awardee.

The following table presents the activity in restricted stock awards under the Equity Plan for the three months ended March 31, 2018:

	Restricted Stock Awards	Weighted Average Grant Price
Restricted stock awards at December 31, 2017	176,239	$14.66
Granted	—	—
Forfeited	—	—
Restricted stock awards at March 31, 2018 (all non-vested)	176,239	$14.66
Unrecognized compensation cost	$2,331,000
Weighted average remaining recognition period (years)	4.36

For the three months ended March 31, 2018, stock-based compensation expense applicable to restricted stock was $133,000.

13.	FAIR VALUE OF ASSETS AND LIABILITIES

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

Securities – All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.  The securities measured at fair value in Level 1 (none at March 31, 2018 and December 31, 2017) are based on quoted market prices in an active exchange market.  Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below;

				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
March 31, 2018
Assets:
Securities available for sale:
Debt securities	$—	$59,098	$—	$59,098
Mutual fund	—	523	—	523
Loans held for sale	—	22,090	—	22,090
Derivative loan commitments	—	383	—	383
Forward loan sale commitments	—	20	—	20

Liabilities:
Forward loan sale commitments	—	31	—	31

December 31, 2017
Assets:
Securities available for sale:
Debt securities	$—	$61,043	$—	$61,043
Mutual fund	—	533	—	533
Loans held for sale	—	25,390	—	25,390
Derivative loan commitments	—	363	—	363
Forward loan sale commitments	—	4	—	4

Liabilities:
Forward loan sale commitments	—	19	—	19

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets as of March 31, 2018 and December 31, 2017.

				Period Ended
	March 31, 2018			March 31, 2018
	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$1,264	$—
Mortgage servicing rights	—	6,599	—	57
Assets held for sale	—	—	828	—
Foreclosed real estate	—	—	193	—

	$—	$6,599	$2,285	$57

	December 31, 2017
	Level 1	Level 2	Level 3
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$1,630
Mortgage servicing rights	—	6,397	—
Assets held for sale	—	—	828
Foreclosed real estate	—	—	193

	$—	$6,397	$2,651

The Company recorded partial reversals of the valuation allowance for its mortgage servicing rights of $57,000 and $280,000 during the three months ended March 31, 2018 and 2017, respectively, due to increases in fair value caused by lower expected loan prepayments.

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2018 and December 31, 2017.

Summary of fair values of financial instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are presented below.  Certain financial instruments and all non-financial instruments are exempt from disclosure requirements.  Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term FHLBB borrowings, mortgagors’ escrow accounts and accrued interest payable.

	March 31, 2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$2,695	$2,680	$—	$2,680	$—
Securities available for sale	59,621	59,621	—	59,621	—
Loans held for sale	22,090	22,090	—	22,090	—
Loans, net	407,309	399,293	—	—	399,293
Derivative assets	403	403	—	403	—

Financial liabilities:
Deposits	$395,592	$394,156	$—	$394,156	$—
FHLBB advances	50,920	50,753	—	50,753	—
Derivative liabilities	31	31	—	31	—

	December 31, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$2,940	$2,932	$—	$2,932	$—
Securities available for sale	61,576	61,576	—	61,576	—
Loans held for sale	25,390	25,390	—	25,390	—
Loans, net	400,373	398,407	—	—	398,407
Derivative assets	367	367	—	367	—

Financial liabilities:
Deposits	$366,836	$365,997	$—	$365,997	$—
FHLBB advances	75,954	75,821	—	75,821	—
Derivative liabilities	19	19	—	19	—

14.	COMMITMENTS AND CONTINGENCIES

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

The following financial instruments were outstanding, at the dates indicated, whose contract amounts represent credit risk:

	March 31, 2018	December 31, 2017
	(In thousands)
Commitments to originate loans	$35,727	$35,549
Unused lines and letters of credit	42,004	39,968
Unadvanced funds on construction loans	8,560	6,967
Overdraft lines of credit	8,869	8,996

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

15.	SEGMENT INFORMATION

Effective January 1, 2018, management began reporting its activities in one of two business segments, namely Envision Bank (“EB”) and Envision Mortgage (“EM”). Comparative information for the 2017 period has been prepared on a basis consistent with the methodology used in 2018. Envision Bank operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s six full service branch offices and investing those funds in residential and commercial real estate loans, home equity lines of credit, construction loans, commercial and industrial loans, and consumer loans. Envision Mortgage’s operations primarily consist of the origination and sale of residential mortgage loans and the servicing of loans sold to government-sponsored entities. A portion of the loans originated by Envision Mortgage are held in the loan portfolio of Envision Bank.

Segment information as of and for the three months ended March 31, 2018 follows:

	For the Three Months Ended March 31, 2018
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$3,740	$242	$3,982
Provision for loan losses	95	—	95

Net interest income after provision for loan losses	3,645	242	3,887

Non-interest income:
Customer service fees	270	31	301
Net gain on sales of mortgage loans	(253)	1,800	1,547
Mortgage servicing fees, net	(68)	402	334
Other	144	82	226
Total non-interest income	93	2,315	2,408

Non-interest expenses:
Salaries and employee benefits	1,636	2,800	4,436
Occupancy and equipment	400	299	699
Other non-interest expenses	1,069	794	1,863
Total non-interest expenses	3,105	3,893	6,998

Income (loss) before income taxes	633	(1,336)	(703)

Income tax expense	4	—	4
Net income (loss)	$629	$(1,336)	$(707)

Total assets, March 31, 2018	$473,513	$60,023	$533,536

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.
2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for HELOC originations. This income for the three months ended March 31, 2018 totaled $253,000.

3.

Loan servicing fees are charged to EB by EM based on the number of residential mortgage loans held in portfolio at a rate of 0.14% per annum and amounted to $68,000 for the three months ended March 31, 2018.

4.

Certain cost centers provide services to both business segments.  The cost centers include Finance, Marketing, IT and Administration. Costs which are common to both business segments are referred to as “indirect costs” and are allocated using relevant benchmarks, e.g. head count, number of accounts, etc.

Segment information as of and for the three months ended March 31, 2017 follows:

	For the Three Months Ended March 31, 2017
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$3,224	$260	$3,484
Provision for loan losses	235	—	235

Net interest income after provision for loan losses	2,989	260	3,249

Non-interest income:
Customer service fees	372	—	372
Net gain on sales of mortgage loans	(174)	2,212	2,038
Mortgage servicing fees, net	(61)	721	660
Other	191	149	340
Total non-interest income	328	3,082	3,410

Non-interest expenses:
Salaries and employee benefits	1,627	3,049	4,676
Occupancy and equipment	347	309	656
Other non-interest expenses	864	933	1,797
Total non-interest expenses	2,838	4,291	7,129

Income (loss) before income taxes	479	(949)	(470)

Income tax benefit	(23)	—	(23)
Net income (loss)	$502	$(949)	$(447)

Total assets, March 31, 2017	$422,456	$60,038	$482,494

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.
2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for HELOC originations. This income for the three months ended March 31, 2017 totaled $174,000.

3.

Loan servicing fees are charged to EB by EM based on the number of residential mortgage loans held in portfolio at a rate of 0.14% per annum and amounted to $61,000 for the three months ended March 31, 2017.

4.

Certain cost centers provide services to both business segments.  The cost centers include Finance, Marketing, IT and Administration. Costs which are common to both business segments are referred to as “indirect costs” and are allocated using relevant benchmarks, e.g. head count, number of accounts, etc.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help investors understand the financial performance of Randolph Bancorp, Inc. and its subsidiary through a discussion of the factors affecting its financial condition at March 31, 2018 and December 31, 2017, and their results of operations for the three-month periods ended March 31, 2018 and 2017. This section should be read in conjunction with the consolidated financial statements of Randolph Bancorp, Inc. and notes thereto that appear elsewhere in this Quarterly Report. For the purpose of this Quarterly Report, the terms the “Company” “we,” “our,” and “us” refer to Randolph Bancorp, Inc. and its consolidated subsidiaries unless the context indicates another meaning.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain current assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding our strategy, goals and expectations; evaluations of future interest rate trends and liquidity; expectations as to growth in assets, deposits and results of operations, future operations, market position and financial position; and prospects, plans and objectives of management. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond our control.

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; adverse conditions in the capital and debt markets and the impact of such conditions on our business activities; changes in interest rates; competitive pressures from other financial institutions; the effects of weakness in general economic conditions on a national basis or in the local markets in which we operate, including changes that adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities in our investment portfolio; changes in loan default and charge-off rates; fluctuations in real estate values; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; changes in accounting standards and practices; the risk that intangible assets recorded in our financial statements will become impaired; demand for loans in our market area; our ability to attract and maintain deposits; risks related to the implementation of acquisitions, dispositions, and restructurings; the risk that we may not be successful in the execution of our business strategy; and changes in assumptions used in making such forward-looking statements. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

Critical Accounting Policies

Certain of our accounting policies are important to the presentation of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our significant accounting policies are discussed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission.

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

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total Assets. Total assets increased $1.6 million to $533.5 million at March 31, 2018 from $531.9 million at December 31, 2017. An increase of $6.9 million in net loans during the first quarter of 2018 was largely offset by decreases in loans held for sale ($3.3 million) and securities available for sale ($2.0 million).

Loans Held for Sale. We are actively involved in the secondary mortgage market and designate a significant majority of our residential first mortgage loan production for sale. At March 31, 2018, loans held for sale, which consist of residential first mortgage loans which we have committed to sell to investors, totaled $22.1 million compared to $25.4 million at December 31, 2017. This decrease is due to lower origination volume attributable to rising mortgage rates, tight inventory of homes listed for sale in our market area and a reduction in the percentage of our loan production which is being sold. In addition, the winter season is a traditionally slower period for loan originations in the New England region of the U.S., particularly for purchase transactions.

Net Loans. Net loans increased $6.9 million, or 1.7%, to $407.3 million at March 31, 2018 from $400.4 million at December 31, 2017. This increase occurred in both residential and commercial real estate loans which increased $4.3 million and $5.4 million, respectively, in both cases due to organic growth. Consumer loans and commercial and industrial loans, which consist primarily of loan participations and purchased loans, decreased by a total of $2.6 million during the first quarter of 2018. The Company did not participate in or purchase any new loans during the quarter.

Investment Securities. Investment securities, all of which are classified as available for sale, decreased $2.0 million, or 3.2%, to $59.6 million at March 31, 2018 from $61.6 million at December 31, 2017. This decrease was primarily due to a $1.1 million decrease in the fair value of the portfolio compared to its amortized cost due to an increase in interest rates during the period. In addition, the Company sold $9.0 million of municipal securities the proceeds of which were reinvested into 15-year mortgage-backed securities. At March 31, 2018, investment securities represented 11.2% of total assets compared to 11.6% at December 31, 2017. This decrease is a consequence of our strategic intent to focus primarily on loan growth.

Mortgage Servicing Rights. Mortgage servicing rights (“MSRs”) increased $202,000 to $6.6 million at March 31, 2018 from $6.4 million at December 31, 2017. This increase is due to net growth of $23.7 million in serviced loans and the partial reversal in the valuation allowance for MSRs of $57,000. This reduction in the valuation allowance as of March 31, 2018 is due to the increase in the fair value of MSRs which resulted from slower loan prepayment assumptions. The Company serviced $795.1 million in residential mortgage loans for others at March 31, 2018.

Deposits. Deposits increased $28.8 million, or 7.8%, to $395.6 million at March 31, 2018 from $366.8 million at December 31, 2017. Included in this increase was $23.2 million of brokered deposits, including $20.2 million in term certificates with maturities ranging from one to four years. The remaining increase of $5.6 million was concentrated in money market and savings accounts. Deposit growth was primarily used to repay FHLBB overnight advances.

FHLBB Advances. FHLBB advances were reduced by $25.0 million to $50.9 million at March 31, 2018 from $76.0 million at December 31, 2017. No new term or amortizing advances were taken down in the first quarter of 2018.

Stockholders’ Equity. Stockholders’ equity decreased $1.6 million to $79.9 million at March 31, 2018 from $81.5 million at December 31, 2017. This decrease was due to the net loss from operations of $707,000 and a reduction of $1.1 million in the fair value of investment securities, partially offset by equity adjustments of $254,000 related to the stock benefit plan and the employee stock ownership plan. The Company’s Tier 1 capital to average assets ratio was 15.5% at March 31, 2018 compared to 16.0% at December 31, 2017.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General. The Company incurred a net loss of $707,000 for the three months ended March 31, 2018 compared to a net loss of $447,000 for the three months ended March 31, 2017. Operating results for the 2017 period included merger and integration costs related to the July 2016 acquisition of First Eastern Bankshares Corporation (“First Eastern”), which amounted to $167,000. This non-core expense item and its financial impact is presented in the table on p. 30 under the caption “Non-GAAP Measures”.

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

	For the Three Months Ended March 31,
	2018			2017
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$430,078	$4,295	3.99%	$359,625	$3,416	3.80%
Investment securities(2) (6)	61,522	421	2.74%	70,135	493	2.81%
Interest-earning deposits	7,885	29	1.47%	8,278	21	1.01%
Total interest-earning assets	499,485	4,745	3.80%	438,038	3,930	3.59%
Noninterest-earning assets	29,336			30,776
Total assets	$528,821			$468,814
Interest-bearing liabilities:
Savings accounts	104,140	41	0.16%	103,697	39	0.15%
NOW accounts	44,219	54	0.49%	46,830	49	0.42%
Money market accounts	67,714	115	0.68%	52,145	48	0.37%
Term certificates	100,146	270	1.08%	88,185	200	0.91%
Total interest-bearing deposits	316,219	480	0.61%	290,857	336	0.46%
FHLBB advances	66,458	265	1.59%	26,423	64	0.97%
Total interest-bearing liabilities	382,677	745	0.78%	317,280	400	0.50%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	59,094			60,954
Other noninterest-bearing liabilities	5,758			7,718
Total liabilities	447,529			385,952
Total stockholders' equity	81,292			82,862
Total liabilities and stockholders' equity	$528,821			$468,814
Net interest income		$4,000			$3,530
Interest rate spread(3)			3.02%			3.09%
Net interest-earning assets(4)	$116,808			$120,758
Net interest margin(5)			3.20%			3.22%

Ratio of interest-earning assets to interest- bearing liabilities	130.52%			138.06%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available-for-sale, FHLBB stock and investment in the Depositors Insurance Fund.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
(6)	Includes tax equivalent adjustments for municipal securities, based on effective tax rates of 21% and 34%, of $18,000 and $46,000 for the three months ended March 31, 2018 and 2017, respectively

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

	Three Months Ended March 31, 2018
	Compared to
	Three Months Ended March 31, 2017
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$697	$183	$880
Investment securities	(59)	(14)	(73)
Interest-earning deposits	(1)	9	8
Total interest-earning assets	637	178	815
Interest-bearing liabilities:
Savings accounts	—	2	2
NOW accounts	(3)	8	5
Money market accounts	17	50	67
Term certificates	29	41	70
Total interest-bearing deposits	43	101	144
FHLBB advances	141	60	201
Total interest-bearing liabilities	184	161	345

Change in net interest income	$453	$17	$470

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $815,000, or 20.7%, to $4.7 million for the three months ended March 31, 2018 compared to $3.9 million for the three months ended March 31, 2017. This increase was due to an increase in average interest-earning assets between periods of $61.4 million, or 14.0%, and an increase of 21 basis points in the yield on such assets from 3.59% in 2017 to 3.80% in 2018. This improvement is largely due to the shift in asset mix to loans, which have a higher yield than other interest-earning assets and which represented 86.1 % of average interest-earning assets during the 2018 period compared to 82.1% of such assets during the 2017 period.

Interest Expense. Interest expense increased $345,000, or 86.3%, to $745,000 for the three months ended March 31, 2018 compared to $400,000 for the three months ended March 31, 2017. This increase was due to interest-bearing liabilities increasing $65.4 million, or 20.6%, during the 2018 period and an increase of 28 basis points in the cost of such liabilities from 0.50% in 2017 to 0.78% in 2018. This increase reflects the greater utilization of overnight FHLBB advances to fund loan growth and the effect of increasing interest rates, due to a series of 25 basis point rate increases by the Federal Reserve over the past two years, on the cost of both deposits and FHLBB advances.

Net Interest Income. Net interest income increased $470,000, or 13.3%, to $4.0 million for the three months ended March 31, 2018 compared to $3.5 million for the three months ended March 31, 2017. This improvement was due to the increase in interest-earning assets of $61.4 million as the Company continued to leverage the capital raised in its 2016 initial public offering. The net margin decreased 2 basis points in the first quarter of 2018 to 3.20% from 3.22% in the first quarter of 2017, due primarily to a decrease in the ratio of interest-earning assets to interest-bearing liabilities to 130.52% during the 2018 period compared to 138.06% during the 2017 period and a 7 basis points decrease in the net interest spread. This decrease is attributable to a flattening of the yield curve experienced over the past year as the increase in short-term interest rates, which affects the cost of most of the Company’s FHLBB borrowings, has exceeded the increase in long-term interest rates, which affects the yield on loans.

Provision for Loan Losses. Based on the application of our loan loss methodology, we recorded provisions of $95,000 and $235,000 to our allowance for loan losses for the three months ended March 31, 2018 and 2017, respectively. Classified and non-accrual loans were stable during the first quarter of 2018 while regional and local economic data, including housing prices, continued their positive trend. The provision for the first quarter of 2018 was in the general component of the allowance for loan losses and reflected growth in the residential and commercial real estate loan portfolios.  The provision for the first quarter of 2017 was also in the general component of the allowance for loan losses and reflected growth in commercial real estate loans and commercial and industrial loans.

Net Gain on Sale of Mortgage Loans. The net gain on sale of mortgage loans decreased $491,000, or 24.1%, to $1.5 million for the three months ended March 31, 2018 compared to $2.0 million for the three months ended March 31, 2017. Loan sale gains during the first quarter of 2018 were adversely affected by a lower margin caused by rising interest rates and competitive factors, a lower percentage of loan production being sold, and lower overall production as the inventory of homes listed for sale in our market area continued to be tight during the first quarter.

Other Non-interest Income. Non-interest income, excluding the net gain on the sale of mortgage loans, decreased $511,000, or 37.2%, to $861,000 for the three months ended March 31, 2018 compared to $1.4 million during the same quarter of the prior year. The principal source of this decline was net mortgage servicing fee income which decreased $326,000 to $334,000 in the three months ended March 31, 2018 from $660,000 in the three months ended March 31, 2017. This decrease of 49.4% was due to two factors, namely 1) a decrease in servicing fees caused by the sale of $379 million in serviced loans during the third quarter of 2017, and 2) a $280,000 partial reversal of the valuation allowance for mortgage servicing rights in the 2017 period compared to a partial reversal of $57,000 in 2018. Also contributing to the decrease in non-interest income was lower customer service fees of $72,000 due to lower ATM and interchange fee income and a $31,000 reduction in fees associated with loan closing services.

Non-interest Expenses. Non-interest expenses decreased $131,000, or 1.8%, from $7.1 million for the three months ended March 31, 2017 to $7.0 million for the three months ended March 31, 2018. Included in non-interest expenses in the 2017 period were $167,000 of merger and integration costs associated with the First Eastern acquisition. Excluding this non-recurring item, non-interest expenses increased $36,000, or less than 1%, in the first quarter of 2018. Expenses in the 2018 period included stock-based compensation of $207,000 and increased marketing costs, largely associated with the re-branding to Envision Bank, of $155,000. These increases fully offset savings in salaries and employee benefits of $240,000 due to a 8% reduction in workforce in the fourth quarter of 2017 and lower professional fees of $50,000.

Salaries and employee benefits decreased $240,000, or 5.1%, from $4.7 million for the three months ended March 31, 2017 to $4.4 million for the three months ended March 31, 2018. This decrease was primarily due to lower salaries and benefits associated with the reduction in the Company’s workforce. This savings was partially offset by employee related stock-based compensation of $125,000.

Marketing expenses increased $155,000, or 104.7%, from $148,000 in the first quarter of 2017 to $303,000 during the first quarter of 2018. In March 2018, the bank changed its name to Envision Bank. Various advertising and related expenses were incurred to promote the new brand during the quarter and will continue over the next several months of 2018.

Other non-interest expenses increased $143,000, or 15.0%, from $955,000 in the first quarter of 2017 to $1.1 million in the first quarter of 2018. This increase was primarily attributable to director related stock-based compensation of $82,000.

Income Tax Expense (Benefit). During the three months ended March 31, 2018 and 2017, the Company recorded a federal tax benefit of $0 and $26,000, respectively, and state tax expense of $4,000 and $3,000, respectively. The federal tax benefit for the 2017 period resulted from, and was limited to, an offsetting tax provision attributable to other comprehensive income, specifically, appreciation in the fair value of available-for-sale securities.

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

The following table summarizes the impact of non-core items recorded for the reporting periods indicated below and reconciles them in accordance with GAAP:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Net loss - GAAP basis	$(707)	$(447)
Non-interest expense adjustment:
Merger and integration costs	—	167
Net loss - Non-GAAP basis	$(707)	$(280)

Asset Quality

Nonperforming Assets. The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated. The Company did not have any accruing loans past due 90 days or more at December 31, 2017 and one loan with a balance of $635,000 at March 31, 2018.

	March 31, 2018	December 31, 2017
Nonaccrual loans:	(In thousands)
Real estate loans:
One- to four-family residential	$1,963	$1,976
Commercial	—	—
Home equity loans and lines of credit	272	276
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total nonaccrual loans	2,235	2,252
Foreclosed real estate:
One- to four-family residential	193	193
Total other real estate owned	193	193
Total nonperforming assets	2,428	2,445
Performing troubled debt restructurings	3,492	3,383
Total nonperforming assets and performing troubled debt restructurings	$5,920	$5,828

Total nonperforming loans to total loans(1)	0.55%	0.56%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.11%	1.10%

(1)	Total loans exclude loans held for sale but include net deferred loan costs and fees.

Interest income that would have been recorded for the three months ended March 31, 2018 had nonaccruing loans been current according to their original terms amounted to $62,000. Income related to nonaccrual loans included in interest income for the three months ended March 31, 2018 amounted to $41,000.

Classified Loans.  The following table shows the aggregate amounts of our regulatory classified loans at the dates indicated.

	March 31, 2018	December 31, 2017
	(In thousands)
Classified assets:
Substandard	$932	$911
Doubtful	—	—
Loss	—	—
Total classified assets	$932	$911

Special mention	$3,021	$2,512
None of the special mention loans at March 31, 2018 and December 31, 2017 were on nonaccrual.

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

	March 31, 2018			December 31, 2017
	30-59 Days	60-89 Days	90 Days or	30-59 Days	60-89 Days	90 Days or
(In thousands)	Past Due	Past Due	More Past Due	Past Due	Past Due	More Past Due
Real estate loans:
One- to four-family residential	$594	$284	$635	$737	$—	$—
Commercial	123	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	96	—	247
Construction	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	$717	$284	$635	$833	$—	$247

Allowance for Loan Losses. The following table sets the breakdown for loan losses by loan category at the dates indicated.

	March 31, 2018			December 31, 2017
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$876	22.79%	49.48%	$854	22.85%	49.29%
Commercial	1,700	44.22%	26.15%	1,620	43.35%	25.27%
Home equity loans and lines of credit	365	9.50%	9.62%	359	9.61%	9.68%
Construction	386	10.04%	6.07%	351	9.39%	6.30%
Commercial and industrial loans	319	8.30%	5.09%	335	8.96%	5.41%
Consumer loans	198	5.15%	3.59%	218	5.84%	4.05%
Total	$3,844	100.00%	100.00%	$3,737	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the three month periods indicated.

	March 31,
	2018	2017
	(In thousands)
Allowance at beginning of period	$3,737	$3,271
Provision for loan losses	95	235
Charge offs:
Real estate loans:
One- to four-family residential	—	—
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	(15)	(76)
Total charge-offs	(15)	(76)

Recoveries:
Real estate loans:
One- to four-family residential	25	4
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	1
Consumer loans	2	2
Total recoveries	27	7
Net (charge-offs) recoveries	12	(69)
Allowance at end of period	$3,844	$3,437
Total loans outstanding(1)	$409,694	$355,185
Average loans outstanding	$407,061	$359,625
Allowance for loan losses as a percent of total loans outstanding(1)	0.93%	0.97%
Net loan (charge-offs) recoveries as a percent of average loans outstanding (2)	0.01%	(0.08%)
Allowance for loan losses to nonperforming loans	171.99%	142.44%

(1)	Total loans exclude loans held for sale but include net deferred loan costs and fees.
(2)	Annualized.

Liquidity and Capital Resources

At March 31, 2018, we had $50.9 million of FHLBB advances outstanding. At that date, we had the ability to borrow up to an additional $87.2 million from the FHLBB and $3.5 million under a line of credit with a correspondent bank.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2018, cash and cash equivalents totaled $9.0 million.

Financing activities consist primarily of activity in deposit accounts and borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. We experienced a net increase in deposits of $28.8 million for the three months ended March 31, 2018, which includes $23.0 million in brokered deposits.

At March 31, 2018, we had $35.7 million in loan commitments outstanding. In addition to commitments to originate loans, we had $42.0 million in unused lines of credit to borrowers and letters of credit and $8.6 million in undisbursed construction loans. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2018 totaled $60.5 million, including $5.2 million in brokered deposits. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit, except the brokered deposits, will be renewed.

We are subject to various regulatory capital requirements, including a risk-based capital measure. At March 31, 2018, our Tier 1 capital to average assets ratio was 15.52%. We exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be over specified time horizons based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The comparative scenarios assume immediate parallel shifts in the yield curve in increments of 100 basis point (bp) rate movements. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3.0% to 4.0% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The following table shows the estimated impact on net interest income for the one-year period beginning March 31, 2018 resulting from potential changes in interest rates. The model is run quarterly showing shocks from +300bp to -100bp, as we believe a decline of greater than -100bp is currently improbable. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+300	$16,977	0.3%
+200	16,968	0.3%
+100	16,987	0.4%
Level	16,920	—
-100	16,280	(3.8)%

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

The table below sets forth, as of March 31, 2018, the estimated changes in the Company’s net present value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets(3)
Changes in Interest Rates (basis points)(1)	Estimated EVE(2)	Amount	Percent	EVE Ratio	Changes in Basis Points
	(Dollars in thousands)
+300	$94,544	$(2,083)	(2.2)%	19.33%	95
+200	95,707	(920)	(1.0)%	19.11%	73
+100	97,026	399	0.4%	18.89%	51
Level	96,627	—	—	18.38%	—
-100	90,812	(5,815)	(6.0)%	16.93%	(145)

(1) Assumes instantaneous parallel changes in interest rates.

(2) EVE, or Economic Value of Equity at Risk, measures the exposure of the Company’s equity to changes in a forecast interest rate environment.

(3) EVE Ratio represents EVE divided by the economic value of assets.

The table above indicates that at March 31, 2018, in the event of an instantaneous parallel 100 basis points decrease in interest rates, we would experience a 6.0% decrease in the Economic Value of Equity at Risk. In the event of an instantaneous 300 basis point increase in interest rates, we would experience a 2.2% decrease in Economic Value of Equity at Risk. In all scenarios presented above, the calculated variances are within policy guidelines.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2017, the Company’s Board of Directors adopted a stock repurchase program pursuant to which the Company would purchase up to 10%, or 586,854 shares, of its then outstanding common shares. This program may be suspended or terminated at any time without prior notice and it will expire on September 14, 2018. During 2017, the Company repurchased 10,000 shares of common stock at an average price per share of $14.90 for a total cost of $149,000. Repurchased shares are returned to the status of authorized but unissued shares. The following table sets forth information with respect to any purchases made by or on behalf of the Company during the indicated periods under the repurchase plan:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Pubicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (Or Units) that May be Purchased Under te Plans or Programs
January 1, 2018 - January 31, 2018	—	$—	—	576,854
February 1, 2018 - February 28, 2018	—	—	—	576,854
March 1, 2018 - March 31, 2018	4,500	15.65	4,500	572,354
	4,500	$15.65	4,500	572,354

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
101

The following materials from Randolph Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three ended March 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2018 and 2017, (iv) Consolidated Statements of Changes in  Stockholders’ Equity for the three months ended March 31, 2018 and 2017, Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Randolph Bancorp, Inc.

Date: May 8, 2018	By:	/s/ James P. McDonough
James P. McDonough
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2018	By:	/s/ Michael K. Devlin
Michael K. Devlin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)