Form 10-Q
period 2018-06-30
Randolph Bancorp, Inc.
filed 2018-08-09
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 8, 2018, there were 5,987,796 shares of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

(In thousands)

	June 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$4,112	$3,562
Interest-bearing deposits	4,950	5,260
Total cash and cash equivalents	9,062	8,822

Certificates of deposit	2,695	2,940
Securities available for sale, at fair value	56,554	61,576
Loans held for sale, at fair value	36,661	25,390
Loans, net of allowance for loan losses of $3,742 in 2018 and $3,737 in 2017	427,703	400,373
Federal Home Loan Bank of Boston stock, at cost	3,155	3,310
Accrued interest receivable	1,435	1,432
Mortgage servicing rights, net	6,845	6,397
Premises and equipment, net	9,521	8,670
Bank-owned life insurance	8,113	8,037
Foreclosed real estate	193	193
Other assets	3,972	4,752

Total assets	$565,909	$531,892

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$64,151	$62,130
Interest bearing	358,748	304,706
Total deposits	422,899	366,836

Federal Home Loan Bank of Boston advances	56,680	75,954
Mortgagors' escrow accounts	1,559	907
Post-employment benefit obligations	2,622	2,750
Other liabilities	3,776	3,962
Total liabilities	487,536	450,409

Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred stock, no par value; authorized: 1,000,000 shares; issued: none	—	—
Common stock, $.01 par value; authorized: 15,000,000 shares; issued and
outstanding: 5,987,796 shares at June 30, 2018 and 6,034,276 at December 31, 2017	60	61
Additional paid-in capital	56,307	56,493
Retained earnings	28,698	30,415
ESOP-Unearned compensation	(4,225)	(4,319)
Accumulated other comprehensive loss, net of tax	(2,467)	(1,167)
Total stockholders' equity	78,373	81,483

Total liabilities and stockholders' equity	$565,909	$531,892

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest and dividend income:
Loans	$4,586	$3,697	$8,881	$7,113
Securities-taxable	398	368	736	726
Securities-tax exempt	21	88	85	177
Interest-bearing deposits and certificates of deposit	34	22	64	43
Total interest and dividend income	5,039	4,175	9,766	8,059

Interest expense:
Deposits	730	381	1,210	717
Federal Home Loan Bank of Boston advances	276	104	541	168
Total interest expense	1,006	485	1,751	885

Net interest income	4,033	3,690	8,015	7,174
Provision (credit) for loan losses	(90)	100	5	335

Net interest income after provision (credit) for loan losses	4,123	3,590	8,010	6,839

Non-interest income:
Customer service fees	439	378	739	750
Gain on loan origination and sale activities, net	1,854	2,520	3,401	4,558
Mortgage servicing fees, net	291	290	625	950
Gain on sales of securities	—	—	49	—
Increase in cash surrender value of life insurance	38	38	76	76
Other	161	208	300	510
Total non-interest income	2,783	3,434	5,190	6,844

Non-interest expenses:
Salaries and employee benefits	4,979	4,715	9,415	9,391
Occupancy and equipment	729	619	1,427	1,275
Data processing	166	179	336	361
Professional fees	320	369	572	671
Marketing	321	199	624	347
FDIC insurance	44	43	84	86
Merger and integration costs	—	357	—	524
Other	1,353	947	2,451	1,902
Total non-interest expenses	7,912	7,428	14,909	14,557

Loss before income taxes	(1,006)	(404)	(1,709)	(874)

Income tax expense (benefit)	4	(254)	8	(277)
Net loss	$(1,010)	$(150)	$(1,717)	$(597)

Weighted average common shares outstanding (basic and diluted)	5,580,683	5,425,033	5,594,559	5,422,694
Loss per common share (basic and diluted)	$(0.18)	$(0.03)	$(0.31)	$(0.11)

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(1,010)	$(150)	$(1,717)	$(597)

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	(173)	725	(1,228)	799
Reclassification adjustment for net gains realized in income (1)	—	—	(49)	—
Net unrealized gains (losses)	(173)	725	(1,277)	799
Related tax effects	—	(254)	—	(280)
Net-of-tax amount	(173)	471	(1,277)	519

Supplemental retirement plan:
Reclassification adjustments (2):
Actuarial losses	9	9	18	18
Prior service credits recognized	(20)	(23)	(41)	(45)
	(11)	(14)	(23)	(27)
Related tax effects	—	—	—	—
Net-of-tax amount	(11)	(14)	(23)	(27)

Total other comprehensive income (loss)	(184)	457	(1,300)	492

Comprehensive income (loss)	$(1,194)	$307	$(3,017)	$(105)

1)	Amounts are included in gain on sales of securities in the consolidated statements of operations.
2)	Amounts are included in other non-interest expenses in the consolidated statements of operations.

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2018 and 2017

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity
	(Dollars in thousands)
Balance at December 31, 2016	5,868,726	$59	$56,373	$32,661	$(4,507)	$(1,284)	$83,302

Net loss	—	—	—	(597)	—	—	(597)

Other comprehensive income	—	—	—	—	—	492	492

Stock repurchased	(182)	—	(3)	—	—	—	(3)

ESOP shares committed to be released	—	—	51	—	94	—	145

Balance at June 30, 2017	5,868,544	$59	$56,421	$32,064	$(4,413)	$(792)	$83,339

Balance at December 31, 2017	6,034,276	$61	$56,493	$30,415	$(4,319)	$(1,167)	$81,483

Net loss	—	—	—	(1,717)	—	—	(1,717)

Other comprehensive loss	—	—	—	—	—	(1,300)	(1,300)

Stock repurchased	(39,438)	(1)	(630)	—	—	—	(631)

Stock-based compensation	—	—	387	—	—	—	387

Restricted stock awards forfeited	(7,042)	—	—	—	—	—	—

ESOP shares committed to be released	—	—	57	—	94	—	151

Balance at June 30, 2018	5,987,796	$60	$56,307	$28,698	$(4,225)	$(2,467)	$78,373

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,717)	$(597)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	5	335
Loans originated for sale	(181,394)	(201,423)
Net gain on sales of mortgage loans	(3,111)	(4,604)
Proceeds from sales of mortgage loans	169,238	204,443
Net amortization of securities	96	140
Net change in deferred loan costs and fees	(82)	(165)
Gain on sales of securities	(49)	—
Depreciation and amortization	408	269
Stock-based compensation	387	—
ESOP expense	151	145
Increase in cash surrender value of life insurance	(76)	(76)
Net increase in mortgage servicing rights	(448)	(506)
Other, net	440	(608)
Net cash used in operating activities	(16,152)	(2,647)

Cash flows from investing activities:
Redemptions of certificates of deposit	245	490
Securities available for sale:
Calls/maturities	470	625
Purchases	(9,993)	—
Sales	8,958	—
Principal payments on mortgage-backed securities	4,263	1,527
Loan originations, net of principal repayments	(25,393)	(10,104)
Loans purchased, net of principal repayments	(1,860)	(22,068)
Proceeds from residential portfolio loan sale	3,996	—
Redemption (purchases) of Federal Home Loan Bank of Boston stock	155	(110)
Purchases of premises and equipment	(1,259)	(1,040)
Net cash used in investing activities	(20,418)	(30,680)

Cash flows from financing activities:
Net increase in non-brokered deposits	12,006	17,409
Net increase in brokered deposits	44,057	—
Net increase (decrease) in short-term Federal Home Loan Bank of Boston borrowings	(17,063)	14,590
Repayments of long-term Federal Home Loan Bank of Boston advances	(2,211)	(4,793)
Net increase in mortgagors' escrow accounts	652	118
Repurchases of common stock	(631)	(3)
Net cash provided by financing activities	36,810	27,321

Net change in cash and cash equivalents	240	(6,006)

Cash and cash equivalents at beginning of period	8,822	14,849

Cash and cash equivalents at end of period	$9,062	$8,843
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$1,715	$888
Income taxes paid	$16	$3

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2018 and 2017

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying interim financial statements do not include all information required under GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other interim period.

Prior to 2018, the Company’s operations were managed, and financial performance was evaluated, by the chief operating decisionmaker on a company-wide basis. As a result, management had determined there to be a single business segment for financial reporting purposes through December 31, 2017. Due to the significance of the Company’s mortgage banking operations and its strategic focus on this business, management prepared its 2018 operating budget by breaking-out its mortgage banking activities, including residential loan origination and loan servicing. As a result, effective January 1, 2018, the Company is reporting two business segments, namely, “Envision Bank” and “Envision Mortgage”. As part of this process, management analyzed costs incurred by departments providing services to both segments (indirect costs), such as IT, Marketing, Accounting and Administration, to determine the allocation of indirect costs to each business segment in order to fully measure each segment’s results of operations. See Note 15 for disclosure of the Company’s segment information.

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

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities are reported as a separate component of stockholders’ equity, such items, along with net loss, are components of comprehensive loss.

The components of accumulated other comprehensive loss, included in total stockholders’ equity, are as follows:

	June 30,	December 31,
	2018	2017
	(In thousands)
Securities available for sale:
Net unrealized loss	$(1,900)	$(624)
Tax effect	(313)	(313)
Net-of-tax amount	(2,213)	(937)

Supplemental retirement plan
Unrecognized net actuarial loss	(649)	(667)
Unrecognized net prior service credit	442	484
	(207)	(183)
Tax effect	(47)	(47)
Net-of-tax amount	(254)	(230)

Accumulated other comprehensive loss	$(2,467)	$(1,167)

4.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2018

Debt securities:
U.S. Government-sponsored enterprises	$3,999	$17	$(42)	$3,974
Corporate	1,529	8	(21)	1,516
Municipal	2,020	33	—	2,053
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	27,154	50	(944)	26,260
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	14,336	—	(749)	13,587
U.S. Government-guaranteed	1,826	—	(39)	1,787
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,738	—	(41)	1,697
U.S. Government-guaranteed	5,307	—	(145)	5,162
Total debt securities	57,909	108	(1,981)	56,036

Mutual fund	545	—	(27)	518

Total securities available for sale	$58,454	$108	$(2,008)	$56,554

December 31, 2017

Debt securities:
U.S. Government-sponsored enterprises	$3,999	$50	$(24)	$4,025
Corporate	2,005	27	(8)	2,024
Municipal	12,707	179	(18)	12,868
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	18,729	118	(450)	18,397
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	14,451	13	(403)	14,061
U.S. Government-guaranteed	2,132	—	(6)	2,126
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,871	12	(5)	1,878
U.S. Government-guaranteed	5,760	4	(100)	5,664
Total debt securities	61,654	403	(1,014)	61,043

Mutual fund	545	—	(12)	533

Total securities available for sale	$62,199	$403	$(1,026)	$61,576

For the six months ended June 30, 2018, proceeds from sales of available-for-sale securities amounted to $9.0 million with gross realized gains of $49,000 and no gross realized losses.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2018 are presented below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$530	$532
After 1 year through 5 years	6,179	6,157
After 5 years through 10 years	839	854
	7,548	7,543

Mortgage-backed securities	50,361	48,493

	$57,909	$56,036

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
June 30, 2018	(In thousands)
Debt securities:
U.S. Government-sponsored enterprises	$—	$—	$(42)	$1,958
Corporate	(6)	496	(15)	506
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(101)	11,960	(843)	11,977
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	(71)	5,113	(678)	8,474
U.S. Government-guaranteed	(39)	1,787	—	—
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	(41)	1,697	—	—
U.S. Government-guaranteed	(26)	1,687	(119)	3,475
Total debt securities	(284)	22,740	(1,697)	26,390

Mutual Fund	—	—	(27)	518
	$(284)	$22,740	$(1,724)	$26,908

December 31, 2017
Debt securities:
U.S. Government-sponsored enterprises	$—	$—	$(24)	$19,676
Corporate	—	—	(8)	988
Municipal	(11)	1,919	(7)	479
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(1)	1,623	(449)	13,163
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	(403)	8,805
U.S. Government-guaranteed	(6)	2,126	—	—
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	(5)	678	—	—
U.S. Government-guaranteed	(1)	295	(99)	3,756
Total debt securities	(24)	6,641	(990)	46,867

Mutual Fund	—	—	(12)	533
	$(24)	$6,641	$(1,002)	$47,400

At June 30, 2018, 40 debt securities have unrealized losses with aggregate depreciation of 4.04% from the Company’s amortized cost basis. The unrealized losses at June 30, 2018, which related primarily to securities issued by U.S. government-sponsored enterprises, were primarily caused by interest rate increases. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of loans held for investment at the dates indicated is as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Mortgage loans on real estate:
Residential:
One-to-four family	$217,844	$198,475
Home equity loans and lines of credit	41,084	38,968
Commercial	107,770	101,755
Construction	27,173	25,357
	393,871	364,555

Commercial and industrial	20,649	21,766
Consumer	15,390	16,337

Total loans	429,910	402,658
Allowance for loan losses	(3,742)	(3,737)
Net deferred loan costs and fees, and purchase premiums	1,535	1,452

	$427,703	$400,373

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2018 and 2017:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2018

Allowance at March 31, 2018	$876	$365	$1,700	$386	$319	$198	$3,844
Provision (credit) for loan losses	88	(85)	(195)	57	(21)	66	(90)
Loans charged-off	—	—	—	—	—	(22)	(22)
Recoveries	5	—	—	—	—	5	10

Balance at June 30, 2018	$969	$280	$1,505	$443	$298	$247	$3,742

Three Months Ended June 30, 2017

Allowance at March 31, 2017	$821	$395	$1,519	$351	$195	$156	$3,437
Provision (credit) for loan losses	(9)	(57)	17	38	47	64	100
Loans charged-off	—	—	—	—	—	(32)	(32)
Recoveries	8	—	—	—	34	10	52

Balance at June 30, 2017	$820	$338	$1,536	$389	$276	$198	$3,557

Six Months Ended June 30, 2018

Allowance at December 31, 2017	$854	$359	$1,620	$351	$335	$218	$3,737
Provision (credit) for loan losses	85	(79)	(115)	92	(37)	59	5
Loans charged-off	—	—	—	—	—	(37)	(37)
Recoveries	30	—	—	—	—	7	37

Balance at June 30, 2018	$969	$280	$1,505	$443	$298	$247	$3,742

Six Months Ended June 30, 2017

Allowance at December 31, 2016	$1,018	$436	$1,410	$225	$37	$145	$3,271
Provision (credit) for loan losses	(210)	(98)	126	164	204	149	335
Loans charged-off	—	—	—	—	—	(109)	(109)
Recoveries	12	—	—	—	35	13	60

Balance at June 30, 2017	$820	$338	$1,536	$389	$276	$198	$3,557

Additional information pertaining to the allowance for loan losses at June 30, 2018 and December 31, 2017 is as follows:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
June 30, 2018	(In thousands)
Allowance for impaired loans	$103	$—	$—	$—	$—	$—	$103
Allowance for non-impaired loans	866	280	1,505	443	298	247	3,639

Total allowance for loan losses	$969	$280	$1,505	$443	$298	$247	$3,742

Impaired loans	$4,802	$243	$294	$—	$—	$—	$5,339
Non-impaired loans	213,042	40,841	107,476	27,173	20,649	15,390	424,571

Total loans	$217,844	$41,084	$107,770	$27,173	$20,649	$15,390	$429,910

December 31, 2017

Allowance for impaired loans	$160	$1	$1	$—	$—	$—	$162
Allowance for non-impaired loans	694	358	1,619	351	335	218	3,575

Total allowance for loan losses	$854	$359	$1,620	$351	$335	$218	$3,737

Impaired loans	$5,205	$276	$352	$—	$—	$—	$5,833
Non-impaired loans	193,270	38,692	101,403	25,357	21,766	16,337	396,825

Total loans	$198,475	$38,968	$101,755	$25,357	$21,766	$16,337	$402,658

The following is a summary of past due and non-accrual loans at June 30, 2018 and December 31, 2017:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual Loans
	(In thousands)
June 30, 2018
Residential one-to-four family	$—	$673	$635	$1,308	$1,570
Home equity loans and lines of credit	—	11	—	11	243
Commercial real estate	335	—	—	335	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	62

Total	$335	$684	$635	$1,654	$1,875

December 31, 2017
Residential one-to-four family	$737	$—	$—	$737	$1,975
Home equity loans and lines of credit	96	—	—	96	276
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$833	$—	$—	$833	$2,251

The following is a summary of impaired loans at June 30, 2018 and December 31, 2017:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
June 30, 2018
Impaired loans without a valuation allowance:
Residential one-to-four family	$2,589	$2,548
Home equity loans and lines of credit	243	243
Commercial real estate	294	294
Total	3,126	3,085

Impaired loans with a valuation allowance:
Residential one-to-four family	2,269	2,254	$103

Total impaired loans	$5,395	$5,339	$103

December 31, 2017
Impaired loans without a valuation allowance:
Residential one-to-four family	$2,685	$2,641
Home equity loans and lines of credit	247	247
Commercial real estate	257	257
Total	3,189	3,145

Impaired loans with a valuation allowance:
Residential one-to-four family	2,584	2,564	$160
Home equity loans and lines of credit	29	29	1
Commercial real estate	95	95	1
Total	2,708	2,688	162

Total impaired loans	$5,897	$5,833	$162

Additional information pertaining to impaired loans follows:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Six Months Ended June 30, 2018

Residential one-to-four family	$4,965	$116	$40
Home equity loans and lines of credit	262	3	25
Commercial real estate	312	9	—

Total	$5,539	$128	$65

Six Months Ended June 30, 2017
Residential one-to-four family	$4,782	$99	$46
Home equity loans and lines of credit	276	1	1
Commercial real estate	788	18	—

Total	$5,846	$118	$47

Three Months Ended June 30, 2018

Residential one-to-four family	$4,988	$62	$20
Home equity loans and lines of credit	253	—	4
Commercial real estate	294	4	—

Total	$5,535	$66	$24

Three Months Ended June 30, 2017
Residential one-to-four family	$4,964	$55	$27
Home equity loans and lines of credit	276	—	—
Commercial real estate	770	9	—

Total	$6,010	$64	$27

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

At June 30, 2018, the Company had seventeen residential real estate loans and two commercial real estate loans aggregating $3,681,000 and $87,000, respectively, which were subject to troubled debt restructuring agreements.

At June 30, 2017, the Company had nineteen residential real estate loans and three commercial real estate loans aggregating $4,449,000 and $553,000, respectively, which were subject to troubled debt restructuring agreements.

As of June 30, 2018 and 2017, $3,589,000 and $4,006,000, respectively, in troubled debt restructurings were performing in accordance with the terms of the modified loan agreements.  Included in such amounts are $179,000 and $997,000, respectively, that are being accounted for as non-accrual loans.

For the six months ended June 30, 2018 and 2017, the Company did not enter into any loan modifications meeting the criteria of a troubled debt restructuring.

Management performs a discounted cash flow calculation to determine the amount of valuation reserve required on each of the troubled debt restructurings.  Any reserve required is recorded as part of the allowance for loan losses. During the three and six months ended June 30, 2018 and 2017, there were no material changes to the allowance for loan losses as a result of loan modifications made which were considered a troubled debt restructuring.

During the three and six months ended June 30, 2018 and 2017, there were no troubled debt restructurings that defaulted (over 30 days past due) within twelve months of the restructure date.

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

The following table presents the Company’s loans by risk rating at the dates indicated:

	June 30, 2018			December 31, 2017
	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial
	(In thousands)
Loans rated 1 - 3B (Pass rated)	$107,575	$27,173	$20,649	$101,556	$25,357	$21,766
Loans rated 4	—	—	—	—	—	—
Loans rated 5	195	—	—	199	—	—

	$107,770	$27,173	$20,649	$101,755	$25,357	$21,766

Residential mortgages, home equity loans and lines of credit, and consumer loans are monitored for credit quality based primarily on their payment status. When one of these loans becomes more than 90 days delinquent it is assigned an internal loan rating.  At June 30, 2018, $62,000 in consumer loans were rated as doubtful, $702,000 in residential mortgages were rated as substandard, and $2,362,000 in residential mortgages and $243,000 in home equity loans were rated as special mention. At December 31, 2017, $712,000 in residential mortgages were rated as substandard, and $2,512,000 in residential mortgages and $247,000 in home equity loans were rated as special mention.

6.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of residential mortgage loans serviced for others were $823,280,000 and $771,407,000 at June 30, 2018 and December 31, 2017, respectively.

The following table summarizes the activity relating to mortgage servicing rights for the six months ended June 30, 2018 and 2017 (in thousands):

	June 30, 2018	June 30, 2017
Mortgage servicing rights:
Balance at beginning of year	$6,487	$8,910
Additions through originations	851	946
Amortization	(480)	(671)
Balance at end of period	$6,858	$9,185
Valuation allowance:
Balance at beginning of year	$90	$424
Provision (credit)	(77)	(231)
Balance at end of period	$13	$193
Amortized cost, net	$6,845	$8,992
Fair value	$7,380	$9,014

During the six months ended June 30, 2018 and 2017, the Company decreased the valuation allowance for its mortgage servicing rights by $77,000 and $231,000, respectively, due to an increase in fair value caused by lower expected loan prepayments.

7.	INCOME TAXES

During the six months ended June 30, 2018 and 2017, the Company recorded a deferred income tax benefit of $0 and $280,000, respectively, and current state tax expense of $9,000 and $3,000, respectively. The deferred income tax benefit for the 2017 period resulted from, and was limited to, an offsetting tax provision attributable to other comprehensive income, specifically, appreciation in the fair value of available-for-sale securities.

Since 2014, the Company has maintained a valuation allowance for all of its net deferred tax assets based on a determination that it was more likely than not that such assets would not be realized. This determination was based on the Company’s net operating loss (“NOL”) carryforward position, its current period operating results exclusive of non-recurring items and its expectations for the upcoming year. In performing subsequent assessments, management has concluded that no significant changes in the key factors affecting the realizability of the deferred tax asset has occurred and that a valuation allowance for its net deferred tax assets should be maintained.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases.  Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of derivative loan commitments was $37,857,000 and $24,222,000 at June 30, 2018 and December 31, 2017, respectively.  The fair value of certain of these commitments was an asset of $486,000 and $363,000 as of June 30, 2018 and December 31, 2017, respectively, and is included in other assets in the consolidated balance sheets while the fair value of the other commitments was a liability of $4,000 at June 30, 2018 and is included in other liabilities in the consolidated balance sheet.

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

The Company expects that these forward loan sale commitments will experience inverse changes in fair value to the change in fair value of derivative loan commitments. The notional amount of forward loan sale commitments was $41,137,000 and $29,613,000 at June 30, 2018 and December 31, 2017, respectively. The fair value of certain of these commitments was an asset of $23,000 and $4,000 at June 30, 2018 and December 31, 2017, respectively, and is included in other assets in the consolidated balance sheets while the fair value of other such commitments was a liability of $137,000 and $19,000 at June 30, 2018 and December 31, 2017, respectively, and is included in other liabilities in the consolidated balance sheets.

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

Shares are committed to be released on a monthly basis and allocated as of December 31st of each year. The number of shares to be allocated annually is 18,780 through the year 2040. For the three and six months ended June 30, 2018, the Company recognized compensation expense for the ESOP of $77,000 and $151,000, respectively, while for the three and six months ended June 30, 2017, the Company recognized compensation expense for the ESOP of $76,000 and $145,000, respectively. The fair value of the 422,548 unallocated ESOP shares at June 30, 2018 was $7,099,000.

10.	SHARE REPURCHASE PROGRAM

In September 2017, the Company’s Board of Directors adopted a share repurchase program under which the Company may repurchase up to 10%, or 586,854 shares of its then outstanding common shares. Repurchases under the program may be made in open market or in privately negotiated transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program may be suspended or terminated at any time without prior notice, and it will expire on September 14, 2018. As of June 30, 2018, the Company had repurchased 47,500 shares at a cost of $748,000 in connection with this program.

11.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents net income (loss) divided by the weighted average of common shares outstanding during the period. Unvested restricted shares of common stock having dividend rights are treated as “participating securities” and, accordingly, are considered outstanding in computing basic earnings (loss) per share. Unallocated ESOP shares are not considered to be outstanding for purposes of computing earnings per share. None of the Company’s 325,707 outstanding stock options were included in the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2018. Due to the net loss for these periods, inclusion of the stock options in the computation would have been anti-dilutive.

The following table sets forth the calculation of the average number of shares outstanding used to calculate the basic and diluted loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average number of common shares outstanding	6,005,578	5,868,709	6,021,802	5,868,717
Less: Average unallocated ESOP shares	(424,895)	(443,676)	(427,243)	(446,023)
	5,580,683	5,425,033	5,594,559	5,422,694

12.	STOCK-BASED COMPENSATION

Under the Randolph Bancorp, Inc. 2017 Stock Option and Incentive Plan (the “Equity Plan”), the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and nonqualified stock options may be granted under the Equity Plan with 586,872 shares reserved for options. The exercise price of each option equals the market price of the Company’s stock on the date of the grant and the maximum term of each options is 10 years. The total number of shares reserved for restricted stock is 234,749. Options and awards generally vest ratably over five years. The fair value of shares awarded is based on the market price at the date of grant.

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

During the six months ended June 30, 2018, the Company granted options to purchase 27,000 shares of common stock and used the following assumptions in measuring the fair value of such grants:

Vesting period (years)	3-5
Expiration period (years)	10
Expected volatility	29.87%
Expected life (years)	6.5
Expected dividend yield	—
Risk free interest rate	2.68% - 2.77%
Option fair value	$5.79

A summary of stock option activity for the six months ended June 30, 2018 is presented in the table below:

Options	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2017	316,009	$14.66	9.78	$219,374
Granted	27,000	16.15	10.00	—
Forfeited	(17,302)	14.74	—	—
Balance at June 30, 2018 (all non-vested)	325,707	$14.78	9.32	$658,208
Exercisable at June 30, 2018	—	$—	—	—
Unrecognized compensation cost	$1,299,000
Weighted average remaining recognition period (years)	4.12

For the three and six months ended June 30, 2018, stock-based compensation expense applicable to stock options was $71,000 and $145,000, respectively.

Restricted Stock

Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the Equity Plan. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Restricted stock awarded in 2017 was at no cost to the awardee. The following table presents the activity in restricted stock awards under the Equity Plan for the six months ended June 30, 2018:

	Restricted Stock Awards	Weighted Average Grant Price
Restricted stock awards at December 31, 2017	176,239	$14.66
Granted	—	—
Forfeited	(7,042)	14.66
Restricted stock awards at June 30, 2018 (all non-vested)	169,197	$14.66
Unrecognized compensation cost	$2,116,000
Weighted average remaining recognition period (years)	4.18

For the three and six months ended June 30, 2018, stock-based compensation expense applicable to restricted stock was $109,000 and $242,000, respectively.

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

Securities – All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.  The securities measured at fair value in Level 1 (none at June 30, 2018 and December 31, 2017) are based on quoted market prices in an active exchange market.  Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

Federal Home Loan Bank of Boston (“FHLBB”) stock – It is not practical to determine the fair value of FHLBB stock due to restrictions on its transferability.

Loans held for sale – Fair values are based on commitments in effect from investors or prevailing market prices and include the servicing value of the loans.

Loans – For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for other loans are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Included in loans are certain loans which were transferred from loans held for sale. These loans, which are accounted for using the fair value option, continue to be accounted for subsequent to transfer at fair value.

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
	(In thousands)
June 30, 2018
Assets:
Securities available for sale:
Debt securities	$—	$56,036	$—	$56,036
Mutual fund	—	518	—	518
Loans held for sale	—	36,661	—	36,661
Loans held for investment	—	—	1,922	1,922
Derivative loan commitments	—	486	—	486
Forward loan sale commitments	—	23	—	23

Liabilities:
Derivative loan commitments	—	4	—	4
Forward loan sale commitments	—	137	—	137

December 31, 2017
Assets:
Securities available for sale:
Debt securities	$—	$61,043	$—	$61,043
Mutual fund	—	533	—	533
Loans held for sale	—	25,390	—	25,390
Loans held for investment	—	—	6,412	6,412
Derivative loan commitments	—	363	—	363
Forward loan sale commitments	—	4	—	4

Liabilities:
Forward loan sale commitments	—	19	—	19

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets as of June 30, 2018 and December 31, 2017.

				Period Ended
	June 30, 2018			June 30, 2018
	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$1,255	$—
Mortgage servicing rights	—	6,845	—	77
Assets held for sale	—	—	402	—
Foreclosed real estate	—	—	193	—

	$—	$6,845	$1,850	$77

	December 31, 2017
	Level 1	Level 2	Level 3
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$1,630
Mortgage servicing rights	—	6,397	—
Assets held for sale	—	—	828
Foreclosed real estate	—	—	193

	$—	$6,397	$2,651

The Company recorded a partial reversal of the valuation allowance for its mortgage servicing rights of $77,000 during the six months ended June 30, 2018, due to increases in fair value caused by lower expected loan prepayments.

During the six months ended June 30, 2018, the Company sold the property which had been occupied by its former North Randolph branch office and which had been classified with assets held for sale. This sale was completed at the carrying value of this property and, accordingly, no gain of loss was recognized.

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2018 and December 31, 2017.

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

	June 30, 2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$2,695	$2,676	$—	$2,676	$—
Securities available for sale	56,554	56,554	—	56,554	—
Loans held for sale	36,661	36,661	—	36,661	—
Loans, net	427,703	418,040	—	—	418,040
Derivative assets	509	509	—	509	—

Financial liabilities:
Deposits	$422,899	$421,391	$—	$421,391	$—
FHLBB advances	56,680	56,486	—	56,486	—
Derivative liabilities	141	141	—	141	—

	December 31, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$2,940	$2,932	$—	$2,932	$—
Securities available for sale	61,576	61,576	—	61,576	—
Loans held for sale	25,390	25,390	—	25,390	—
Loans, net	400,373	398,407	—	—	398,407
Derivative assets	367	367	—	367	—

Financial liabilities:
Deposits	$366,836	365,997	$—	$365,997	$—
FHLBB advances	75,954	75,821	—	75,821	—
Derivative liabilities	19	19	—	19	—

14.	COMMITMENTS AND CONTINGENCIES

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

The following financial instruments were outstanding, at the dates indicated, whose contract amounts represent credit risk:

	June 30, 2018	December 31, 2017
	(In thousands)
Commitments to originate loans	$48,461	$35,549
Unused lines and letters of credit	43,290	39,968
Unadvanced funds on construction loans	10,870	6,967
Overdraft lines of credit	8,767	8,996

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

Segment information as of and for the three and six months ended June 30, 2018 follows:

	For the Three Months Ended June 30, 2018
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$3,800	$233	$4,033
Provision for loan losses	(90)	—	(90)

Net interest income after provision for loan losses	3,890	233	4,123

Non-interest income:
Customer service fees	410	29	439
Gain on loan origination and sale activities, net (1)	—	2,265	2,265
Mortgage servicing fees, net	(73)	364	291
Other	114	85	199
Total non-interest income	451	2,743	3,194

Non-interest expenses:
Salaries and employee benefits	1,612	3,367	4,979
Occupancy and equipment	373	356	729
Other non-interest expenses	1,227	977	2,204
Total non-interest expenses	3,212	4,700	7,912

Income (loss) before income taxes and elimination of intercompany profit	$1,129	$(1,724)	(595)

Elimination of intercompany profit			(411)
Loss before income taxes			(1,006)

Income tax expense			4
Net loss			$(1,010)

Total assets, June 30, 2018	$489,214	$76,695	$565,909

	For the Six Months Ended June 30, 2018
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$7,539	$476	$8,015
Provision for loan losses	5	—	5

Net interest income after provision for loan losses	7,534	476	8,010

Non-interest income:
Customer service fees	711	28	739
Gain on loan origination and sale activities, net (1)	—	4,085	4,085
Mortgage servicing fees, net	(141)	766	625
Other	248	177	425
Total non-interest income	818	5,056	5,874

Non-interest expenses:
Salaries and employee benefits	3,248	6,167	9,415
Occupancy and equipment	773	654	1,427
Other non-interest expenses	2,238	1,829	4,067
Total non-interest expenses	6,259	8,650	14,909

Income (loss) before income taxes and elimination of intercompany profit	$2,093	$(3,118)	(1,025)

Elimination of intercompany profit			(684)
Loss before income taxes			(1,709)

Income tax expense			8
Net loss			$(1,717)

(1)	Before elimination of intercompany profit

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.
2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for HELOC originations. This income for the three and six months ended June 30, 2018 totaled $411,000 and $684,000, respectively.

3.

Loan servicing fees are charged to EB by EM based on the number of residential mortgage loans held in portfolio at a rate of 0.14% per annum and amounted to $73,000 and $141,000 for the three and six months ended June 30, 2018, respectively.

4.

Certain cost centers provide services to both business segments. The cost centers include Finance, Marketing, IT and Administration. Costs which are common to both business segments are referred to as “indirect costs” and are allocated using relevant benchmarks, e.g. headcount, number of accounts, etc.

Segment information as of and for the three and six months ended June 30, 2017 follows:

	For the Three Months Ended June 30, 2017
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$3,425	$265	$3,690
Provision for loan losses	100	—	100

Net interest income after provision for loan losses	3,325	265	3,590

Non-interest income:
Customer service fees	336	42	378
Gain on loan origination and sale activities, net (1)	—	2,780	2,780
Mortgage servicing fees, net	(61)	351	290
Other	213	33	246
Total non-interest income	488	3,206	3,694

Non-interest expenses:
Salaries and employee benefits	1,642	3,073	4,715
Occupancy and equipment	325	294	619
Merger and integration costs	—	357	357
Other non-interest expenses	818	919	1,737
Total non-interest expenses	2,785	4,643	7,428

Income (loss) before income taxes and elimination of intercompany profit	$1,028	$(1,172)	(144)

Elimination of intercompany profit			(260)
Loss before income taxes			(404)

Income tax benefit			(254)
Net loss			$(150)

Total assets, June 30, 2017	$435,775	$72,164	$507,939

	For the Six Months Ended June 30, 2017
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$6,649	$525	$7,174
Provision for loan losses	335	—	335

Net interest income after provision for loan losses	6,314	525	6,839

Non-interest income:
Customer service fees	708	42	750
Gain on loan origination and sale activities, net (1)	—	4,992	4,992
Mortgage servicing fees, net	(122)	1,072	950
Other	491	95	586
Total non-interest income	1,077	6,201	7,278

Non-interest expenses:
Salaries and employee benefits	3,236	6,155	9,391
Occupancy and equipment	672	603	1,275
Merger and integration costs	19	505	524
Other non-interest expenses	1,757	1,610	3,367
Total non-interest expenses	5,684	8,873	14,557

Income (loss) before income taxes and elimination of intercompany profit	$1,707	$(2,147)	(440)

Elimination of intercompany profit			(434)
Loss before income taxes			(874)

Income tax benefit			(277)
Net loss			$(597)

(1)	Before elimination of intercompany profit

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.
2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for HELOC originations. This income for the three and six months ended June 30, 2017 totaled $260,000 and $434,000, respectively.

3.

Loan servicing fees are charged to EB by EM based on the number of residential mortgage loans held in portfolio at a rate of 0.14% per annum and amounted to $61,000 and $122,000 for the three and six months ended June 30, 2017, respectively.

4.

Certain cost centers provide services to both business segments. The cost centers include Finance, Marketing, IT and Administration. Costs which are common to both business segments are referred to as “indirect costs” and are allocated using relevant benchmarks, e.g. headcount, number of accounts, etc.

16.	SUBSEQUENT EVENT

On July 31, 2018, the Company entered into a sublease agreement for 27% of the area occupied by the Andover loan operations center. This sublease runs co-terminus with the initial term of the Company’s lease which ends in March 2023 and provides for total rental income of approximately $400,000. Occupancy is expected to begin by September 2018 and is subject to approval by the building’s landlord. Based on the terms of this sublease agreement, the Company recognized an estimated loss of $60,000 as of June 30, 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help investors understand the financial performance of Randolph Bancorp, Inc. and its subsidiary through a discussion of the factors affecting its financial condition at June 30, 2018 and December 31, 2017, and its results of operations for the three and six month periods ended June 30, 2018 and 2017. This section should be read in conjunction with the consolidated financial statements of Randolph Bancorp, Inc. and notes thereto that appear elsewhere in this Quarterly Report. For the purpose of this Quarterly Report, the terms the “Company” “we,” “our,” and “us” refer to Randolph Bancorp, Inc. and its subsidiary unless the context indicates another meaning.

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

Overview

Our results of operations depend primarily on net interest income and net gains on loan origination and sale activities. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. Our interest-earning assets consist primarily of residential mortgage loans, commercial real estate loans, commercial and industrial loans, home equity loans and lines of credit, construction loans, consumer loans and investment securities. Interest-bearing liabilities consist primarily of deposit accounts and borrowings from the Federal Home Loan Bank of Boston (“FHLBB”). Net gains on loan origination and sale activities result from the origination and sale of such loans to investors including Fannie Mae, Freddie Mac and other financial institutions. The amount of these gains is dependent on the volume of our loan originations, profit margins earned upon sale and the prevailing fair value of mortgage servicing rights.

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

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total Assets. Total assets increased $34.0 million, or 6.4%, to $565.9 million at June 30, 2018 from $531.9 million at December 31, 2017. Growth was concentrated in loans held for sale and loans held in portfolio, which increased $11.3 million and $27.3 million, respectively. Asset growth was funded by an increase in deposits of $56.1 million, including $44.1 million in brokered deposits.

Loans Held for Sale. We are actively involved in the secondary mortgage market and designate a significant majority of our residential first mortgage loan production for sale. At June 30, 2018, loans held for sale, which consist of closed residential first mortgage loans which we intend to sell to investors, totaled $36.7 million compared to $25.4 million at December 31, 2017. This increase of $11.3 million is indicative of the increased volume of origination activity during the second quarter of the current year. The Company added to its loan origination capabilities with the addition of nine experienced loan originators in 2018 which contributed to a 23% quarterly increase in residential mortgage loan production over the same period in the prior year.

Net Loans. Net loans increased $27.3 million, or 6.8%, to $427.7 million at June 30, 2018 from $400.4 million at December 31, 2017. This net growth occurred in both real estate secured loans ($22.0 million) and non-real estate secured loans ($17.8 million). Growth occurred across all categories of real estate secured loans led by residential mortgage loan growth of $19.4 million, or 9.8%, and commercial mortgage loan growth of $6.0 million, or 5.9%, in both cases due to organic growth. Residential loan growth resulted primarily from the placement in portfolio of a higher proportion of loan originations in 2018 as compared to recent years as the Company originated more jumbo mortgages in 2018. These loans are not readily saleable in the secondary mortgage market. The growth in commercial real estate lending reflects continuing strong market conditions in our lending area aided by the favorable interest rate environment that prevailed throughout the period.  Consumer loans and commercial and industrial loans, which consist primarily of loan participations and purchased loans, decreased, in aggregate, by $2.1 million during the first half of 2018 as loan repayments exceeded loan purchases during the period.

Investment Securities. Investment securities, all of which are classified as available for sale, decreased $5.0 million to $56.6 million at June 30, 2018 from $61.6 million at December 31, 2017, due primarily to principal payments on mortgage-backed securities. At June 30, 2018, investment securities represented 10.0% of total assets compared to 11.6% at December 31, 2017. This decrease continues a trend in recent years and is a consequence of our strategic shift to investing a higher proportion of interest-earning assets in loans.

Mortgage Servicing Rights. Mortgage servicing rights (“MSRs”) increased $448,000 to $6.8 million at June 30, 2018 from $6.4 million at December 31, 2017. This increase was due to the sale of loans to Fannie Mae and Freddie Mac on a servicing retained basis, net of amortization, of $371,000 during the first half of 2018 and a $77,000 partial reversal of the valuation allowance. This reversal resulted from an increase in the fair value of MSRs due to slower projected loan prepayment speeds. We serviced $823.3 million in loans for others at June 30, 2018. The fair value of the related MSRs was $7.4 million.

Deposits. Deposits increased $56.1 million, or 15.3%, to $422.9 million at June 30, 2018 from $366.8 million at December 31, 2017. Included in this increase was $44.1 million in brokered deposits and $12.0 million in non-brokered deposits. Management considers brokered deposits to be a source of wholesale funding and an alternative to FHLBB advances. Because of the lower interest rates available on brokered deposits compared to FHLBB advances across all maturity levels, the Company has increased its utilization of this funding source in 2018. The increase in non-brokered deposits during the first half of 2018 is primarily due to increases in money market accounts and term certificates, both product types where rates paid to depositors have been increased to meet competition.

FHLBB Advances. FHLBB advances, which consist primarily of overnight advances, decreased $19.3 million to $56.7 million at June 30, 2018 from $76.0 million at December 31, 2017. This decrease resulted primarily from the greater utilization of brokered deposits as a wholesale funding source during the first half of 2018.

Stockholders’ Equity. Stockholders’ equity was $78.4 million at June 30, 2018 compared to $81.5 million at December 31, 2017. The decrease of $3.1 million during the first half of 2018 was due to the net loss of $1.7 million, a reduction in the fair value of available-for sale securities of $1.3 million and stock purchases of $631,000. These items were partially offset by equity adjustments of $482,000 related to the stock benefit plan and the employee stock ownership plan. The reduction in the fair value of investment securities was caused by increases in long-term interest rates during the first six months of 2018.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

General. The Company recorded a net loss of $1.0 million, or $0.18 per share, for the three months ended June 30, 2018 compared to a net loss of $150,000, or $0.03 per share, for the three months ended June 30, 2017. The net loss for the 2017 period included merger and integration costs of $357,000 associated with the 2016 acquisition of First Eastern Bankshares Corporation (“First Eastern”). Excluding this non-recurring item and the related tax effect, the Company would have had net income of $67,000 for the three months ended June 30, 2017.    These non-core items and their financial impact are summarized in the table presented on page 36 under the caption “Non- GAAP Measures.”

The increase in the net loss between periods was attributable to the Envision Mortgage business segment which experienced lower revenues in 2018 due principally to a reduction in the profit margin realized upon the sale of mortgage loans and higher expenses associated with an increase in loan production.

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

	For the Three Months Ended June 30,
	2018			2017
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$448,060	$4,586	4.09%	$381,605	$3,697	3.88%
Investment securities (2) (3)	60,290	425	2.82%	70,206	500	2.85%
Interest-earning deposits	9,240	34	1.47%	7,908	22	1.11%
Total interest-earning assets	517,590	5,045	3.90%	459,719	4,219	3.67%
Noninterest-earning assets	29,660			30,555
Total assets	$547,250			$490,274
Interest-bearing liabilities:
Savings accounts	104,470	45	0.17%	104,739	41	0.16%
NOW accounts	43,113	58	0.54%	47,052	55	0.47%
Money market accounts	69,626	161	0.92%	55,164	64	0.46%
Term certificates	125,973	466	1.48%	90,558	221	0.98%
Total interest-bearing deposits	343,182	730	0.85%	297,513	381	0.51%
FHLBB advances	57,562	276	1.92%	37,340	104	1.11%
Total interest-bearing liabilities	400,744	1,006	1.00%	334,853	485	0.58%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	60,524			65,191
Other noninterest-bearing liabilities	6,340			5,986
Total liabilities	467,608			406,030
Total stockholders' equity	79,642			84,244
Total liabilities and stockholders' equity	$547,250			$490,274
Net interest income		$4,039			$3,734
Interest rate spread(4)			2.90%			3.09%
Net interest-earning assets(5)	$116,846			$124,866
Net interest margin(6)			3.12%			3.25%

Ratio of interest-earning assets to interest- bearing liabilities	129.16%			137.29%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available for sale, FHLBB stock and investment in the Depositors Insurance Fund.
(3)	Includes tax equivalent adjustments for municipal securities, based on effective tax rates of 21% and 34%, of $6,000 and $44,000 for the three months ended June 30, 2018 and 2017, respectively.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2018
	Compared to
	Three Months Ended June 30, 2017
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$671	$217	$888
Investment securities	(70)	(4)	(74)
Interest-earning deposits	4	8	12
Total interest-earning assets	605	221	826
Interest-bearing liabilities:
Savings accounts	—	4	4
NOW accounts	(5)	8	3
Money market accounts	20	77	97
Term certificates	106	139	245
Total interest-bearing deposits	121	228	349
FHLBB advances	74	98	172
Total interest-bearing liabilities	195	326	521

Change in net interest income	$410	$(105)	$305

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $826,000, or 19.6%, to $5.0 million for the three months ended June 30, 2018 compared to $4.2 million for the three months ended June 30, 2017. This increase was due to an increase in average interest-earning assets between periods of $57.9 million, or 12.6%, as the Company continued to leverage the capital raised in its 2016 initial public offering. This increase all occurred in loans. The yield on interest-earning assets increased 23 basis points to 3.90% in the 2018 quarter from 3.67% in the same quarter of the prior year due principally to the higher proportion of loans to total interest-earning assets and a 21 basis points increase in the yield on loans.

Interest Expense. Interest expense increased $521,000, or 107.4%, to $1.0 million for the three months ended June 30, 2018 compared to $485,000 for the three months ended June 30, 2017. This increase was due to an increase in average interest-bearing liabilities of $65.9 million combined with a 42 basis points increase in the cost of funds to 1.00%. The increase in cost of funds was due to a 34 basis point increase in the cost of interest-bearing deposits caused by a growth in higher yielding money market  accounts and term certificates, including brokered deposits, and an 81 basis points increase in the cost of FHLBB advances. These increases are attributable to the doubling of the federal funds rate from 1.0% to 2.0% during the past twelve months. The cost of deposits has risen at a slower rate than the cost of FHLBB advances as the interest rates paid on certain core deposit products such as savings and NOW accounts have largely remained unchanged between periods.

Net Interest Income. Net interest income increased $305,000, or 8.2%, to $4.0 million for the three months ended June 30, 2018 compared to $3.7 million for the three months ended June 30, 2017. This improvement resulted principally from loan growth. The net interest margin decreased 13 basis points in the second quarter of 2018 from 3.25% in the second quarter of 2017 to 3.12% in the second quarter of 2018 due to a decrease in the ratio of interest-earning assets to interest-bearing liabilities from 137.3% in the 2017 quarter to 129.2% in the 2018 quarter. In addition, the net interest margin was adversely affected by a doubling of the federal funds rate from 1.0% to 2.0% over the past twelve months and a flattening of the yield curve wherein short-term rates have increased more than long-term rates.

Provision for Loan Losses. Based on the application of our loan loss methodology, a credit of $90,000 to the allowance for loan losses (“ALLL”) was recorded for the three months ended June 30, 2018 compared to a provision of $100,000 for the three months ended June 30, 2017. Based on the quarterly assessment of internal and external performance factors affecting credit risk, reductions were made in the qualitative portion of the ALLL for both commercial real estate loans and home equity loans during the second quarter of 2018. The qualitative portion of the ALLL for consumer loans was increased slightly as part of this analysis. Together these changes reduced the amount that would have been provided based on loan growth by $265,000. Classified and nonaccrual loan balances were stable during the second quarter. Regional and local economic data, including housing prices, continued their positive trend of the past several years. The allowance for loan losses was at 0.87% of total loans at June 30, 2018 compared to 0.92% at December 31, 2017, and was 186.5% of non-performing loans at June 30, 2018 compared to 165.9% at December 31, 2017.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities decreased $666,000, or 26.4%, to $1.9 million for the three months ended June 30, 2018 compared to $2.5 million for the three months ended June 30, 2017 while loan sales decreased $3.9 million, or 3.9%, between periods from $99.9 million during the three months ended  June 30, 2017 to $96.0 million during the three months ended June 30, 2018. The reduction in loans sold was primarily due to an increase in the origination of jumbo mortgages that are not readily saleable in the secondary mortgage market. Net gains on loan sales in 2018 were adversely affected by a declining profit margin caused by competitive pressures as banks and other lenders compete based on rate to maintain market share, and lower demand for FHA loans which historically have had a higher profit margin than conforming conventional mortgage loans.

Other Non-interest Income. Non-interest income, excluding the net gain on loan origination and sale activities, increased $15,000 to $929,000 during the three months ended June 30, 2018 compared to $914,000 during the three months ended June 30, 2017. Net mortgage servicing fee income was unchanged between periods despite the lower average balance of serviced loans in 2018 due to the sale of servicing rights to $379.0 million of serviced loans in July 2017. While servicing fees collected decreased $166,000 between periods, changes in the provision (credit) to the valuation allowance for MSRs of $69,000 along with lower amortization caused by slower loan prepayment speeds fully offset the decrease in fees. Other non-interest income declined $47,000 in the 2018 period compared to the prior year period due to lower loan closing service fees of $17,000 and a reduction of $23,000 in income from a state training grant.

Non-interest Expenses. Non-interest expenses increased $484,000, or 6.5%, from $7.4 million for the three months ended June 30, 2017 to $7.9 million for the three months ended June 30, 2018. Included in the 2017 period were merger and integration costs of $357,000 associated with the First Eastern acquisition. Excluding this non-recurring item, non-interest expenses increased $841,000, or 11.9%, in the second quarter of 2018 compared to the 2017 period.

Salaries and employee benefits increased $264,000, or 5.6%, from $4.7 million in the second quarter of 2017 to $5.0 million in the second quarter of 2018 despite a reduction in full-time equivalent employees from 211 at March 31, 2017 to 185 at June 30, 2018. This decrease in headcount occurred within the Company’s Envision Mortgage business segment. This increase in salaries and employee benefits is primarily due to stock-based compensation of $126,000, guaranteed payments to new loan originators of $197,000, increased commissions of $190,000 due to a 23% increase in residential mortgage loan originations, and salary increases averaging 2.5%, or $65,000.

Occupancy and equipment expenses increased $110,000, or 17.8%, from $619,000 in the second quarter of 2017 to $729,000 in the second quarter of 2018. This increase is due to additional rent expense and depreciation associated with the new lease of the Andover loan operations center, as well as the relocation of two existing branches to new locations (Stoughton in September 2017 and Braintree in April 2018). Also included in expenses in the second quarter of 2018 is an accrual of $60,000 associated with a sub-lease of approximately 27% of the space in the Andover facility. This sub-lease runs co-terminus with the Company’s Andover lease with an initial term ending in March 2023.

Marketing expenses increased $122,000, or 61.3%, from $199,000 in the second quarter of 2017 to $321,000 in the second quarter of 2018 due primarily to advertising costs associated with the re-branding to Envision Bank.

Other non-interest expenses increased $406,000, or 42.9%, from $947,000 in the second quarter of 2017 to $1.4 million in the second quarter of 2018. This increase is due to additional mortgage banking related operating costs of $126,000 associated with the increase in production volume, higher software maintenance costs of $70,000, director stock-based compensation costs of $54,000 and talent acquisition costs of $49,000.

Income Tax Expense. A federal tax benefit of $254,000 was recognized for the three months ended June 30, 2017, while no benefit for federal income taxes was recognized for the three months ended June 30, 2018. The 2017 tax benefit resulted from, and was limited to, an offsetting tax provision included in other comprehensive income caused by appreciation in the far value of available for sale securities. The Company continues to maintain a full valuation allowance for its net deferred tax assets.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017

General. The Company incurred a net loss of $1.7 million for the six months ended June 30, 2018 compared to a net loss of $597,000 for the six months ended June 30, 2017. Operating results for the 2017 period included merger and integration costs related to the July 2016 acquisition of First Eastern, which amounted to $524,000. Excluding this non-recurring item and the related tax effect, the Company would have had a net loss of $213,000 for the three months ended June 30, 2017.    These non-core items and their financial impact are summarized in the table presented on page 36 under the caption “Non- GAAP Measures.”

The increase in the net loss between periods was attributable to the Envision Mortgage business segment which experienced lower revenues in 2018 due principally to a reduction in the profit margin realized upon the sale of mortgage loans and higher expenses associated with an increase in loan production.

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

	For the Six Months Ended June 30,
	2018			2017
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans(1)	$439,069	$8,881	4.05%	$370,615	$7,113	3.84%
Investment securities (2) (3)	60,906	844	2.77%	70,171	994	2.83%
Interest-earning deposits	8,563	64	1.49%	8,093	43	1.06%
Total interest-earning assets	508,538	9,789	3.85%	448,879	8,150	3.63%
Noninterest-earning assets	29,498			30,666
Total assets	$538,036			$479,545
Interest-bearing liabilities:
Savings accounts	104,305	87	0.17%	104,218	80	0.15%
NOW accounts	43,666	111	0.51%	46,941	104	0.44%
Money market accounts	68,670	276	0.80%	53,655	111	0.41%
Term certificates	113,060	736	1.30%	89,372	422	0.94%
Total interest-bearing deposits	329,701	1,210	0.73%	294,186	717	0.49%
FHLBB advances	62,010	541	1.74%	31,882	168	1.05%
Total interest-bearing liabilities	391,711	1,751	0.89%	326,068	885	0.54%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	59,809			63,072
Other noninterest-bearing liabilities	6,049			6,275
Total liabilities	457,569			395,415
Total stockholders' equity	80,467			84,130
Total liabilities and stockholders' equity	$538,036			$479,545
Net interest income		$8,038			$7,265
Interest rate spread (4)			2.96%			3.09%
Net interest-earning assets (5)	$116,827			$122,811
Net interest margin (6)			3.16%			3.24%

Ratio of interest-earning assets to interest- bearing liabilities	129.82%			137.66%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available-for-sale, FHLBB stock and investment in the Depositors Insurance Fund.
(3)	Includes tax equivalent adjustments for municipal securities, based on effective tax rates of 21% and 34%, of $23,000 and $91,000 for the six months ended June 30, 2018 and 2017, respectively.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Six Months Ended June 30, 2018
	Compared to
	Six Months Ended June 30, 2017
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$1,369	$400	$1,769
Investment securities	(129)	(21)	(150)
Interest-earning deposits	3	18	21
Total interest-earning assets	1,243	397	1,640
Interest-bearing liabilities:
Savings accounts	—	7	7
NOW accounts	(8)	15	7
Money market accounts	38	127	165
Term certificates	129	185	314
Total interest-bearing deposits	159	334	493
FHLBB advances	220	153	373
Total interest-bearing liabilities	379	487	866

Change in net interest income	$864	$(90)	$774

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $1.6 million, or 20.1%, to $9.8 million for the six months ended June 30, 2018 compared to $8.2 million for the six months ended June 30, 2017. This increase was due to an increase in average interest-earning assets between periods of $59.7 million, or 13.3%, as the Company continued to leverage the capital raised in its 2016 initial public offering. This increase all occurred in loans. The yield on interest-earning assets increased 22 basis points to 3.85% in the first half of 2018 from 3.63% in the first half of 2017 due principally to the higher proportion of loans to total interest-earning assets and a 21 basis points increase in the yield on loans.

Interest Expense. Interest expense increased $866,000, or 97.9%, to $1.8 million for the six months ended June 30, 2018 compared to $885,000 for the six months ended June 30, 2017. This increase principally reflects growth in the average balance of interest-bearing liabilities of $65.6 million and a 35 basis points increase to 0.89% in the cost of funds. The increase in cost of funds was due to a 24 basis points increase in the cost of interest-bearing deposits caused by a growth in higher yielding money market accounts and term certificates, including brokered deposits, and a 69 basis points increase in the cost of FHLBB advances. These increases are attributable to the doubling of the federal funds rate from 1.0% to 2.0% during the past twelve months. The cost of deposits has risen at a slower rate than the cost of FHLBB advances as the interest rates paid on certain core deposit products such as savings and NOW accounts have largely remained unchanged between periods.

Net Interest Income. Net interest income increased $774,000, or 10.7%, to $8.0 million for the six months ended June 30, 2018 compared to $7.3 million for the six months ended June 30, 2017. This improvement resulted principally from loan growth. The net interest margin in the first half of 2018 decreased 8 basis points from 3.24% in the second quarter of 2017 to 3.16% in the second quarter of 2018 due to a decrease in the ratio of interest-earning assets to interest-bearing liabilities from 137.7% in the first half of 2017 to 129.8% in the first half of 2018. In addition, the net interest margin was adversely affected by a doubling of the federal funds rate from 1.0% to 2.0% over the past twelve months and a flattening of the yield curve wherein short-term rates have increased more than long-term rates.

Provision for Loan Losses. Based on the application of our loan loss methodology, we recorded a provision for loan losses of $5,000 for the six months ended June 30, 2018 compared to a provision of $335,000 for the six months ended June 30, 2017. Based on the quarterly assessment of internal and external performance factors affecting credit risk in June 2018, reductions were made in the qualitative portion of the ALLL for both commercial real estate loans and home equity loans during the second quarter of 2018. The qualitative portion of the ALLL for consumer loans was increased slightly as part of this analysis. Together these changes reduced the amount that would have been provided based on loan growth by $265,000. Classified and nonaccrual loan balances were stable during the first six months of 2018. Regional and local economic data, including housing prices, continuing their positive trend of the past several years. The provision in the 2017 period primarily reflected portfolio growth in both real estate and non-real estate secured loans.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities decreased $1.2 million, or 25.4%, to $3.4 million for the six months ended June 30, 2018 compared to $4.6 million in the six months ended June 30, 2017. During the first half of 2017, we sold $199.8 million of residential mortgage loans compared to $170.1 million of such loans in the first half  2018 due principally to an increase in the origination of jumbo mortgages that are not readily saleable. Also contributing to the decrease in the net gain on loan origination and sale activities in 2018 was a decrease in the profit margin experienced in the current year. The reduced profit margin was due to competitive pressures as banks and other lenders compete based on rate to maintain market share, and lower demand for FHA loans which have a higher profit margin than conforming conventional loans.

Other Non-interest Income. Non-interest income, excluding the net gain on loan origination and sale activities, decreased $497,000 to $1.8 million for the six months ended June 30, 2018 compared to $2.3 million during the same period of the prior year due primarily to a decrease in net mortgage servicing fees of $325,000. This decrease is due to a reduction in the average balance of serviced loans in the 2018 period caused by the sale of servicing rights to $379.0 million in serviced loans during the third quarter of 2017, and by a reduction of $154,000 in favorable adjustments to the valuation allowance for MSRs due to increases in their fair values attributable to slower expected loan prepayment speeds. Also contributing to the decrease in other non-interest income in 2018 was lower loan closing service revenue of $38,000, a favorable adjustment in 2017 of $84,000 associated with a sale of MSRs in December 2016 and a $46,000 reduction in 2018 income related to a state training grant.

Non-interest Expenses. Non-interest expenses increased $352,000 to $14.9 million for the six months ended June 30, 2018 compared to $14.6 million for the six months ended June 30, 2017. Included in the 2017 period were merger and integration costs of $524,000 associated with the First Eastern acquisition. Excluding this non-recurring item, non-interest expenses increased $876,000, or 6.2%, in the first half of 2018 compared to the 2017 period.

Salaries and employee benefits amounted to $9.4 million for the six months ended June 30, 2018 and 2017, despite a reduction in full-time equivalent employees from 220 at December 31, 2016 to 185 at June 30, 2018. The decrease in headcount occurred within the Company’s Envision Mortgage business segment. Offsetting the savings from the reduction in headcount were stock-based compensation of $252,000, guaranteed payments to new loan originators of $227,000, increased commissions of $123,000 due to a 7% increase in residential mortgage loans origination, and salary increases averaging 2.5%, or $130,000.

Occupancy and equipment expenses increased $152,000, or 11.9%, in the first six months of 2018 compared to the same period in the prior year.  This increase is due to additional rent expense and depreciation associated with the new lease of the Andover loan operations center, as well as the relocation of two existing branches to new locations (Stoughton in September 2017 and Braintree in April 2018).  Also included in expenses in the first half of 2018 is an accrual of $60,000 associated with a sub-lease of approximately 27% of the space in the Andover facility.

Marketing expenses increased $277,000, or 79.8%, from $347,000 in the first half of 2017 to $624,000 in the first half of 2018 due primarily to advertising costs and other promotional materials associated with the re-branding to Envision Bank.

Professional fees decreased $99,000, or 14.8%, in the first six months of 2018 compared to the same period in the prior year due principally to lower legal fees.

Other non-interest expenses increased $549,000, or 28.9%, in the first half of 2018 compared to the first half of 2017. This increase is due to additional mortgage banking related operating costs of $137,000 associated with the increase in production volume, director stock-based compensation costs of $136,000, $83,000 in unfavorable fair value adjustments associated with portfolio loans accounted for under the fair value option which had been transferred from loans held for sale and talent acquisition costs of $49,000.

Income Tax Expense (Benefit). A deferred tax benefit of $280,000 was recognized for the six months ended June 30, 2017 while no federal income tax benefit was recognized for the six months ended June 30, 2018. The deferred tax benefit resulted from, and was limited to, an offsetting tax provision attributable to other comprehensive income relating to appreciation in the fair value of available for sale securities.

Non-GAAP Measures

Management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business which is derived from the combination of net interest income and non-interest income reduced by the provision for loan losses and non-interest expenses and the impact of income taxes, if any, all as adjusted for any non-core items. The Company’s financial reporting is determined in accordance with GAAP, which sometimes includes items that management believes are unrelated to its core banking business and are not expected to have a material financial impact on operating results in future periods, such as merger and integration costs and other items. Management computes the Company’s non-GAAP operating earnings, non-interest income as a percentage of total income and the efficiency ratio on an operating basis, which excludes these items, in order to measure the performance of the Company’s core banking business.

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

The following table summarizes the impact of non-core items recorded for the reporting periods indicated below and reconciles them in accordance with GAAP (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net loss before income taxes - GAAP basis	$(1,010)	$(150)	$(1,717)	$(597)
Non-interest expense adjustments:
Merger and integration costs	—	357	—	524
Related tax effects	—	(140)	—	(140)
Net income (loss) - Non-GAAP basis	$(1,010)	$67	$(1,717)	$(213)

Asset Quality

Nonperforming Assets. The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	June 30, 2018	December 31, 2017
Nonaccrual loans:	(In thousands)
Real estate loans:
One- to four-family residential	$1,570	$1,976
Commercial	—	—
Home equity loans and lines of credit	243	276
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	62	—
Total nonaccrual loans	1,875	2,252
Other real estate owned	193	193
Total nonperforming assets	2,068	2,445
Performing troubled debt restructurings	3,589	3,383
Total nonperforming assets and performing troubled debt restructurings	$5,657	$5,828

Total nonperforming loans to total loans(1)	0.43%	0.56%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.00%	1.10%

(1)	Total loans exclude loans held for sale but include net deferred loan costs and fees.

Interest income that would have been recorded for the three and six months ended June 30, 2018 had nonaccruing loans been current according to their original terms amounted to $62,000 and $124,000, respectively. Income related to nonaccrual loans included in interest income for the three and six months ended June 30, 2018 amounted to $24,000 and $65,000, respectively.

Classified Loans.  The following table shows the aggregate amounts of our regulatory classified loans at the dates indicated.

	June 30, 2018	December 31, 2017
	(In thousands)
Classified assets:
Substandard	$897	$911
Doubtful	62	—
Loss	—	—
Total classified assets	$959	$911

Special mention	$2,887	$2,512

None of the special mention loans at June 30, 2018 and December 31, 2017 were on nonaccrual.

Other than as disclosed in the above tables, there are no other loans where management has information indicating that there is serious doubt about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated. Past due loans which are classified as non-accrual loans are included in this tabled based on their delinquency status.

	June 30, 2018			December 31, 2017
	30-59 Days	60-89 Days	90 Days or	30-59 Days	60-89 Days	90 Days or
(In thousands)	Past Due	Past Due	More Past Due	Past Due	Past Due	More Past Due
Real estate loans:
One- to four-family residential	$650	$673	$635	$737	$—	$—
Commercial	335	—	—	—	—	—
Home equity loans and lines of credit	11	—	243	96	—	247
Construction	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Consumer loans	—	—	62	—	—	—
Total	$996	$673	$940	$833	$—	$247

Allowance for Loan Losses. The following table sets the breakdown for loan losses by loan category at the dates indicated.

	June 30, 2018			December 31, 2017
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$969	25.90%	50.67%	$854	22.85%	49.29%
Commercial	1,505	40.22%	25.07%	1,620	43.35%	25.27%
Home equity loans and lines of credit	280	7.48%	9.56%	359	9.61%	9.68%
Construction	443	11.84%	6.32%	351	9.39%	6.30%
Commercial and industrial loans	298	7.96%	4.80%	335	8.96%	5.41%
Consumer loans	247	6.60%	3.58%	218	5.84%	4.05%
Total	$3,742	100.00%	100.00%	$3,737	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Allowance at beginning of period	$3,737	$3,271
Provision for loan losses	5	335
Charge offs:
Real estate loans:
One- to four-family residential	—	—
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	(37)	(109)
Total charge-offs	(37)	(109)

Recoveries:
Real estate loans:
One- to four-family residential	31	12
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	35
Consumer loans	6	13
Total recoveries	37	60
Net charge-offs	—	(49)
Allowance at end of period	$3,742	$3,557
Total loans outstanding(1)	$431,445	$367,209
Average loans outstanding	$407,303	$352,250
Allowance for loan losses as a percent of total loans outstanding(1)	0.87%	0.97%
Net loans charged off as a percent of average loans outstanding(2)	—	0.03%
Allowance for loan losses to nonperforming loans	199.64%	159.08%

(1)	Total loans exclude loans held for sale but include net deferred loan costs and fees.
(2)	Annualized.

Liquidity and Capital Resources

At June 30, 2018, we had $56.7 million of FHLBB advances outstanding. At that date, we had the ability to borrow up to an additional $88.1 million from the FHLBB and $3.5 million under an unsecured line of credit with a correspondent bank. In July 2018, the line of credit with the correspondent bank was increased to $7.5 million.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2018, cash and cash equivalents totaled $9.1 million.

Financing activities consist primarily of activity in deposit accounts and borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. We experienced a net increase in deposits of $56.1 million during the six months ended June 30, 2018, including $44.1 million in brokered deposits. The greater utilization of brokered deposits as a wholesale funding source in 2018 is primarily due to the more favorable interest cost of such funding compared to FHLBB advances having a similar maturity. In addition, brokered deposits are unsecured and therefore serve to preserve our borrowing capacity at the FHLBB.

At June 30, 2018, we had $48.5 million in loan commitments outstanding, including $37.9 million related to loans to be sold in the secondary mortgage market and for which the Company had $24.5 million in forward loan sale commitments from investors. In addition to commitments to originate loans, we had $43.3 million in unused lines of credit to borrowers and letters of credit and $10.9 million in undisbursed construction loans. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2018 totaled $74.3 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed.

We are subject to various regulatory capital requirements, including a risk-based capital measure. At June 30, 2018, our Tier 1 capital to average assets ratio was 14.76%. We exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be over specified time horizons based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The comparative scenarios assume immediate parallel shifts in the yield curve in increments of 100 basis point (bp) rate movements. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3.0% to 4.0% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The following table shows the estimated impact on net interest income for the one-year period beginning June 30, 2018 resulting from potential changes in interest rates. The model is run quarterly showing shocks from +300bp to -100bp, as we believe a decline of greater than -100bp is currently improbable. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+300	$17,283	(2.1)%
+200	17,415	(1.4)%
+100	17,574	(0.5)%
Level	17,656	—
-100	17,184	(2.7)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

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

The table below sets forth, as of June 30, 2018, the estimated changes in the Company’s net present value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets(3)
Changes in Interest Rates (basis points)(1)	Estimated EVE(2)	Amount	Percent	EVE Ratio	Changes in Basis Points
	(Dollars in thousands)
+300	$91,455	$(1,448)	(1.6)%	17.55%	86
+200	92,162	(741)	(0.8)%	17.31%	62
+100	93,183	280	0.3%	17.11%	42
Level	92,903	—	—	16.69%	—
-100	87,670	(5,233)	(5.6)%	15.45%	(124)

(1)Assumes instantaneous parallel changes in interest rates.

(2)	EVE, or Economic Value of Equity at Risk, measures the exposure of the Company’s equity to changes in a forecast interest rate environment.
(3)	EVE Ratio represents EVE divided by the economic value of assets.

The table above indicates that at June 30, 2018, in the event of an instantaneous parallel 100 basis points decrease in interest rates, we would experience a 5.6% decrease in the Economic Value of Equity at Risk. In the event of an instantaneous 300 basis point increase in interest rates, we would experience a 1.6% decrease in Economic Value of Equity at Risk. In all scenarios presented above, the calculated variances are within policy guidelines.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any material pending litigation.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Company’s Annual Report on Form 10-K as filed with the SEC under the heading “Risk Factors.” The Company’s evaluation of its risk factors has not changed materially since those discussed in the Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2017, the Company’s Board of Directors adopted a stock repurchase program pursuant to which the Company would purchase up to 10%, or 586,854 shares, of its then outstanding common shares. This program may be suspended or terminated at any time without prior notice and it is scheduled to expire on September 14, 2018. Repurchased shares are returned to the status of authorized but unissued shares. The following table sets forth information with respect to any purchases made by or on behalf of the Company during the indicated periods under the repurchase plan:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Pubicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (Or Units) that May be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	—	—	—	572,354
May 1, 2018 - May 31, 2018	25,000	$16.03	25,000	547,354
June 1, 2018 - June 30, 2018	8,000	16.02	8,000	539,354
	33,000	$16.03	33,000	539,354

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

101

The following materials from Randolph Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2018 and 2017, Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Randolph Bancorp, Inc.

Date: August 8, 2018	By:	/s/ James P. McDonough
James P. McDonough
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Michael K. Devlin
Michael K. Devlin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)