Form 10-Q
period 2018-09-30
Randolph Bancorp, Inc.
filed 2018-11-06
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

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

As of November 2, 2018 there were 5,952,919 shares of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

(In thousands except for share data)

	September 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$3,262	$3,562
Interest-bearing deposits	2,658	5,260
Total cash and cash equivalents	5,920	8,822

Certificates of deposit	2,695	2,940
Securities available for sale, at fair value	54,405	61,576
Loans held for sale, at fair value	24,120	25,390
Loans, net of allowance for loan losses of $3,890 in 2018 and $3,737 in 2017	468,938	400,373
Federal Home Loan Bank of Boston stock, at cost	3,471	3,310
Accrued interest receivable	1,521	1,432
Mortgage servicing rights, net	7,316	6,397
Premises and equipment, net	6,521	8,670
Bank-owned life insurance	8,186	8,037
Foreclosed real estate	82	193
Other assets	6,507	4,752

Total assets	$589,682	$531,892

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$66,810	$62,130
Interest bearing	360,363	304,706
Total deposits	427,173	366,836

Federal Home Loan Bank of Boston advances	77,411	75,954
Mortgagors' escrow accounts	1,810	907
Post-employment benefit obligations	2,588	2,750
Other liabilities	2,570	3,962
Total liabilities	511,552	450,409

Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred stock, no par value; authorized: 1,000,000 shares; issued: none	—	—
Common stock, $.01 par value; authorized: 15,000,000 shares; issued and
outstanding: 5,987,796 shares at September 30, 2018 and 6,034,276 at December 31, 2017	60	61
Additional paid-in capital	56,549	56,493
Retained earnings	28,556	30,415
ESOP-Unearned compensation	(4,179)	(4,319)
Accumulated other comprehensive loss, net of tax	(2,856)	(1,167)
Total stockholders' equity	78,130	81,483

Total liabilities and stockholders' equity	$589,682	$531,892

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest and dividend income:
Loans	$5,036	$3,936	$13,917	$11,049
Securities-taxable	386	339	1,122	1,065
Securities-tax exempt	19	87	104	264
Interest-bearing deposits and certificates of deposit	27	27	91	70
Total interest and dividend income	5,468	4,389	15,234	12,448

Interest expense:
Deposits	865	406	2,074	1,123
Federal Home Loan Bank of Boston advances	343	167	884	335
Total interest expense	1,208	573	2,958	1,458

Net interest income	4,260	3,816	12,276	10,990
Provision for loan losses	178	—	183	335

Net interest income after provision for loan losses	4,082	3,816	12,093	10,655

Non-interest income:
Customer service fees	357	359	1,096	1,109
Gain on loan origination and sale activities, net	1,956	2,705	5,356	7,263
Mortgage servicing fees, net	310	199	935	1,149
Gain on sale of building	230	—	230	—
Gain on sales of securities	—	—	49	—
Increase in cash surrender value of life insurance	73	38	148	114
Other	282	270	584	780
Total non-interest income	3,208	3,571	8,398	10,415

Non-interest expenses:
Salaries and employee benefits	4,788	4,668	14,166	14,059
Occupancy and equipment	728	682	2,157	1,957
Data processing	172	179	508	540
Professional fees	252	348	824	1,019
Marketing	205	277	867	624
FDIC insurance	48	18	131	104
Merger and integration costs	—	7	—	531
Other	1,234	1,030	3,683	2,932
Total non-interest expenses	7,427	7,209	22,336	21,766

Income (loss) before income taxes	(137)	178	(1,845)	(696)

Income tax expense (benefit)	5	129	14	(148)
Net income (loss)	$(142)	$49	$(1,859)	$(548)

Weighted average common shares outstanding (basic and diluted)	5,567,596	5,429,564	5,585,571	5,427,262
Income (loss) per common share (basic and diluted)	$(0.03)	$0.01	$(0.33)	$(0.10)

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(142)	$49	$(1,859)	$(548)

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	(377)	(334)	(1,605)	465
Reclassification adjustment for net gains realized in income (1)	—	—	(49)	—
Net unrealized gains (losses)	(377)	(334)	(1,654)	465
Related tax effects	—	129	—	(151)
Net-of-tax amount	(377)	(205)	(1,654)	314

Supplemental retirement plan:
Reclassification adjustments (2):
Actuarial losses	9	10	27	28
Prior service credits recognized	(21)	(22)	(62)	(67)
	(12)	(12)	(35)	(39)
Related tax effects	—	—	—	—
Net-of-tax amount	(12)	(12)	(35)	(39)

Total other comprehensive income (loss)	(389)	(217)	(1,689)	275

Comprehensive income (loss)	$(531)	$(168)	$(3,548)	$(273)

1)	Amounts are included in gain on sales of securities in the consolidated statements of operations.
2)	Amounts are included in other non-interest expenses in the consolidated statements of operations.

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Nine months ended September 30, 2018 and 2017

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity
	(Dollars in thousands)
Balance at December 31, 2016	5,868,726	$59	$56,373	$32,661	$(4,507)	$(1,284)	$83,302

Net loss	—	—	—	(548)	—	—	(548)

Other comprehensive income	—	—	—	—	—	275	275

Stock repurchased	(182)	—	(3)	—	—	—	(3)

ESOP shares committed to be released	—	—	73	—	141	—	214

Balance at September 30, 2017	5,868,544	$59	$56,443	$32,113	$(4,366)	$(1,009)	$83,240

Balance at December 31, 2017	6,034,276	$61	$56,493	$30,415	$(4,319)	$(1,167)	$81,483

Net loss	—	—	—	(1,859)	—	—	(1,859)

Other comprehensive loss	—	—	—	—	—	(1,689)	(1,689)

Stock repurchased	(39,438)	(1)	(630)	—	—	—	(631)

Stock-based compensation	—	—	597	—	—	—	597

Restricted stock awards forfeited	(7,042)	—	—	—	—	—	—

ESOP shares committed to be released	—	—	89	—	140	—	229

Balance at September 30, 2018	5,987,796	$60	$56,549	$28,556	$(4,179)	$(2,856)	$78,130

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,859)	$(548)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	183	335
Loans originated for sale	(277,474)	(304,312)
Net gain on sales of mortgage loans	(5,283)	(7,331)
Proceeds from sales of mortgage loans	284,027	315,554
Net amortization of securities	142	198
Net change in deferred loan costs and fees	(39)	(178)
Gain on sales of securities	(49)	—
Gain on sale of building	(230)	—
Depreciation and amortization	625	457
Stock-based compensation	597	—
ESOP expense	229	214
Increase in cash surrender value of life insurance	(148)	(114)
Net (increase) decrease in mortgage servicing rights	(919)	2,447
Other, net	(796)	(1,669)
Net cash provided by (used in) operating activities	(994)	5,053

Cash flows from investing activities:
Redemptions of certificates of deposit	245	735
Securities available for sale:
Calls/maturities	470	841
Purchases	(9,993)	—
Sales	8,958	—
Principal payments on mortgage-backed securities	5,940	3,256
Loan originations, net of principal repayments	(68,869)	(17,874)
Loans purchased, net of principal repayments	(3,836)	(22,068)
Proceeds from residential portfolio loan sale	3,996	—
Purchases of Federal Home Loan Bank of Boston stock	(161)	(431)
Purchases of premises and equipment	(1,373)	(1,932)
Proceeds from sale of building	649	—
Net cash used in investing activities	(63,974)	(37,473)

Cash flows from financing activities:
Net increase in non-brokered deposits	14,749	7,722
Net increase in brokered deposits	45,588	—
Net increase in short-term Federal Home Loan Bank of Boston borrowings	3,749	23,191
Repayments of long-term Federal Home Loan Bank of Boston advances	(2,292)	(4,923)
Net increase (decrease) in mortgagors' escrow accounts	903	(261)
Repurchases of common stock	(631)	(3)
Net cash provided by financing activities	62,066	25,726

Net change in cash and cash equivalents	(2,902)	(6,694)

Cash and cash equivalents at beginning of period	8,822	14,849

Cash and cash equivalents at end of period	$5,920	$8,155
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$2,877	$1,462
Income taxes paid	$16	$3
Transfer of premises and equipment to assets held for sale	$2,897	$420

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2018 and 2017

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying interim financial statements do not include all information required under GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other interim period.

Prior to 2018, the Company’s operations were managed, and financial performance was evaluated, by the chief operating decision-maker on a company-wide basis. As a result, management had determined there to be a single business segment for financial reporting purposes through December 31, 2017. Due to the significance of the Company’s mortgage banking operations and the strategic focus on this business, management prepared its 2018 operating budget by breaking-out its mortgage banking activities, including residential loan origination and loan servicing. As a result, effective January 1, 2018, the Company is reporting two business segments, namely, “Envision Bank” and “Envision Mortgage”. As part of this process, management analyzed costs incurred by departments providing services to both segments (indirect costs), such as IT, Marketing, Accounting and Administration, to determine the allocation of indirect costs to each business segment in order to fully measure each segment’s results of operations. See Note 15 for disclosure of the Company’s segment information.

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

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement – Changes to the Disclosure Requirements for Fair Value Measurement, which removes the disclosure requirements for transfers between Levels 1 and 2 of the fair value hierarchy, the policy for timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. This ASU also adds disclosure requirements for the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. This ASU is effective for emerging growth companies for annual periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact of this ASU on the consolidated financial statements.

3.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities are reported as a separate component of stockholders’ equity, such items, along with net loss, are components of comprehensive loss.

The components of accumulated other comprehensive loss, included in total stockholders’ equity, are as follows:

	September 30,	December 31,
	2018	2017
	(In thousands)
Securities available for sale:
Net unrealized loss	$(2,277)	$(624)
Tax effect	(313)	(313)
Net-of-tax amount	(2,590)	(937)

Supplemental retirement plan
Unrecognized net actuarial loss	(640)	(667)
Unrecognized net prior service credit	421	484
	(219)	(183)
Tax effect	(47)	(47)
Net-of-tax amount	(266)	(230)

Accumulated other comprehensive loss	$(2,856)	$(1,167)

4.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2018

Debt securities:
U.S. Government-sponsored enterprises	$4,000	$7	$(45)	$3,962
Corporate	1,527	6	(23)	1,510
Municipal	1,890	22	—	1,912
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	25,835	24	(1,113)	24,746
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	14,278	—	(803)	13,475
U.S. Government-guaranteed	1,811	—	(45)	1,766
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,689	—	(46)	1,643
U.S. Government-guaranteed	5,107	—	(229)	4,878
Total debt securities	56,137	59	(2,304)	53,892

Mutual fund	545	—	(32)	513

Total securities available for sale	$56,682	$59	$(2,336)	$54,405

December 31, 2017

Debt securities:
U.S. Government-sponsored enterprises	$3,999	$50	$(24)	$4,025
Corporate	2,005	27	(8)	2,024
Municipal	12,707	179	(18)	12,868
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	18,729	118	(450)	18,397
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	14,451	13	(403)	14,061
U.S. Government-guaranteed	2,132	—	(6)	2,126
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,871	12	(5)	1,878
U.S. Government-guaranteed	5,760	4	(100)	5,664
Total debt securities	61,654	403	(1,014)	61,043

Mutual fund	545	—	(12)	533

Total securities available for sale	$62,199	$403	$(1,026)	$61,576

For the nine months ended September 30, 2018, proceeds from sales of available-for-sale securities amounted to $9.0 million with gross realized gains of $49,000 and no gross realized losses.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2018 are presented below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$400	$400
After 1 year through 5 years	6,178	6,133
After 5 years through 10 years	839	851
	7,417	7,384

Mortgage-backed securities	48,720	46,508

	$56,137	$53,892

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
September 30, 2018	(In thousands)
Debt securities:
U.S. Government-sponsored enterprises	$—	$—	$(45)	$1,955
Corporate	(23)	999	—	—
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(433)	14,863	(680)	7,909
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	(90)	5,066	(713)	8,410
U.S. Government-guaranteed	(45)	1,766	—	—
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	(46)	1,643	—	—
U.S. Government-guaranteed	(197)	4,331	(32)	547
Total debt securities	(834)	28,668	(1,470)	18,821

Mutual Fund	—	—	(32)	513
	$(834)	$28,668	$(1,502)	$19,334

December 31, 2017
Debt securities:
U.S. Government-sponsored enterprises	$—	$—	$(24)	$19,676
Corporate	—	—	(8)	988
Municipal	(11)	1,919	(7)	479
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(1)	1,623	(449)	13,163
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	(403)	8,805
U.S. Government-guaranteed	(6)	2,126	—	—
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	(5)	678	—	—
U.S. Government-guaranteed	(1)	295	(99)	3,756
Total debt securities	(24)	6,641	(990)	46,867

Mutual Fund	—	—	(12)	533
	$(24)	$6,641	$(1,002)	$47,400

At September 30, 2018, 41 debt securities have unrealized losses with aggregate depreciation of 4.64% from the Company’s amortized cost basis. The unrealized losses at September 30, 2018, which related primarily to securities issued by U.S. government-sponsored enterprises, were primarily caused by interest rate increases. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of loans held for investment at the dates indicated is as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Mortgage loans on real estate:
Residential:
One-to-four family	$254,279	$198,475
Home equity loans and lines of credit	42,401	38,968
Commercial	108,817	101,755
Construction	28,816	25,357
	434,313	364,555

Commercial and industrial	18,948	21,766
Consumer	18,075	16,337

Total loans	471,336	402,658
Allowance for loan losses	(3,890)	(3,737)
Net deferred loan costs and fees, and purchase premiums	1,492	1,452

	$468,938	$400,373

The following table summarizes the changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2018 and 2017:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2018

Allowance at June 30, 2018	$969	$280	$1,505	$443	$298	$247	$3,742
Provision (credit) for loan losses	142	11	12	17	(26)	22	178
Loans charged-off	—	—	—	—	—	(41)	(41)
Recoveries	7	—	—	—	—	4	11

Balance at September 30, 2018	$1,118	$291	$1,517	$460	$272	$232	$3,890

Three Months Ended September 30, 2017

Allowance at June 30, 2017	$820	$338	$1,536	$389	$276	$198	$3,557
Provision (credit) for loan losses	15	6	42	(50)	(15)	2	—
Loans charged-off	—	—	—	—	—	(25)	(25)
Recoveries	7	—	—	—	—	6	13

Balance at September 30, 2017	$842	$344	$1,578	$339	$261	$181	$3,545

Nine Months Ended September 30, 2018

Allowance at December 31, 2017	$854	$359	$1,620	$351	$335	$218	$3,737
Provision (credit) for loan losses	226	(68)	(103)	109	(63)	82	183
Loans charged-off	—	—	—	—	—	(80)	(80)
Recoveries	38	—	—	—	—	12	50

Balance at September 30, 2018	$1,118	$291	$1,517	$460	$272	$232	$3,890

Nine Months Ended September 30, 2017

Allowance at December 31, 2016	$1,018	$436	$1,410	$225	$37	$145	$3,271
Provision (credit) for loan losses	(195)	(92)	168	114	189	151	335
Loans charged-off	—	—	—	—	—	(134)	(134)
Recoveries	19	—	—	—	35	19	73

Balance at September 30, 2017	$842	$344	$1,578	$339	$261	$181	$3,545

Additional information pertaining to the allowance for loan losses at September 30, 2018 and December 31, 2017 is as follows:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
September 30, 2018	(In thousands)
Allowance for impaired loans	$97	$—	$—	$—	$—	$—	$97
Allowance for non-impaired loans	1,021	291	1,517	460	272	232	3,793

Total allowance for loan losses	$1,118	$291	$1,517	$460	$272	$232	$3,890

Impaired loans	$5,241	$243	$247	$—	$—	$—	$5,731
Non-impaired loans	249,038	42,158	108,570	28,816	18,948	18,075	465,605

Total loans	$254,279	$42,401	$108,817	$28,816	$18,948	$18,075	$471,336

December 31, 2017

Allowance for impaired loans	$160	$1	$1	$—	$—	$—	$162
Allowance for non-impaired loans	694	358	1,619	351	335	218	3,575

Total allowance for loan losses	$854	$359	$1,620	$351	$335	$218	$3,737

Impaired loans	$5,205	$276	$352	$—	$—	$—	$5,833
Non-impaired loans	193,270	38,692	101,403	25,357	21,766	16,337	396,825

Total loans	$198,475	$38,968	$101,755	$25,357	$21,766	$16,337	$402,658

The following is a summary of past due and non-accrual loans at September 30, 2018 and December 31, 2017:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual Loans
	(In thousands)
September 30, 2018
Residential one-to-four family	$1,773	$—	$635	$2,408	$1,765
Home equity loans and lines of credit	34	96	71	201	243
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	40	—	13	53	—

Total	$1,847	$96	$719	$2,662	$2,008

December 31, 2017
Residential one-to-four family	$737	$—	$—	$737	$1,975
Home equity loans and lines of credit	96	—	—	96	276
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$833	$—	$—	$833	$2,251

The following is a summary of impaired loans at September 30, 2018 and December 31, 2017:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
September 30, 2018
Impaired loans without a valuation allowance:
Residential one-to-four family	$3,004	$3,004
Home equity loans and lines of credit	243	243
Commercial real estate	247	247
Total	3,494	3,494

Impaired loans with a valuation allowance:
Residential one-to-four family	2,237	2,237	$97

Total impaired loans	$5,731	$5,731	$97

December 31, 2017
Impaired loans without a valuation allowance:
Residential one-to-four family	$2,685	$2,641
Home equity loans and lines of credit	247	247
Commercial real estate	257	257
Total	3,189	3,145

Impaired loans with a valuation allowance:
Residential one-to-four family	2,584	2,564	$160
Home equity loans and lines of credit	29	29	1
Commercial real estate	95	95	1
Total	2,708	2,688	162

Total impaired loans	$5,897	$5,833	$162

Additional information pertaining to impaired loans follows:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Nine Months Ended September 30, 2018

Residential one-to-four family	$5,197	$168	$63
Home equity loans and lines of credit	256	28	28
Commercial real estate	294	12	—

Total	$5,747	$208	$91

Nine Months Ended September 30, 2017
Residential one-to-four family	$4,896	$143	$62
Home equity loans and lines of credit	276	1	1
Commercial real estate	732	23	—

Total	$5,904	$167	$63

Three Months Ended September 30, 2018

Residential one-to-four family	$5,252	$51	$24
Home equity loans and lines of credit	243	3	3
Commercial real estate	259	3	—

Total	$5,754	$57	$27

Three Months Ended September 30, 2017
Residential one-to-four family	$5,124	$44	$16
Home equity loans and lines of credit	276	—	—
Commercial real estate	621	5	—

Total	$6,021	$49	$16

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

At September 30, 2018, the Company had seventeen residential real estate loans and one commercial real estate loan aggregating $3,721,000 and $54,000, respectively, which were subject to troubled debt restructuring agreements.

At September 30, 2017, the Company had twenty residential real estate loans and two commercial real estate loan aggregating $4,382,000 and $185,000, respectively, which were subject to troubled debt restructuring agreements.

As of September 30, 2018 and 2017, $3,530,000 and $4,567,000, respectively, in troubled debt restructurings were performing in accordance with the terms of the modified loan agreements.  Included in such amounts are $369,000 and $1,139,000, respectively, that are being accounted for as non-accrual loans.

For the nine months ended September 30, 2018 the Company entered into one loan modification meeting the criteria of a troubled debt restructuring in which a loan term concession was granted to a borrower. For the nine months ended 2017, the Company did not enter into any loan modifications meeting the criteria of a troubled debt restructuring.

Management performs a discounted cash flow calculation to determine the amount of valuation reserve required on each of the troubled debt restructurings.  Any reserve required is recorded as part of the allowance for loan losses. During the three and nine months ended September 30, 2018 and 2017, there were no material changes to the allowance for loan losses as a result of loan modifications made which were considered a troubled debt restructuring.

During the three and nine months ended September 30, 2018 and 2017, there were no troubled debt restructurings that defaulted (over 30 days past due) within twelve months of the restructure date.

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

The following table presents the Company’s loans by risk rating at the dates indicated:

	September 30, 2018			December 31, 2017
	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial
	(In thousands)
Loans rated 1 - 3B (Pass rated)	$108,622	$28,816	$18,948	$101,556	$25,357	$21,766
Loans rated 4	—	—	—	—	—	—
Loans rated 5	195	—	—	199	—	—

	$108,817	$28,816	$18,948	$101,755	$25,357	$21,766

Residential mortgages, home equity loans and lines of credit, and consumer loans are monitored for credit quality based primarily on their payment status. When one of these loans becomes more than 90 days delinquent, it is assigned an internal loan rating.  At September 30, 2018, $51,000 in consumer loans were rated as doubtful, $699,000 in residential mortgages were rated as substandard, and $2,551,000 in residential mortgages and $243,000 in home equity loans were rated as special mention. At December 31, 2017, $712,000 in residential mortgages were rated as substandard, and $2,512,000 in residential mortgages and $247,000 in home equity loans were rated as special mention.

6.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of residential mortgage loans serviced for others were $873,933,000 and $771,407,000 at September 30, 2018 and December 31, 2017, respectively.

The following table summarizes the activity relating to mortgage servicing rights for the nine months ended September 30, 2018 and 2017 (in thousands):

	September 30, 2018	September 30, 2017

Mortgage servicing rights:
Balance at beginning of year	$6,487	$8,910
Additions through originations	1,726	1,486
Sales	—	(3,126)
Amortization	(891)	(941)
Balance at end of period	$7,322	$6,329

Valuation allowance:
Balance at beginning of year	$90	$424
Provision (credit)	(84)	(134)
Balance at end of period	$6	$290
Amortized cost, net	$7,316	$6,039
Fair value	$8,028	$6,051

During the nine months ended September 30, 2018 and 2017, the Company decreased the valuation allowance for its mortgage servicing rights by $84,000 and $134,000, respectively, due primarily to an increase in fair value caused by lower expected loan prepayments.

7.	INCOME TAXES

During the nine months ended September 30, 2018 and 2017, the Company recorded a deferred income tax benefit of $0 and $151,000, respectively, and current state tax expense of $14,000 and $3,000, respectively. The deferred income tax benefit for the 2017 period resulted from, and was limited to, an offsetting tax provision attributable to other comprehensive income, specifically, appreciation in the fair value of available-for-sale securities.

A deferred tax provision of $129,000 was recognized for the three months ended September 30, 2017, while no deferred tax provision or benefit was recognized for the three months ended September 30, 2018. The tax provision for the 2017 period resulted from a limitation in the year-to-date tax benefit included in the results of operations. This provision was fully offset by a tax benefit included in other comprehensive income.

Since 2014, the Company has maintained a valuation allowance for all of its net deferred tax assets based on a determination that it was more likely than not that such assets would not be realized. This determination was based on the Company’s net operating loss (“NOL”) carryforward position, its current period operating results exclusive of non-recurring items and its expectations for the upcoming year. In performing subsequent assessments, management has concluded that no significant changes in the key factors affecting the realizability of the deferred tax asset has occurred and that a valuation allowance for its net deferred tax assets should be maintained. The Company’s NOL carryforward at September 30, 2018 was $13.4 million. The tax valuation allowance at such date totaled $3.2 million.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases.  Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of derivative loan commitments was $34,476,000 and $24,222,000 at September 30, 2018 and December 31, 2017, respectively.  The fair value of certain of these commitments was an asset of $419,000 and $363,000 as of September 30, 2018 and December 31, 2017, respectively, and is included in other assets in the consolidated balance sheets while the fair value of the other commitments was a liability of $10,000 at September 30, 2018 and is included in other liabilities in the consolidated balance sheet.

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

The Company expects that these forward loan sale commitments will experience inverse changes in fair value to the change in fair value of derivative loan commitments. The notional amount of forward loan sale commitments was $34,034,000 and $29,613,000 at September 30, 2018 and December 31, 2017, respectively. The fair value of certain of these commitments was an asset of $74,000 and $4,000 at September 30, 2018 and December 31, 2017, respectively, and is included in other assets in the consolidated balance sheets while the fair value of other such commitments was a liability of $62,000 and $19,000 at September 30, 2018 and December 31, 2017, respectively, and is included in other liabilities in the consolidated balance sheets.

9.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company maintains an Employee Stock Ownership Plan (“ESOP”), which is a tax-qualified retirement plan providing eligible employees the opportunity to own Bancorp stock. Bancorp made a loan to the ESOP for the purchase of 469,498 shares of its common stock at $10.00 per share. The loan is payable annually over 25 years with interest at the prime rate to be reset each January 1st. The loan is secured by the shares which have not yet been allocated to participants. Loan payments are funded by cash contributions from the Bank. Such contributions are allocated to eligible participants based on their compensation, subject to federal tax limits.

Shares are committed to be released on a monthly basis and allocated as of December 31st of each year. The number of shares to be allocated annually is 18,780 through the year 2040. For the three and nine months ended September 30, 2018, the Company recognized compensation expense for the ESOP of $79,000 and $229,000, respectively, while for the three and nine months ended September 30, 2017, the Company recognized compensation expense for the ESOP of $69,000 and $214,000, respectively. The fair value of the 417,853 unallocated ESOP shares at September 30, 2018 was $6,907,000.

10.	SHARE REPURCHASE PROGRAM

In September 2017, the Company’s Board of Directors adopted a share repurchase program under which the Company may repurchase up to 10%, or 586,854 shares of its then outstanding common shares. Repurchases under the program may be made in open market or in privately negotiated transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program may be suspended or terminated at any time without prior notice, and is currently set to expire on September 14, 2019. As of September 30, 2018, the Company had repurchased 47,500 shares at a cost of $748,000 in connection with this program.

11.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents net income (loss) divided by the weighted average of common shares outstanding during the period. Unvested restricted shares of common stock having dividend rights are treated as “participating securities” and, accordingly, are considered outstanding in computing basic earnings (loss) per share. Unallocated ESOP shares are not considered to be outstanding for purposes of computing earnings per share. None of the Company’s 325,707 outstanding stock options were included in the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2018. Due to the net loss for these periods, inclusion of the stock options in the computation would have been anti-dilutive.

The following table sets forth the calculation of the average number of shares outstanding used to calculate the basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average number of common shares outstanding	5,987,796	5,868,545	6,010,467	5,870,938
Less: Average unallocated ESOP shares	(420,200)	(438,981)	(424,896)	(443,676)
	5,567,596	5,429,564	5,585,571	5,427,262

12.	STOCK-BASED COMPENSATION

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

During the nine months ended September 30, 2018, the Company granted options to purchase 27,000 shares of common stock and used the following assumptions in measuring the fair value of such grants:

Vesting period (years)	3-6.5
Expiration period (years)	9
Expected volatility	29.87%
Expected life (years)	3.9
Expected dividend yield	—
Risk free interest rate	2.68% - 2.77%
Option fair value	$3.92

A summary of stock option activity for the nine months ended September 30, 2018 is presented in the table below:

Options	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2017	316,009	$14.66	9.10	$280,423
Granted	27,000	16.15	6.50	—
Forfeited	(17,302)	14.74	—	—
Balance at September 30, 2018 (all non-vested)	325,707	$14.78	9.07	$570,267
Exercisable at September 30, 2018	—	$—	—	—
Unrecognized compensation cost	$1,218,000
Weighted average remaining recognition period (years)	3.88

For the three and nine months ended September 30, 2018, stock-based compensation expense applicable to stock options was $81,000 and $226,000, respectively.

Restricted Stock

Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the Equity Plan. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Restricted stock awarded in 2017 was at no cost to the awardee. The following table presents the activity in restricted stock awards under the Equity Plan for the nine months ended September 30, 2018:

	Restricted Stock Awards	Weighted Average Grant Price
Restricted stock awards at December 31, 2017	176,239	$14.66
Granted	—	—
Forfeited	(7,042)	14.66
Restricted stock awards at September 30, 2018 (all non-vested)	169,197	$14.66
Unrecognized compensation cost	$1,987,000
Weighted average remaining recognition period (years)	3.93

For the three and nine months ended September 30, 2018, stock-based compensation expense applicable to restricted stock was $129,000 and $371,000, respectively.

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

Securities – All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.  The securities measured at fair value in Level 1 (none at September 30, 2018 and December 31, 2017) are based on quoted market prices in an active exchange market.  Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

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
	(In thousands)
September 30, 2018
Assets:
Securities available for sale:
Debt securities	$—	$53,891	$—	$53,891
Mutual fund	—	513	—	513
Loans held for sale	—	24,120	—	24,120
Loans held for investment	—	—	1,894	1,894
Derivative loan commitments	—	419	—	419
Forward loan sale commitments	—	74	—	74

Liabilities:
Derivative loan commitments	—	10	—	10
Forward loan sale commitments	—	62	—	62

December 31, 2017
Assets:
Securities available for sale:
Debt securities	$—	$61,043	$—	$61,043
Mutual fund	—	533	—	533
Loans held for sale	—	25,390	—	25,390
Loans held for investment	—	—	6,412	6,412
Derivative loan commitments	—	363	—	363
Forward loan sale commitments	—	4	—	4

Liabilities:
Forward loan sale commitments	—	19	—	19

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets as of September 30, 2018 and December 31, 2017.

				Period Ended
	September 30, 2018			September 30, 2018
	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$1,248	$—
Mortgage servicing rights	—	7,316	—	84
Assets held for sale	—	—	2,897	230
Foreclosed real estate	—	—	82	(25)

	$—	$7,316	$4,227	$289

	December 31, 2017
	Level 1	Level 2	Level 3
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$1,630
Mortgage servicing rights	—	6,397	—
Assets held for sale	—	—	828
Foreclosed real estate	—	—	193

	$—	$6,397	$2,651

The Company recorded a partial reversal of the valuation allowance for its mortgage servicing rights of $84,000 during the nine months ended September 30, 2018, due to increases in fair value caused by lower expected loan prepayments.

During the nine months ended September 30, 2018, the Company sold properties which had been occupied by its former North Randolph and Stoughton branch offices and which had been classified with assets held for sale. The North Randolph sale was completed at the carrying value of this property and, accordingly, no gain or loss was recognized.  The Stoughton sale was completed for above carrying value and a gain of $230,000 was recognized.

During the three months ended September 30, 2018, the Company transferred its Boston branch office having a carrying value of $2,897,000 to assets held for sale. In October 2018, the Company entered into an agreement to sell this building.  See Note 16 for additional information.

There were no liabilities measured at fair value on a non-recurring basis at September 30, 2018 and December 31, 2017.

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

	September 30, 2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$2,695	$2,681	$—	$2,681	$—
Securities available for sale	54,405	54,405	—	54,405	—
Loans held for sale	24,120	24,120	—	24,120	—
Loans, net	468,938	457,349	—	—	457,349
Derivative assets	493	493	—	493	—

Financial liabilities:
Deposits	$427,173	$425,481	$—	$425,481	$—
FHLBB advances	77,411	77,197	—	77,197	—
Derivative liabilities	62	62	—	62	—

	December 31, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$2,940	$2,932	$—	$2,932	$—
Securities available for sale	61,576	61,576	—	61,576	—
Loans held for sale	25,390	25,390	—	25,390	—
Loans, net	400,373	398,407	—	—	398,407
Derivative assets	367	367	—	367	—

Financial liabilities:
Deposits	$366,836	365,997	$—	$365,997	$—
FHLBB advances	75,954	75,821	—	75,821	—
Derivative liabilities	19	19	—	19	—

14.	COMMITMENTS AND CONTINGENCIES

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

The following financial instruments were outstanding, at the dates indicated, whose contract amounts represent credit risk:

	September 30, 2018	December 31, 2017
	(In thousands)
Commitments to originate loans	$48,678	$35,549
Unused lines and letters of credit	42,939	39,968
Unadvanced funds on construction loans	11,571	6,967
Overdraft lines of credit	8,615	8,996

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

Segment information as of and for the three and nine months ended September 30, 2018, follows:

	For the Three Months Ended September 30, 2018
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$4,002	$258	$4,260
Provision for loan losses	178	—	178

Net interest income after provision for loan losses	3,824	258	4,082

Non-interest income:
Customer service fees	324	33	357
Gain on loan origination and sale activities, net (1)	—	2,263	2,263
Mortgage servicing fees, net	(81)	391	310
Other	400	185	585
Total non-interest income	643	2,872	3,515

Non-interest expenses:
Salaries and employee benefits	1,601	3,187	4,788
Occupancy and equipment	317	411	728
Other non-interest expenses	1,117	794	1,911
Total non-interest expenses	3,035	4,392	7,427

Income (loss) before income taxes and elimination of inter-segment profit	$1,432	$(1,262)	170

Elimination of inter-segment profit			(307)
Loss before income taxes			(137)

Income tax expense			5
Net loss			$(142)

Total assets, September 30, 2018	$521,139	$68,543	$589,682

	For the Nine Months Ended September 30, 2018
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$11,541	$735	$12,276
Provision for loan losses	183	—	183

Net interest income after provision for loan losses	11,358	735	12,093

Non-interest income:
Customer service fees	1,035	61	1,096
Gain on loan origination and sale activities, net (1)	—	6,327	6,327
Mortgage servicing fees, net	(222)	1,157	935
Other	648	363	1,011
Total non-interest income	1,461	7,908	9,369

Non-interest expenses:
Salaries and employee benefits	4,849	9,317	14,166
Occupancy and equipment	1,090	1,067	2,157
Other non-interest expenses	3,355	2,658	6,013
Total non-interest expenses	9,294	13,042	22,336

Income (loss) before income taxes and elimination of inter-segment profit	$3,525	$(4,399)	(874)

Elimination of inter-segment profit			(971)
Loss before income taxes			(1,845)

Income tax expense			14
Net loss			$(1,859)

(1)	Before elimination of inter-segment profit

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.
2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for HELOC originations. This income for the three and nine months ended September 30, 2018 totaled $307,000 and $971,000, respectively.

3.

Loan servicing fees are charged to EB by EM based on the number of residential mortgage loans held in portfolio at a rate of 0.14% per annum and amounted to $81,000 and $222,000 for the three and nine months ended September 30, 2018, respectively.

4.

Certain cost centers provide services to both business segments. The cost centers include Finance, Marketing, IT and Administration. Costs which are common to both business segments are referred to as “indirect costs” and are allocated using relevant benchmarks, e.g. headcount, number of accounts, etc.

Segment information as of and for the three and nine months ended September 30, 2017 follows:

	For the Three Months Ended September 30, 2017
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$3,566	$250	$3,816
Provision for loan losses	—	—	—

Net interest income after provision for loan losses	3,566	250	3,816

Non-interest income:
Customer service fees	329	30	359
Gain on loan origination and sale activities, net (1)	—	2,909	2,909
Mortgage servicing fees, net	(67)	266	199
Other	34	274	308
Total non-interest income	296	3,479	3,775

Non-interest expenses:
Salaries and employee benefits	1,454	3,214	4,668
Occupancy and equipment	336	346	682
Merger and integration costs	—	7	7
Other non-interest expenses	1,001	851	1,852
Total non-interest expenses	2,791	4,418	7,209

Income (loss) before income taxes and elimination of inter-segment profit	$1,071	$(689)	382

Elimination of inter-segment profit			(204)
Income before income taxes			178

Income tax provision			129
Net income			$49

Total assets, September 30, 2017	$444,372	$61,140	$505,512

	For the Nine Months Ended September 30, 2017
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$10,215	$775	$10,990
Provision for loan losses	335	—	335

Net interest income after provision for loan losses	9,880	775	10,655

Non-interest income:
Customer service fees	1,036	73	1,109
Gain on loan origination and sale activities, net (1)	—	7,902	7,902
Mortgage servicing fees, net	(189)	1,338	1,149
Other	524	369	893
Total non-interest income	1,371	9,682	11,053

Non-interest expenses:
Salaries and employee benefits	4,690	9,369	14,059
Occupancy and equipment	1,008	949	1,957
Merger and integration costs	19	512	531
Other non-interest expenses	2,758	2,461	5,219
Total non-interest expenses	8,475	13,291	21,766

Income (loss) before income taxes and elimination of inter-segment profit	$2,776	$(2,834)	(58)

Elimination of inter-segment profit			(638)
Loss before income taxes			(696)

Income tax benefit			(148)
Net loss			$(548)

(1)	Before elimination of inter-segment profit

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.
2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for HELOC originations. This income for the three and nine months ended September 30, 2017 totaled $204,000 and $638,000, respectively.

3.

Loan servicing fees are charged to EB by EM based on the number of residential mortgage loans held in portfolio at a rate of 0.14% per annum and amounted to $67,000 and $189,000 for the three and nine months ended September 30, 2017, respectively.

4.

Certain cost centers provide services to both business segments. The cost centers include Finance, Marketing, IT and Administration. Costs which are common to both business segments are referred to as “indirect costs” and are allocated using relevant benchmarks, e.g. headcount, number of accounts, etc.

16.	SUBSEQUENT EVENTS

Pending Sale of Boston Branch

During the third quarter of 2018, the Company began to actively market for sale its branch office in Boston and on October 23, 2018 entered into a purchase and sale agreement to sell the property for $5,000,000. Consummation of this transaction is subject to an inspection review by the buyer, removal of asbestos in accordance with an environmental engineering report and certain other customary closing conditions, including receipt of regulatory approval to close the branch. This transaction is expected to close in the fourth quarter of 2018.

The Company reclassified the net book value of this property totaling $2,897,000 from premises and equipment to assets held for sale (included in other assets in the accompanying balance sheet) as of September 30, 2018.

In August 2018, this property experienced significant water damage from a leaking pipe which resulted in the temporary closure of the branch. The property has undergone a clean-up of the damage, including the removal of the building contents and asbestos on the affected floors. The Company has recognized an insurance recovery of $90,000 for personal property which was damaged but has not yet reached a settlement with the insurer on its claim for real property damage. Settlement of the claim is expected to occur in the fourth quarter of 2018.

While the property has undergone a clean-up from the water damage, re-construction of the affected areas is not being undertaken by the Company due to the pending sale of the property. Additional insurance proceeds received will be used to reduce the carrying value of the property. Based on a range of likely insurance settlements, management estimates that the Company would recognize a gain of from $2,000,000 to $2,150,000 on the sale of this building based on the selling price set forth in the pending purchase and sale agreement.

Consolidation of Mortgage Banking Operations

In October 2018, the Company’s Board of Directors approved a plan to consolidate mortgage banking operations in the Company’s North Attleboro loan operations center. As a result, the Company eliminated fifteen administrative positions supporting the origination of residential mortgages in its Andover loan operations center and will add eight similar positions in its North Attleboro location. Approximately twenty-five employees, including loan originators, remain in the Andover location.

Terminated employees were given a severance package based on their length of service with the Company. In addition, retention bonuses were offered to certain employees. The estimated total cost is $235,000 and is expected to be paid in 2018.

As previously disclosed, the Company entered into a sublease agreement in July 2018 for 27% of the space in its Andover location. This sublease commenced on October 1, 2018 and runs co-terminus with the Company’s lease which expires in March 2023. At September 30, 2018, the Company’s remaining minimum lease obligation, net of sublease payments, amounted to $1,223,000.

The Company intends to vacate all but approximately 3,000 square feet of its remaining leased space in the Andover location in 2018 and is currently attempting to sublease this space. Management expects to complete its analysis of the expected future cash flows for this property and to record a liability at fair value once the Company ceases the use of all or a portion of its remaining leased space.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help investors understand the financial performance of Randolph Bancorp, Inc. and its subsidiary through a discussion of the factors affecting its financial condition at September 30, 2018 and December 31, 2017, and its results of operations for the three and nine month periods ended September 30, 2018 and 2017. This section should be read in conjunction with the consolidated financial statements of Randolph Bancorp, Inc. and notes thereto that appear elsewhere in this Quarterly Report. For the purpose of this Quarterly Report, the terms the “Company” “we,” “our,” and “us” refer to Randolph Bancorp, Inc. and its subsidiary unless the context indicates another meaning.

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

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total Assets. Total assets increased $57.8 million, or 10.9%, to $589.7 million at September 30, 2018 from $531.9 million at December 31, 2017. Growth was concentrated in loans held in portfolio, which increased $68.6 million. This increase was partially offset by a decrease of $7.2 million in securities available for sale. Asset growth was funded by an increase in deposits of $60.3 million, including $45.6 million in brokered deposits.

Loans Held for Sale. We are actively involved in the secondary mortgage market and designate a significant majority of our residential first mortgage loan production for sale. At September 30, 2018, loans held for sale, which consist of closed residential first mortgage loans which we intend to sell to investors, totaled $24.1 million compared to $25.4 million at December 31, 2017. This decrease occurred despite an increase of 13% in residential mortgage production during the first nine months of 2018 compared to the prior year period as a higher percentage of production in 2018 was invested in the loan portfolio. The Company added to its loan origination capabilities with the addition of ten experienced loan originators in 2018, which caused the increase in production despite a slowdown in loan refinancing activity resulting from increasing mortgage interest rates.

Net Loans. Net loans increased $68.6 million, or 17.1%, to $468.9 million at September 30, 2018 from $400.4 million at December 31, 2017. This net growth occurred entirely in real estate secured loans led by residential mortgage loan growth of $55.8 million, or 28.1%, and commercial mortgage loan growth of $7.1 million, or 6.9%, in both cases due to organic growth. Residential loan growth resulted primarily from the placement in portfolio of a higher proportion of loan originations in 2018 as compared to recent years as the Company originated more jumbo mortgages in 2018. These loans are not readily saleable in the secondary mortgage market. The growth in commercial real estate lending reflects continuing strong market conditions in our lending area aided by the favorable interest rate environment that prevailed throughout the period.  Consumer loans and commercial and industrial loans, which consist primarily of loan participations and purchased loans, decreased, in aggregate, by $1.1 million during the first nine months of 2018 as loan repayments exceeded loan purchases during the period.

Investment Securities. Investment securities, all of which are classified as available for sale, decreased $7.2 million to $54.4 million at September 30, 2018 from $61.6 million at December 31, 2017 due primarily to principal payments on mortgage-backed securities and, to a lesser extent, a decline in market values attributable to the rise in interest rates during 2018. At September 30, 2018, investment securities represented 9.2% of total assets compared to 11.6% at December 31, 2017. This decrease continues a trend in recent years and is a consequence of our strategic shift to investing a higher proportion of interest-earning assets in loans.

Mortgage Servicing Rights. Mortgage servicing rights (“MSRs”) increased $919,000 to $7.3 million at September 30, 2018 from $6.4 million at December 31, 2017. This increase was due to the MSR value of loans sold to Fannie Mae and Freddie Mac on a servicing retained basis, net of amortization, of $835,000 during the first nine months of 2018 and an $84,000 partial reversal of the valuation allowance. This reversal resulted from an increase in the fair value of MSRs due primarily to slower projected loan prepayment speeds. We serviced $873.9 million in loans for others at September 30, 2018. The fair value of the related MSRs was $8.0 million.

Deposits. Deposits increased $60.3 million, or 16.4%, to $427.2 million at September 30, 2018 from $366.8 million at December 31, 2017. Included in this increase was $45.6 million in brokered deposits and $14.7 million in non-brokered deposits. Management considers brokered deposits to be a source of wholesale funding and an alternative to FHLBB advances. Because of the lower interest rates available on brokered deposits compared to FHLBB advances across all maturity levels, the Company has increased its utilization of this funding source in 2018. The increase in non-brokered deposits during the first nine months of 2018 is primarily due to increases in money market accounts and term certificates, both product types where rates paid to depositors have been increased to meet competition.

FHLBB Advances. FHLBB advances, which consist primarily of overnight advances, increased $1.5 million to $77.4 million at September 30, 2018 from $76.0 million at December 31, 2017. This increase was limited by the greater utilization of brokered deposits as a wholesale funding source during the first nine months of 2018.

Stockholders’ Equity. Stockholders’ equity was $78.1 million at September 30, 2018 compared to $81.5 million at December 31, 2017. The decrease of $3.4 million during the first nine months of 2018 was due to the net loss from operations of $1.9 million, a reduction in the fair value of available-for sale securities of $1.7 million and stock purchases of $631,000. These items were partially offset by equity adjustments of $826,000 related to the stock benefit plan and the employee stock ownership plan.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

General. The Company recorded a net loss of $142,000, or $0.03 per share, for the three months ended September 30, 2018 compared to a net income of $49,000, or $0.01 per share, for the three months ended September 30, 2017. Included in the 2018 net loss were gains of $320,000 from the sale of a former branch office and an insurance recovery. Excluding these non-recurring gains, the net loss would have been $462,000, or $0.08 per share, for the three months ended September 30, 2018. These non-core items and their financial impact are summarized in the table presented on page 37 under the caption “Non- GAAP Measures.”

The decline in operating results between periods was attributable to the Envision Mortgage business segment which experienced lower revenues in 2018 due principally to a reduction in the profit margin realized upon the sale of mortgage loans and higher expenses associated with an increase in loan production and the hiring of ten loan originators.

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

	For the Three Months Ended September 30,
	2018			2017
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$481,732	$5,036	4.18%	$398,499	$3,936	3.95%
Investment securities (2) (3)	58,864	410	2.79%	69,153	472	2.73%
Interest-earning deposits	5,201	27	2.08%	9,221	27	1.17%
Total interest-earning assets	545,797	5,473	4.01%	476,873	4,435	3.72%
Noninterest-earning assets	27,994			28,058
Total assets	$573,791			$504,931
Interest-bearing liabilities:
Savings accounts	102,712	46	0.18%	103,938	42	0.16%
NOW accounts	42,312	52	0.49%	46,098	57	0.49%
Money market accounts	61,384	190	1.24%	57,272	76	0.53%
Term certificates	153,239	577	1.51%	91,226	231	1.01%
Total interest-bearing deposits	359,647	865	0.96%	298,534	406	0.54%
FHLBB advances	65,247	343	2.10%	53,610	167	1.25%
Total interest-bearing liabilities	424,894	1,208	1.14%	352,144	573	0.65%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	63,396			62,210
Other noninterest-bearing liabilities	6,231			6,084
Total liabilities	494,521			420,438
Total stockholders' equity	79,270			84,493
Total liabilities and stockholders' equity	$573,791			$504,931
Net interest income		$4,265			$3,862
Interest rate spread(4)			2.87%			3.07%
Net interest-earning assets(5)	$120,903			$124,729
Net interest margin(6)			3.13%			3.24%

Ratio of interest-earning assets to interest- bearing liabilities	128.45%			135.42%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available for sale, FHLBB stock and investment in the Depositors Insurance Fund.
(3)	Includes tax equivalent adjustments for municipal securities, based on effective tax rates of 21% and 34%, of $5,000 and $45,000 for the three months ended September 30, 2018 and 2017, respectively.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2018
	Compared to
	Three Months Ended September 30, 2017
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$860	$240	$1,100
Investment securities	(71)	9	(62)
Interest-earning deposits	(15)	15	—
Total interest-earning assets	774	264	1,038
Interest-bearing liabilities:
Savings accounts	(1)	5	4
NOW accounts	(5)	—	(5)
Money market accounts	6	108	114
Term certificates	202	144	346
Total interest-bearing deposits	202	257	459
FHLBB advances	42	134	176
Total interest-bearing liabilities	244	391	635

Change in net interest income	$530	$(127)	$403

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $1,038,000, or 23.4%, to $5,473,000 for the three months ended September 30, 2018 compared to $4,435,000 for the three months ended September 30, 2017. This increase was due to an increase in average interest-earning assets between periods of $68.9 million, or 14.4%, as the Company continued to leverage the capital raised in its 2016 initial public offering. This increase all occurred in loans. The yield on interest-earning assets increased 29 basis points to 4.01% in the 2018 quarter from 3.72% in the same quarter of the prior year due principally to the higher proportion of loans to total interest-earning assets and a 23 basis points increase in the yield on loans.

Interest Expense. Interest expense increased $635,000, or 110.8%, to $1,208,000 for the three months ended September 30, 2018 compared to $573,000 for the three months ended September 30, 2017. This increase was due to an increase in average interest-bearing liabilities of $72.8 million combined with a 49 basis points increase in the cost of funds to 1.14%. The increase in cost of funds was due to a 42 basis point increase in the cost of interest-bearing deposits caused by a growth in higher yielding money market accounts and term certificates, including brokered deposits, and an 85 basis points increase in the cost of FHLBB advances. These increases are attributable to the increase in the federal funds rate from 1.25% to 2.25% during the past fifteen months. The cost of deposits has risen at a slower rate than the cost of FHLBB advances as the interest rates paid on certain core deposit products such as savings and NOW accounts have largely remained unchanged between periods.

Net Interest Income. Net interest income increased $403,000, or 10.5%, to $4,266,000 for the three months ended September 30, 2018 compared to $3,862,000 for the three months ended September 30, 2017. This improvement resulted principally from loan growth. The net interest margin decreased 11 basis points from 3.24% in the third quarter of 2017 to 3.13% in the third quarter of 2018 due to a decrease in the ratio of interest-earning assets to interest-bearing liabilities from 135.4% in the 2017 quarter to 128.5% in the 2018 quarter. In addition, the net interest margin was adversely affected by an increase in the federal funds rate from 1.25% to 2.25% over the past fifteen months and a flattening yield curve wherein short-term rates have increased more than long-term rates.

Provision for Loan Losses. Based on the application of our loan loss methodology, we recorded a provision for loan losses of $178,000 for the three months ended September 30, 2018 while no provision was recorded for the three months ended September 30, 2017. The provision in 2018 was directly attributable to growth in the residential loan portfolio. Classified and nonaccrual loan balances were stable during the third quarter. Regional and local economic data, including housing prices, continued their positive trend of the past several years. The allowance for loan losses was 0.82% of total loans at September 30, 2018 compared to 0.92% at December 31, 2017, and was 193.7% of non-performing loans at September 30, 2018 compared to 165.9% at December 31, 2017.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities decreased $749,000, or 27.7%, to $1,956,000 for the three months ended September 30, 2018 compared to $2,705,000 for the three months ended September 30, 2017, while the volume of loan sales was essentially flat between periods at approximately $110 million.   Net gains on loan sales in 2018 were adversely affected by a declining profit margin caused by competitive pressures as banks and other lenders competed based on rate to maintain market share, lower demand for FHA loans which historically have had a higher profit margin than conforming conventional mortgage loans and a softening in pricing for mortgage-backed securities used to package conventional mortgages sold in the secondary market.

Other Non-interest Income. Non-interest income, excluding the net gain on loan origination and sale activities, increased $386,000 to $1,252,000 during the three months ended September 30, 2018 compared to $866,000 during the three months ended September 30, 2017. Included in non-interest income in the 2018 period were non-recurring gains totaling $320,000 due to the sale of of a former branch office and an insurance recovery. Excluding these non-recurring gains, other non-interest income would have increased by $66,000. This improvement was due to an increase in net mortgage servicing fee income of $111,000 attributable primarily to growth in the balance of loans serviced for others.

Non-interest Expenses. Non-interest expenses increased $218,000, or 3.0%, from $7,209,000 for the three months ended September 30, 2017 to $7,427,000 for the three months ended September 30, 2018.

Salaries and employee benefits increased $120,000, or 2.6%, from $4,668,000 in the third quarter of 2017 to $4,788,000 in the third quarter of 2018 despite a reduction in full-time equivalent employees from 201 at June 30, 2017 to 183 at September 30, 2018. This decrease in headcount occurred within the Company’s Envision Mortgage business segment. The increase in salaries and employee benefits is primarily due to stock-based compensation of $128,000, transition payments to new loan originators of $77,000, increased commissions of $66,000 due to a 23% increase in residential mortgage loan originations, and salary increases averaging 2.5%, or $65,000.

Occupancy and equipment expenses increased $46,000, or 6.7%, from $682,000 in the third quarter of 2017 to $728,000 in the third quarter of 2018. This increase is due to additional rent expense and depreciation associated with the lease of the Andover loan operations center, as well as the relocation of two existing branches to new locations (Stoughton in September 2017 and Braintree in April 2018).

Professional fees decreased $96,000, or 27.6%, from $348,000 in the third quarter of 2017 to $252,000 in the third quarter of 2018. This decrease reflected lower spending for legal, consulting and auditing services.

Marketing expenses decreased $72,000, or 26.0%, from $277,000 in the third quarter of 2017 to $205,000 in the third quarter of 2018. Spending on marketing had been higher in the first half of 2018 due primarily to advertising costs associated with the re-branding to Envision Bank but has since been reduced.

Other non-interest expenses increased $204,000, or 19.8%, from $1,030,000 in the third quarter of 2017 to $1,234,000 in the third quarter of 2018. This increase is due to additional mortgage banking related operating costs of $145,000 associated with the 23% increase in production volume, higher software maintenance costs of $40,000 and director stock-based compensation costs of $80,000.

Income Tax Expense. No federal tax benefit was recognized for the three months ended September 30, 2018, while a federal tax provision of $129,000 was recognized for the three months ended September 30, 2017. The 2017 tax provision resulted from, and was limited to, an offsetting tax benefit included in other comprehensive income caused by appreciation in the far value of available for sale securities during 2017. The Company has a net operating loss (“NOL”) carryforward at September 30, 2018 of $13.4 million. Since 2014, the NOL carryforward as well as other net deferred tax assets have been subject to a full valuation allowance, which totaled $3.2 million at September 30, 2018. Management evaluates this position on a quarterly basis and has concluded, based on recent operating results, to maintain the full valuation allowance.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

General. The Company incurred a net loss of $1,859,000, or $0.33 per share, for the nine months ended September 30, 2018 compared to a net loss of $548,000, or $0.10 per share, for the nine months ended September 30, 2017. The net loss in the 2018 period included gains of $320,000 from the sale of a former branch office and an insurance recovery. Excluding these non-recurring items, the net loss in the 2018 period would have been $2,179,000, or $0.39 per share. The net loss in the 2017 period included merger and integration costs related to the July 2016 acquisition of First Eastern Bankshares Corporation (“First Eastern”), which amounted to $531,000. Excluding this non-recurring item and the related tax effect, the net loss in the 2017 period would have been $101,000, or $0.02 per share.   These non-core items and their financial impact are summarized in the table presented on page 37 under the caption “Non- GAAP Measures.”

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

	For the Nine Months Ended September 30,
	2018			2017
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans(1)	$453,290	$13,917	4.09%	$379,910	$11,049	3.88%
Investment securities (2) (3)	60,225	1,254	2.78%	69,831	1,465	2.80%
Interest-earning deposits	7,442	91	1.63%	8,469	70	1.10%
Total interest-earning assets	520,957	15,262	3.91%	458,210	12,584	3.66%
Noninterest-earning assets	28,997			29,796
Total assets	$549,954			$488,006
Interest-bearing liabilities:
Savings accounts	103,774	133	0.17%	104,125	122	0.16%
NOW accounts	43,215	166	0.51%	46,660	161	0.46%
Money market accounts	66,241	461	0.93%	54,860	188	0.46%
Term certificates	126,452	1,314	1.39%	89,990	652	0.97%
Total interest-bearing deposits	339,682	2,074	0.81%	295,635	1,123	0.51%
FHLBB advances	63,089	884	1.87%	39,124	335	1.14%
Total interest-bearing liabilities	402,771	2,958	0.98%	334,759	1,458	0.58%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	61,005			62,785
Other noninterest-bearing liabilities	6,110			6,211
Total liabilities	469,886			403,755
Total stockholders' equity	80,068			84,251
Total liabilities and stockholders' equity	$549,954			$488,006
Net interest income		$12,304			$11,126
Interest rate spread (4)			2.93%			3.08%
Net interest-earning assets (5)	$118,186			$123,451
Net interest margin (6)			3.15%			3.24%

Ratio of interest-earning assets to interest- bearing liabilities	129.34%			136.88%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available-for-sale, FHLBB stock and investment in the Depositors Insurance Fund.
(3)	Includes tax equivalent adjustments for municipal securities, based on effective tax rates of 21% and 34%, of $28,000 and $136,000 for the nine months ended September 30, 2018 and 2017, respectively.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine Months Ended September 30, 2018
	Compared to
	Nine Months Ended September 30, 2017
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$2,226	$642	$2,868
Investment securities	(200)	(11)	(211)
Interest-earning deposits	(5)	26	21
Total interest-earning assets	2,021	657	2,678
Interest-bearing liabilities:
Savings accounts	—	11	11
NOW accounts	(8)	13	5
Money market accounts	46	227	273
Term certificates	320	342	662
Total interest-bearing deposits	358	593	951
FHLBB advances	269	280	549
Total interest-bearing liabilities	627	873	1,500

Change in net interest income	$1,394	$(216)	$1,178

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $2,678,000, or 21.3%, to $15,262,000 for the nine months ended September 30, 2018 compared to $12,584,000 for the nine months ended September 30, 2017. This increase was due to an increase in average interest-earning assets between periods of $62.7 million, or 13.7%, as the Company continued to leverage the capital raised in its 2016 initial public offering. This increase all occurred in loans. The yield on interest-earning assets increased 25 basis points to 3.91% in the first nine months of 2018 from 3.66% in the first nine months of 2017 due principally to the higher proportion of loans to total interest-earning assets and a 21 basis points increase in the yield on loans.

Interest Expense. Interest expense increased $1,500,000, or 102.9%, to $2,958,000 for the nine months ended September 30, 2018 compared to $1,458,000 for the nine months ended September 30, 2017. This increase principally reflects growth in the average balance of interest-bearing liabilities of $68.0 million and a 40 basis points increase to 0.98% in the cost of funds. The increase in cost of funds was due to a 30 basis points increase in the cost of interest-bearing deposits caused by a growth in higher yielding money market accounts and term certificates, including brokered deposits, and a 73 basis points increase in the cost of FHLBB advances. These increases are attributable to the increase in the federal funds rate from 1.25% to 2.25% during the past fifteen months. The cost of deposits has risen at a slower rate than the cost of FHLBB advances as the interest rates paid on certain core deposit products such as savings and NOW accounts have largely remained unchanged between periods.

Net Interest Income. Net interest income increased $1,178,000, or 10.6%, to $12,304,000 for the nine months ended September 30, 2018 compared to $11,126,000 for the nine months ended September 30, 2017. This improvement resulted principally from loan growth. The net interest margin in the first nine months of 2018 decreased 9 basis points from 3.24% in 2017 to 3.15% in 2018 due to a decrease in the ratio of interest-earning assets to interest-bearing liabilities from 136.9% in the first nine months of 2017 to 129.3% in the first nine months of 2018. In addition, the net interest margin was adversely affected by the increase in the federal funds rate from 1.25% to 2.25% over the past fifteen months and a flattening yield curve wherein short-term rates have increased more than long-term rates.

Provision for Loan Losses. Based on the application of our loan loss methodology, we recorded a provision for loan losses of $183,000 for the nine months ended September 30, 2018 compared to a provision of $335,000 for the nine months ended September 30, 2017. The provision in both 2018 and 2017 was primarily attributable to growth in the loan portfolio. Based on the quarterly assessment of internal and external performance factors affecting credit risk in June 2018, reductions were made in the qualitative portion of the allowance for loan losses (“ALLL”) for both commercial real estate loans and home equity loans during the second quarter of 2018. The qualitative portion of the ALLL for consumer loans was increased slightly as part of this analysis. Together these changes reduced the amount that would have been provided based on loan growth by $265,000. Classified and nonaccrual loan balances were stable during the first nine months of 2018. Regional and local economic data, including housing prices, continuing their positive trend of the past several years.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities decreased $1,907,000, or 26.3%, to $5,356,000 for the nine months ended September 30, 2018 compared to $7,263,000 for the nine months ended September 30, 2017. During the first nine months of 2017, we sold $308.2 million of residential mortgage loans compared to $278.7 million of such loans in the first nine months of 2018 despite an overall increase in residential loan originations of 13% principally due to an increase in the origination of jumbo mortgages that are not readily saleable. Also contributing to the decrease in the net gain on loan origination and sale activities in 2018 was a decrease in the profit margin experienced in the current year. The reduced profit margin was due to competitive pressures as banks and other lenders compete based on rate to maintain market share, lower demand for FHA loans which have a higher profit margin than conforming conventional loans and a softening in pricing for mortgage-backed securities used to package conventional mortgages sold in the secondary market.

Other Non-interest Income. Non-interest income, excluding the net gain on loan origination and sale activities, decreased $110,000 to $3,042,000 for the nine months ended September 30, 2018 from $3,152,000 during the same period of the prior year. Included in other non-interest income in 2018 were gains of $320,000 from the sale of a former branch office and an insurance recovery. Excluding these gains, other non-interest income would have decreased $430,000 between periods. This decrease was due to a decrease in net mortgage servicing fees of $214,000 and a gain in 2017 of $150,000 on the sale of MSRs. The decrease in net mortgage servicing fees is due to a reduction in the average balance of serviced loans in the 2018 period caused by the sale of servicing rights to $379.0 million in serviced loans during the third quarter of 2017, and by a reduction between periods of $50,000 in favorable adjustments to the valuation allowance for MSRs due to increases in their fair values attributable to slower expected loan prepayment speeds. Also contributing to the decrease in other non-interest income in 2018 was lower loan closing service revenue of $73,000 and a $46,000 reduction related to a state training grant.

Non-interest Expenses. Non-interest expenses increased $570,000 to $22,336,000 for the nine months ended September 30, 2018 compared to $21,766,000 for the nine months ended September 30, 2017. Included in the 2017 period were merger and integration costs of $531,000 associated with the First Eastern acquisition. Excluding this non-recurring item, non-interest expenses would have increased $1,101,000, or 5.2%, in the first nine months of 2018 compared to the 2017 period.

Salaries and employee benefits increased $107,000, or 0.8%, to $14,166,000 for the nine months ended September 30, 2018 compared to $14,059,000 in the prior year period despite a reduction in full-time equivalent employees from 220 at December 31, 2016 to 183 at September 30, 2018.  The decrease in headcount occurred within the Company’s Envision Mortgage business segment. Offsetting the savings from the reduction in headcount were stock-based compensation of $380,000, transition payments to new loan originators of $304,000, increased commissions of $189,000 due to a 13% increase in residential mortgage loan originations, and salary increases averaging 2.5%, or $195,000.

Occupancy and equipment expenses increased $200,000, or 10.2%, in the first nine months of 2018 compared to the same period in the prior year.  This increase is due to additional rent expense and depreciation associated with the new lease of the Andover loan operations center, as well as the relocation of two existing branches to new locations (Stoughton in September 2017 and Braintree in April 2018).  Also included in expenses in the first nine months of 2018 is an accrual of $93,000 associated with a sub-lease of approximately 27% of the space in the Andover facility.

Marketing expenses increased $243,000, or 38.9%, from $624,000 in the first nine months of 2017 to $867,000 in the first nine months of 2018 due primarily to advertising costs and other promotional materials associated with the re-branding to Envision Bank.

Professional fees decreased $195,000, or 14.8%, from $1,019,000 in the first nine months of 2017 compared to $824,000 in the first nine months of 2018 due to a reduction in spending for legal, consulting and audit services.

Other non-interest expenses increased $751,000, or 25.6%, in the first nine months of 2018 compared to the first nine months of 2017. This increase is primarily due to additional mortgage banking related operating costs of $282,000 associated with the increase in production volume, director stock-based compensation costs of $217,000 as well as smaller expense increases attributable to the re-branding to Envision Bank and higher interchange fees.

Income Tax Expense (Benefit). A federal tax benefit of $151,000 was recognized for the nine months ended September 30, 2017 while no federal tax benefit was recognized for the nine months ended September 30, 2018. The 2017 tax benefit resulted from, and was limited to, an offsetting tax provision attributable to other comprehensive income relating to appreciation in the fair value of available for sale securities.

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

The following table summarizes the impact of non-core items recorded for the reporting periods indicated below and reconciles them in accordance with GAAP (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) - GAAP basis	$(142)	$49	$(1,859)	$(548)
Non-interest income adjustments:
Gain on sale of building	(230)	—	(230)	—
Gain on insurance recovery	(90)	—	(90)	—
Non-interest expense adjustments:
Merger and integration costs	—	7	—	531
Related tax effects	—	59	—	(84)
Net income (loss) - Non-GAAP basis	$(462)	$115	$(2,179)	$(101)

Asset Quality

Nonperforming Assets. The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	September 30, 2018	December 31, 2017
Nonaccrual loans:	(In thousands)
Real estate loans:
One- to four-family residential	$1,765	$1,976
Commercial	—	—
Home equity loans and lines of credit	243	276
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total nonaccrual loans	2,008	2,252
Other real estate owned	82	193
Total nonperforming assets	2,090	2,445
Performing troubled debt restructurings	3,530	3,383
Total nonperforming assets and performing troubled debt restructurings	$5,620	$5,828

Total nonperforming loans to total loans(1)	0.42%	0.56%
Total nonperforming assets and performing troubled debt restructurings to total assets	0.95%	1.10%

(1)	Total loans exclude loans held for sale but include net deferred loan costs and fees.

Interest income that would have been recorded for the three and nine months ended September 30, 2018 had nonaccruing loans been current according to their original terms amounted to $57,000 and $208,000, respectively. Income related to nonaccrual loans included in interest income for the three and nine months ended September 30, 2018 amounted to $27,000 and $91,000, respectively.

Classified Loans.  The following table shows the aggregate amounts of our regulatory classified loans at the dates indicated.

	September 30, 2018	December 31, 2017
	(In thousands)
Classified assets:
Substandard	$892	$911
Doubtful	51	—
Loss	—	—
Total classified assets	$943	$911

Special mention	$3,074	$2,512

None of the special mention loans at September 30, 2018 and December 31, 2017 were on nonaccrual.

Other than as disclosed in the above tables, there are no other loans where management has information indicating that there is serious doubt about the ability of the borrowers to comply with the present loan repayment terms.

Allowance for Loan Losses. The following table sets the breakdown for loan losses by loan category at the dates indicated.

	September 30, 2018			December 31, 2017
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$1,118	28.74%	53.95%	$854	22.85%	49.29%
Commercial	1,517	39.00%	23.09%	1,620	43.35%	25.27%
Home equity loans and lines of credit	291	7.48%	9.00%	359	9.61%	9.68%
Construction	460	11.83%	6.11%	351	9.39%	6.30%
Commercial and industrial loans	272	6.99%	4.02%	335	8.96%	5.41%
Consumer loans	232	5.96%	3.83%	218	5.84%	4.05%
Total	$3,890	100.00%	100.00%	$3,737	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Allowance at beginning of period	$3,737	$3,271
Provision for loan losses	183	335
Charge offs:
Real estate loans:
One- to four-family residential	—	—
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	(80)	(134)
Total charge-offs	(80)	(134)

Recoveries:
Real estate loans:
One- to four-family residential	37	19
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	35
Consumer loans	13	19
Total recoveries	50	73
Net charge-offs	(30)	(61)
Allowance at end of period	$3,890	$3,545
Total loans outstanding(1)	$472,828	$376,322
Average loans outstanding	$453,290	$379,910
Allowance for loan losses as a percent of total loans outstanding(1)	0.82%	0.94%
Net loans charged off as a percent of average loans outstanding(2)	0.01%	0.02%
Allowance for loan losses to nonperforming loans	193.73%	162.54%

(1)	Total loans exclude loans held for sale but include net deferred loan costs and fees.
(2)	Annualized.

Liquidity and Capital Resources

At September 30, 2018, we had $77.4 million of FHLBB advances outstanding. At that date, we had the ability to borrow up to an additional $97.8 million from the FHLBB and $7.5 million under an unsecured line of credit with a correspondent bank.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2018, cash and cash equivalents totaled $5.9 million.

Financing activities consist primarily of activity in deposit accounts and borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. We experienced a net increase in deposits of $60.3 million during the nine months ended September 30, 2018, including $45.6 million in brokered deposits. The greater utilization of brokered deposits as a wholesale funding source in 2018 is primarily due to the more favorable interest cost of such funding compared to FHLBB advances having a similar maturity. In addition, brokered deposits are unsecured and therefore serve to preserve our borrowing capacity at the FHLBB.

At September 30, 2018, we had $48.7 million in loan commitments outstanding, including $34.5 million related to loans to be sold in the secondary mortgage market and for which the Company had $25.6 million in forward loan sale commitments from investors. In addition to commitments to originate loans, we had $42.9 million in unused lines of credit to borrowers and letters of credit and $11.6 million in undisbursed construction loans. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2018 totaled $78.4 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed.

We are subject to various regulatory capital requirements, including a risk-based capital measure. At September 30, 2018, our Tier 1 capital to average assets ratio was 14.72%. We exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be over specified time horizons based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The comparative scenarios assume immediate parallel shifts in the yield curve in increments of 100 basis point (bp) rate movements. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3.0% to 4.0% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The following table shows the estimated impact on net interest income for the one-year period beginning September 30, 2018 resulting from potential changes in interest rates. The model is run quarterly and currently is showing shocks from +300bp to -200bp. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+300	$17,065	(7.4)%
+200	17,528	(4.9)%
+100	18,017	(2.2)%
Level	18,430	—
-100	18,345	(0.5)%
-200	17,973	(2.5)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

Economic Value of Equity Analysis. In order to monitor and manage interest rate risk, we also use the net present value of equity at risk, or NPV, methodology. This methodology calculates the difference between the present value of expected cash flows from assets and liabilities and provides a longer-term view of the Company’s interest rate risk positions by estimating longer-term repricing risk embedded in the balance sheet. As with the net interest income analysis discussed above, the model is run at least quarterly showing shocks ranging from +300bp to -200bp.

The table below sets forth, as of September 30, 2018, the estimated changes in the Company’s net present value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets(3)
Changes in Interest Rates (basis points)(1)	Estimated EVE(2)	Amount	Percent	EVE Ratio	Changes in Basis Points
	(Dollars in thousands)
+300	$85,641	$(7,372)	(7.9)%	15.9%	(17)
+200	88,258	(4,755)	(5.1)%	16.0%	(6)
+100	91,219	(1,794)	(1.9)%	16.1%	7
Level	93,013	—	—	16.1%	—
-100	90,512	(2,501)	(2.7)%	15.3%	(77)
-200	81,771	(11,242)	(12.1)%	13.6%	(243)

(1)Assumes instantaneous parallel changes in interest rates.

(2)	EVE, or Economic Value of Equity at Risk, measures the exposure of the Company’s equity to changes in a forecast interest rate environment.
(3)	EVE Ratio represents EVE divided by the economic value of assets.

The table above indicates that at September 30, 2018, in the event of an instantaneous parallel 200 basis points decrease in interest rates, we would experience a 12.1% decrease in the Economic Value of Equity at Risk. In the event of an instantaneous 300 basis point increase in interest rates, we would experience a 7.9% decrease in Economic Value of Equity at Risk. In all scenarios presented above, the calculated variances are within policy guidelines.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2017, the Company’s Board of Directors adopted a stock repurchase program pursuant to which the Company would purchase up to 10%, or 586,854 shares, of its then outstanding common shares. This program may be suspended or terminated at any time without prior notice and it is currently set to expire on September 14, 2019. Repurchased shares are returned to the status of authorized but unissued shares. The following table sets forth information with respect to any purchases made by or on behalf of the Company during the indicated periods under the repurchase plan:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Pubicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (Or Units) that May be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	—	—	—	539,354
August 1, 2018 - August 31, 2018	—	—	—	539,354
September 1, 2018 - September 30, 2018	—	—	—	539,354
	—	—	—	539,354

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Pending Sale of Boston Branch

During the third quarter of 2018, the Company began to actively market for sale its branch office in Boston and on October 23, 2018 entered into a purchase and sale agreement to sell the property for $5,000,000. Consummation of this transaction is subject to an inspection review by the buyer, removal of asbestos in accordance with an environmental engineering report and certain other customary closing conditions, including receipt of regulatory approval to close the branch. This transaction is expected to close in the fourth quarter of 2018.

The Company reclassified the net book value of this property totaling $2,897,000 from premises and equipment to assets held for sale (included in other assets in the accompanying balance sheet) as of September 30, 2018.

In August 2018, this property experienced significant water damage from a leaking pipe which resulted in the temporary closure of the branch. The property has undergone a clean-up of the damage, including the removal of the building contents and asbestos on the affected floors. The Company has recognized an insurance recovery of $90,000 for personal property which was damaged but has not yet reached a settlement with the insurer on its claim for real property damage. Settlement of the claim is expected to occur in the fourth quarter of 2018.

While the property has undergone a clean-up from the water damage, re-construction of the affected areas is not being undertaken by the Company due to the pending sale of the property. Additional insurance proceeds received will be used to reduce the carrying value of the property. Based on a range of likely insurance settlements, management estimates that the Company would recognize a gain of from $2,000,000 to $2,150,000 on the sale of this building based on the selling price set forth in the pending purchase and sale agreement.

Consolidation of Mortgage Banking Operations

In October 2018, the Company’s Board of Directors approved a plan to consolidate mortgage banking operations in the Company’s North Attleboro loan operations center. As a result, the Company eliminated fifteen administrative positions supporting the origination of residential mortgages in its Andover loan operations center and will add eight similar positions in its North Attleboro location. Approximately twenty-five employees, including loan originators, remain in the Andover location.

Terminated employees were given a severance package based on their length of service with the Company. In addition, retention bonuses were offered to certain employees. The estimated total cost is $235,000 and is expected to be paid in 2018.

As previously disclosed, the Company entered into a sublease agreement in July 2018 for 27% of the space in its Andover location. This sublease commenced on October 1, 2018 and runs co-terminus with the Company’s lease which expires in March 2023. At September 30, 2018, the Company’s remaining minimum lease obligation, net of sublease payments, amounted to $1,223,000.

The Company intends to vacate all but approximately 3,000 square feet of its remaining leased space in the Andover location in 2018 and is currently attempting to sublease this space. Management expects to complete its analysis of the expected future cash flows for this property and to record a liability at fair value once the Company ceases the use of all or a portion of its remaining leased space.

The annual savings in both employee and property related costs resulting from the consolidation of mortgage banking operations is estimated to be $360,000.

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

101

The following materials from Randolph Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2018 and 2017, Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Randolph Bancorp, Inc.

Date: November 6, 2018	By:	/s/ James P. McDonough
James P. McDonough
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2018	By:	/s/ Michael K. Devlin
Michael K. Devlin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)