Form 10-K
period 2018-12-31
Randolph Bancorp, Inc.
filed 2019-03-14
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles). ☒ Yes ☐ No

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

The aggregate market value of the voting and non-voting common equity held by non-afﬁliates as of the last business day of the registrant’s most recently completed second ﬁscal quarter was $83,029,900.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 5,898,793 shares as of February 28, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Randolph Bancorp, Inc.

2018 Form 10-K

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

PART I

Item 1. Business.

Randolph Bancorp, Inc.

Randolph Bancorp, Inc. (“we,” “our,” “us,” “Randolph,” or the “Company”) is a Massachusetts corporation organized in 2016 and is the stock holding company of Envision Bank (“Bank”). Randolph Bancorp, Inc.’s primary business activities are the ownership of the outstanding capital stock of Envision Bank and management of the investment of offering proceeds retained from Randolph Bancorp’s mutual-to-stock conversion (the “conversion”) and our initial public offering in 2016. On July 1, 2016, we completed an initial public offering selling 5,686,750 shares of common stock at $10.00 per share for approximately $56.9 million in gross proceeds, including 469,498 shares sold to the Bank’s employee stock ownership plan (“ESOP”). In connection with the conversion and initial public offering, we also issued 181,976 shares of common stock and contributed $455,000 in cash to Envision Bank Foundation, Inc. We also completed the acquisition of First Eastern Bankshares Corporation (“First Eastern”) on July 1, 2016 for cash of $14.1 million. In the future, Randolph Bancorp, Inc. may pursue other business activities permitted by applicable laws and regulations for such holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in Envision Bank. There are no specific plans for any additional capital issuance, merger or acquisition, or other diversification of Randolph Bancorp, Inc.’s activities at the present time. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiary on a consolidated basis.

At December 31, 2018, we had total assets of $614.3 million, deposits of $437.1 million and stockholders’ equity of $78.0 million.

Randolph Bancorp, Inc.’s cash flows depend upon repayments on the loan made to the ESOP, repurchases of stock and any dividends received from Envision Bank. Randolph Bancorp, Inc. does not own or lease any property, but instead uses the premises, equipment, and other property of Envision Bank.

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

Envision Bank provides financial services to individuals, families, and small to mid-size businesses through our five full-service banking offices located in Norfolk County, Massachusetts and our nine loan production offices and lending centers located throughout Massachusetts. The Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans, commercial real estate loans, home equity loans and lines of credit, commercial and industrial loans, construction loans, consumer loans, and investment securities. The Bank offers a full range of deposit accounts, including statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, and IRAs. The Bank is also actively involved in the sale and servicing of residential mortgage loans in the secondary market.

Market Area

Our primary deposit-taking market is Norfolk County, Massachusetts. Until November 2018, our primary lending market was more broadly based in Bristol, Essex, Middlesex, Norfolk, Plymouth and Suffolk counties in Massachusetts; Kent, Newport, Providence, and Washington counties in Rhode Island; and Hillsborough county in New Hampshire.  In November 2018, we opened loan production offices in Worcester and Hampden counties in Massachusetts, thereby expanding our primary lending market to include the ten largest cities and towns in Massachusetts.

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

Competition

We face intense competition in making loans and attracting deposits. Our most direct competition for deposits has historically come from the banking institutions operating in our primary market area and from other financial service companies, such as securities brokerage firms, credit unions, and insurance companies. We also face competition for investors’ funds from money market funds and mutual funds. At June 30, 2018, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), we held 1.47% of the deposits in Norfolk County, which was the 18th largest market share out of 45 financial institutions with offices in Norfolk County. Many of the banks owned by large national and regional holding companies and other community-based banks that operate in our primary market area are larger than we are and, therefore, may have greater resources or offer a broader range of products and services.

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

Lending Activities

Our primary lending activities are the origination of one- to four-family residential mortgage loans, commercial real estate loans, home equity loans and lines of credit, construction loans, commercial and industrial loans, and consumer loans, predominantly in our core market areas in Massachusetts, Rhode Island and southern New Hampshire. We also sell in the secondary market the majority of the fixed rate conforming one-to-four-family residential mortgage loans that we originate. We also sell a portion of the non-conforming one-to-four-family residential mortgage loans we originate, primarily jumbo and adjustable-rate mortgage loans (“ARMs”), to other financial institutions.

Loan Portfolio. The following table sets forth the composition of our loan portfolio at the dates indicated:

	At December 31,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One- to four-family residential	$246,756	50.69%	$198,475	49.29%	$179,025	53.43%	$166,483	57.99%	$152,063	60.48%
Commercial	113,642	23.35%	98,755	24.53%	88,394	26.38%	74,911	26.09%	68,380	27.20%
Home equity loans and lines of credit	43,545	8.95%	38,968	9.68%	35,393	10.56%	33,259	11.58%	25,475	10.13%
Construction	42,139	8.66%	25,357	6.30%	23,629	7.05%	7,807	2.72%	2,189	0.87%
Commercial and industrial loans	21,285	4.37%	24,766	6.15%	2,067	0.62%	2,040	0.71%	2,161	0.86%
Consumer loans	19,407	3.98%	16,337	4.05%	6,578	1.96%	2,602	0.91%	1,148	0.46%
	486,774	100.00%	402,658	100.00%	335,086	100.00%	287,102	100.00%	251,416	100.00%
Net deferred loan costs and fees, and purchase premiums	1,509		1,452		1,176		1,288		1,136
Allowance for loan losses	(4,437)		(3,737)		(3,271)		(3,239)		(3,544)
Loans, net	$483,846		$400,373		$332,991		$285,151		$249,008

Loan Maturities. The following table sets forth the scheduled contractual amortization of the Bank’s loan portfolio at December 31, 2018. Loans having no schedule of repayments or no stated maturity are reported as being due in greater than five years except for demand loans which are reflected as due in one year or less. The table does not include any estimate of prepayments which significantly shortens the average life of all loans and may cause our actual repayment experience to differ from that shown below. The amounts shown below exclude net deferred loan costs and fees, and purchase premiums. The following table also sets forth the rate structure of loans scheduled to mature after one year.

	At December 31, 2018
(In thousands)	One-to Four- Family Residential Real Estate	Commercial Real Estate	Home Equity Loans and Lines of Credit	Construction	Commercial and Industrial	Consumer	Total Loans
Amounts due in:
One year or less	$8,339	$14,771	$1,466	$32,429	$2,224	$3,530	$62,759
After one year through five years	38,980	29,334	4,066	9,710	10,649	5,899	98,638
Beyond five years	199,437	69,537	38,013	—	8,412	9,978	325,377
Total	$246,756	$113,642	$43,545	$42,139	$21,285	$19,407	$486,774
Interest rate terms on amounts due after one year:
Fixed rate	$143,901	$32,488	$1,128	$—	$1,203	$15,877	$194,597
Adjustable rate	94,516	66,383	40,951	9,710	17,858	—	229,418
Total	$238,417	$98,871	$42,079	$9,710	$19,061	$15,877	$424,015

Residential Mortgage Loans. We offer mortgage loans to enable borrowers to purchase homes or refinance loans on existing homes, most of which serve as the primary residence of the owner. Excluding loans maturing in one year or less, residential mortgage loans were $238.4 million, or 49.0% of total loans, and consisted of $143.9 million and $94.5 million of fixed-rate and adjustable rate loans, respectively, at December 31, 2018. Non-owner occupied residential loans were $39.5 million, or 8.1% of total loans.

We offer fixed-rate and adjustable-rate residential mortgage loans with terms up to 30 years. Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac (together, “GSEs”) underwriting guidelines and are originated with the intention to sell. Our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from three to ten years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a specified percentage above the one year Constant Maturity Treasury rate or the London Interbank Offered Rate (“LIBOR”). Depending on the loan type, the maximum amount by which the interest rate may be increased or decreased is generally 2.0% per adjustment period and the lifetime interest rate caps range from 5.0% to 6.0% over the initial interest rate of the loan.

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

While residential mortgage loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. Additionally, our current practice is generally to: (1) sell to the secondary market newly originated 15-year or longer term conforming fixed-rate residential mortgage loans; (2) sell to other financial institutions newly originated non-conforming fixed and adjustable rate residential mortgage loans; and (3) hold in our portfolio a portion of non-conforming loans, including fixed-rate loans and adjustable-rate loans. Generally, conforming fixed-rate loans are sold to GSEs with servicing retained. We generally do not originate “interest only” mortgage loans on one- to four-family residential properties nor do we offer loans that provide for negative amortization of principal, such as “option ARM” loans where the borrower can pay less than the interest owed on their loan. Additionally, we do not offer “subprime” loans (loans that are made with low down payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, or bankruptcies or to borrowers with questionable repayment capacity) or “Alt-A” loans (loans to borrowers having less than full documentation).

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

Commercial Real Estate Loans. At December 31, 2018, commercial real estate loans were $113.6 million, or 23.4% of total loans.

We originate fixed- and adjustable-rate commercial real estate loans for terms generally up to ten years, though on an exception basis commercial real estate loans will be granted with terms up to twenty years. Excluding loans maturing in one year or less, commercial real estate loans consisted of $32.5 million of fixed-rate loans and $66.4 million of adjustable rate loans at December 31, 2018. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years and generally are adjusted to a rate equal to a specified percentage above the corresponding Federal Home Loan Bank of Boston classic borrowing rate. Most of our adjustable-rate commercial real estate loans adjust every five years and amortize over a 20-25 year term. Loan amounts do not generally exceed 75.0% of the property’s appraised value at the time the loan is originated but may be made up to 80.0% of appraised value on an exception basis.

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

At December 31, 2018, the average loan balance of our outstanding commercial real estate loans was $679,000 and our largest commercial real estate loan was $4.4 million.

Loans secured by commercial real estate, including multi-family real estate, generally have larger balances and involve a greater degree of credit risk than residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, where applicable, to provide annual financial statements on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history, profitability, global cash flow of the borrower, guarantor, and all related entities, and the value of the underlying property. We require an environmental risk assessment prior to funding for commercial real estate loans.

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which are secured by one-to four-family residences. At December 31, 2018, home equity loans and lines of credit were $43.5 million, or 8.9% of total loans. Home equity lines of credit have monthly adjustable rates of interest with 15-year draws which are then amortized over 10 years. These loans are indexed to the prime rate and generally are subject to an interest rate floor. Our home equity loans generally have a fixed interest rate. We offer home equity loan and lines of credit with cumulative loan-to-value ratios generally up to 80.0%, when taking into account both the balance of the home equity loan and first mortgage loan. Any home equity loan or line of credit made with a loan-to-value ratio exceeding 80.0% is made as a policy exception.

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

Construction Loans. At December 31, 2018, construction loans were $42.1 million, or 8.7% of total loans. We originate construction loans only in our market area of eastern Massachusetts, southern New Hampshire and Rhode Island. We primarily originate construction loans to contractors and builders, and to individuals, to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including small industrial buildings as well as apartment, retail and office buildings. Our construction loans generally are floating-rate, interest-only loans that provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan may be paid in full or converted to a permanent mortgage loan. Construction loans generally can be made with a maximum loan-to-value ratio of 75.0% of appraised market value for commercial construction and 80.0% of appraised market value for owner-occupied residential construction loans estimated upon completion of the project. Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser. Our construction loans do not provide for interest payments to be funded by interest reserves. At December 31, 2018, our largest construction loan outstanding at was $4,749,000.

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

Commercial and Industrial Loans. We make commercial and industrial loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. In 2017, we entered into a master participation agreement with a super-regional bank to purchase up to $20 million in loan participations. The underlying loans are to local franchisees of a major international fast food retailer. At December 31, 2018, commercial and industrial loans were $21.3 million, or 4.8% of total loans. Commercial lending products include term and time loans and revolving lines of credit. Commercial and industrial loans and lines of credit are generally made with variable rates of interest. Variable rates are based on either the 30 Day LIBOR rate or the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to a corresponding Federal Home Loan Bank of Boston Classic rate, plus a margin. Commercial and industrial loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately held companies with local or regional businesses that operate in our market area. In addition, commercial and industrial loans (excluding loan participations) are generally made only to existing customers having a business or individual deposit account and new borrowers are expected to establish appropriate deposit relationships with us if not already a depositor.

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

At December 31, 2018, our largest commercial and industrial loan (excluding loan participations) was a $981,000 loan and our largest commercial line of credit was $3,000,000, of which $3,000,000 was outstanding at December 31, 2018.

The loan participations originated in 2017 involve loans to franchisees of an international fast food retailer with multiple locations. At December 31, 2018, these loan participations totaled $13.3 million with an average loan balance per borrower (our portion) of $2.6 million.  These loans are secured by equipment though the most significant consideration in making these loans is the historical cash flows of the borrower.

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

Consumer Loans. We originate automobile loans, loans secured by passbook or certificate accounts, unsecured personal loans and overdraft loans. We also purchase consumer loans. We expanded our purchases of consumer loans in 2017 to include refinanced student loans and automobile loans. In aggregate, we purchased approximately $7.2 million and $15.7 million of such loans in 2018 and 2017, respectively. At December 31, 2018, total purchased consumer loans totaled $17.7 million, while the entire consumer loan portfolio totaled $19.4 million or 4.0% of total loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Bank management assesses the underwriting criteria for each of the entities from which it purchases consumer loans as part of its pre-purchase due diligence process. Refinanced student loans, which totaled $7.8 million at December 31, 2018, are purchased from an on-line lender specializing in the origination and refinancing of such loans. Applicants are screened based on a comprehensive set of underwriting criteria designed to assess “ability to pay”, including minimum FICO scores, monthly free cash flow, maximum leverage ratios and delinquency history. On average, borrowers on refinanced student loans have demonstrated six to seven years of payment history on their existing student loan prior to refinancing. Purchased automobile loans, which totaled $8.4 million at December 31, 2018, are purchased from a local lender specializing in the origination of such loans primarily to undocumented immigrants. In addition to the vehicle collateral, these loans include credit enhancement from the lender. The Bank also purchased in prior years unsecured personal loans from a national on-line lender which have an average FICO score at loan origination of 730. At December 31, 2018, such loans totaled $1.5 million and had an average balance of $8,300.

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

Our current practice is generally to: (1) sell to the secondary market newly originated 15-year or longer term conforming fixed-rate residential mortgage loans; (2) sell to other financial institutions newly originated non-conforming fixed and adjustable rate residential mortgage loans; and (3) hold in our portfolio a portion of non-conforming loans, including fixed rate and adjustable-rate residential mortgage loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. Loans are sold to third parties with servicing either retained or released. In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily the portion of loans that exceed our borrowing limits or are in an amount that is considered prudent to manage our credit risk.

Loan Originations. The following table sets forth our loan originations (excluding loans originated for sale), loans acquired in the First Eastern transaction, purchases and principal repayment activities during the periods indicated.

	Years Ended December 31,
(In thousands)	2018	2017	2016
Total loans at beginning of year	$402,658	$335,086	$287,102
Originations:
Real estate loans:
One- to four-family residential	88,500	56,229	30,239
Commercial	24,046	28,440	25,018
Home equity loans and lines of credit	14,258	18,224	15,570
Construction	38,335	24,069	17,651
Total real estate loan originations	165,139	126,962	88,478
Commercial and industrial loans	1,971	863	1,321
Consumer loans	1,167	301	219
Total loan originations	168,277	128,126	90,018
First Eastern acquisition:
Real estate loans:
One- to four-family residential	—	—	15,210
Commercial	—	—	3,959
Home equity loans and lines of credit	—	—	12,133
Total real estate	—	—	31,302
Consumer loans	—	—	4
Total acquired loans	—	—	31,306
Purchases/Participations:
Real estate loans:
One- to four-family residential	—	—	—
Commercial	7,750	—	—
Home equity loans and lines of credit	—	—	—
Construction	—	—	—
Total real estate loan purchases/participations	7,750	—	—
Commercial and industrial loans	1,203	20,381	—
Consumer loans	7,227	15,651	6,849
Total loan purchases/participations	16,180	36,032	6,849
Other:
Principal repayments	(66,504)	(89,471)	(70,480)
Unadvanced funds on originations	(5,780)	(6,922)	(9,709)
Sale of portfolio loans	(25,006)	—	—
Transfer to held-for-sale	(3,051)	—	—
Transfer to other real estate owned	—	(193)	—
Total other	(100,341)	(96,586)	(80,189)
Net loan activity	84,116	67,572	47,984
Total loans at end of year	$486,774	$402,658	$335,086

We also originate one-to-four-family residential mortgage loans for sale in the secondary mortgage market. During the years ended December 31, 2018, 2017 and 2016, the Bank originated $393.3 million, $398.7 million, and $404.6 million of such loans, respectively.

Loan Participations. We look to form relationships with other financial institutions and mitigate risk of our lending activities by participating either as the lead bank or as a participant in various loan transactions. We independently underwrite each loan using underwriting practices that generally do not differ from loans that we originate.

At December 31, 2018, the outstanding balances of loan participations purchased totaled $22.5 million and loan participations sold totaled $5.6 million.

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

Loans-to-One Borrower Limit. The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20.0% of its capital, which is defined under Massachusetts law as the sum of the Bank’s capital stock, surplus account, and undivided profits. At December 31, 2018, the Bank’s regulatory limit on loans-to-one borrower was $13.8 million. At that date, our largest lending relationship totaled $7.0 million and was secured by commercial real estate properties.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

Mortgage Banking Activities

We originate residential mortgage loans for our portfolio, for sale into the secondary market and for sale to other financial institutions. We generally underwrite our residential mortgage loans to conform to GSE standards. Approximately 81% of the residential real estate loans that we originated in 2018 were sold into the secondary market. We determine whether loans will be held for investment or held for sale at the time of loan commitment. We may subsequently change our intent to hold loans for investment and sell some or all of our ARMs or fixed-rate mortgages as part of our asset/liability management function. Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $929.3 million and $771.4 million at December 31, 2018 and 2017, respectively. Net gains or losses recognized upon the sale of loans is included in noninterest income. For the years ended December 31, 2018 and 2017, the Bank sold $383.2 million and $403.8 million, respectively, of residential mortgage loans and recognized a net gain on loan origination and sale activities of $7.5 million and $9.2 million, respectively.

To date, we have generally retained servicing on loans sold into the secondary market. Loans sold to financial institutions are sold on either a servicing retained or servicing released basis.

We also consider the sale of the rights to service blocks of loans from time to time when we do not otherwise have a relationship with the customer. The decision to sell the right to service loans also takes into consideration regulatory capital rules under Basel III which require that a haircut to capital be taken when mortgage servicing rights exceed 10% of Tier 1 Capital. During 2017, we sold the rights to service $379 million in loans. In 2018, no mortgage servicing rights were sold.

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

Mortgage servicing rights (“MSRs”) are recognized as separate assets at fair value when rights are acquired through purchase or through sale of financial assets. We capitalize mortgage servicing rights at their fair value upon sale of the related loans. Capitalized servicing rights are amortized into mortgage servicing income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. We measure impairment of our servicing rights on a disaggregate basis based on the predominant risk characteristics of the portfolio, and we discount the asset’s estimated future cash flows using a current market rate. We have determined the predominant risk characteristics to be prepayment risk and interest-rate risk. The fair value of the existing mortgage servicing rights as of December 31, 2018 and 2017 exceeded book value. To determine the fair value of mortgage servicing rights, we estimate the expected future net servicing revenue based on common industry assumptions, as well as on our historical experience.

The following table sets forth activity for our mortgage servicing rights for the years ended December 31, 2018 and 2017:

(In thousands)	2018	2017
Balance, beginning of year	$6,397	$8,486
Additions through originations	2,380	2,310
Amortization	(983)	(1,071)
Sales	—	(3,238)
Valuation allowance	(8)	(90)
Balance, end of year	$7,786	$6,397
Fair value, end of year	$8,554	$6,485

Changes in interest rates influence a variety of significant assumptions included in the periodic valuation of mortgage servicing rights, including prepayment speeds, expected returns and potential risks on the servicing asset portfolio, the value of escrow balances and other servicing valuation elements. A decline in interest rates generally increases the propensity for refinancing, reduces the expected duration of the servicing portfolio and therefore reduces the estimated fair value of mortgage servicing rights. This reduction in fair value can cause a charge to mortgage servicing income. Conversely, an increase in interest rates generally increases the estimated fair value of mortgage servicing rights. Mortgage servicing income, net of amortization and changes in the valuation allowance, for the years ended December 31, 2018 and 2017 was $1.3 million and $1.5 million, respectively.

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

The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated.

	At December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans:
Real estate loans:
One-to four-family residential	$2,474	$1,976	$1,945	$2,022	$2,434
Commercial	—	—	—	—	892
Home equity loans and lines of credit	407	276	276	30	81
Commercial and industrial loans	—	—	—	16	17
Consumer loans	149	—	—	—	—
Total nonaccrual loans	3,030	2,252	2,221	2,068	3,424
Delinquent loans (>90 days) accruing interest (1)	635	—	—	—	—
Total non-performing loans	3,665	2,252	2,221	2,068	3,424
Other real estate owned:
One- to four-family residential	65	193	—	—	—
Commercial	—	—	—	500	600
Total other real estate owned	65	193	—	500	600
Total nonperforming assets	$3,730	$2,445	$2,221	$2,568	$4,024
Performing troubled debt restructurings	$3,027	$3,383	$3,433	$4,172	$10,115
Total nonperforming loans to total loans(2)	0.75%	0.56%	0.66%	0.72%	1.36%
Total nonperforming assets to total assets	0.61%	0.46%	0.46%	0.67%	1.12%

(1)	Represents one residential mortgage loan.
(2)	Total loans exclude loans held for sale and include net deferred loan costs and fees, and purchase premiums.

Interest income that would have been recorded for the year ended December 31, 2018 had nonaccruing loans been current according to their original terms amounted to $174,000. Income related to nonaccrual loans included in interest income for the year ended December 31, 2018 amounted to $120,000.

Classified Loans. Federal regulations require us to review and classify assets on a regular basis. In addition, the FDIC and the Massachusetts Commissioner of Banks have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When management classifies an asset as substandard or doubtful, a specific allowance for loan losses may be established. If management classifies an asset as loss, an amount equal to 100.0% of the portion of the asset classified loss is charged to the allowance for loan losses. The regulations also provide for a “special mention” category, described as assets that do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention. We utilize an eight-grade internal loan rating system for commercial real estate, construction, and commercial and industrial loans. See Note 3 to the consolidated financial statements.

The following table shows the aggregate amounts of our regulatory classified loans, consisting of residential real estate, commercial real estate, construction, commercial and industrial loans and consumer loans, at the dates indicated.

	December 31,
	2018	2017
	(In thousands)
Classified assets:
Substandard	$2,519	$911
Doubtful	149	—
Loss	—	—
Total classified assets	$2,668	$911
Special mention	$1,343	$2,512

Six special mention loans totaling $658,000 and seven special mention loans totaling $958,000 at December 31, 2018 and 2017, respectively, were on nonaccrual.

Other than as disclosed in the above tables, there are no other loans where management has information indicating that there is serious doubt about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	December 31, 2018			December 31, 2017
	30-59 Days	60-89 Days	90 Days or	30-59 Days	60-89 Days	90 Days or
(In thousands)	Past Due	Past Due	More Past Due	Past Due	Past Due	More Past Due
Real estate loans:
One- to four-family residential	$1,519	$833	$1,042	$737	$—	$—
Commercial	—	—	—	—	—	—
Home equity loans and lines of credit	520	—	407	96	—	247
Construction	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Consumer loans	25	4	—	—	—	—
Total	$2,064	$837	$1,449	$833	$-	$247

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

We identify loans that may need to be charged-off as a loss by reviewing all impaired loans and related loss analyses. Loan losses are charged against the allowance when we believe the uncollectability of the loan balance is confirmed. A borrower’s inability to make payments under the terms of the loan and a shortfall in collateral value would generally result in our charging off the loan to the extent of the loss deemed to be confirmed.

At December 31, 2018, our allowance for loan losses was $4.4 million, or 0.91% of total loans and 121.1% of nonperforming loans. At December 31, 2017, our allowance for loan losses was $3.7 million, or 0.92% of total loans and 166.0% of nonperforming loans. Nonperforming loans at December 31, 2018 were $3.7 million, or 0.75% of total loans, compared to $2.3 million, or 0.56% of total loans, at December 31, 2017. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	December 31, 2018			December 31, 2017
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$1,092	24.61%	50.69%	$854	22.85%	49.29%
Commercial	1,648	37.14%	23.35%	1,620	43.35%	24.53%
Home equity loans and lines of credit	292	6.58%	8.95%	359	9.61%	9.68%
Construction	765	17.24%	8.66%	351	9.39%	6.30%
Commercial and industrial loans	265	5.97%	4.37%	335	8.96%	6.15%
Consumer loans	375	8.46%	3.98%	218	5.84%	4.05%
Total	$4,437	100.00%	100.00%	$3,737	100.00%	100.00%

Analysis of Loan Loss Experience. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2018	2017
	(In thousands)
Allowance at beginning of period	$3,737	$3,271
Provision for loan losses	762	540
Charge offs:
Real estate loans:
One- to four-family residential	—	—
Commercial	(2)	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	(119)	(153)
Total charge-offs	(121)	(153)

Recoveries:
Real estate loans:
One- to four-family residential	41	23
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	35
Consumer loans	18	21
Total recoveries	59	79
Net charge-offs	(62)	(74)
Allowance at end of period	$4,437	$3,737
Total loans outstanding(1)	$488,283	$404,110
Average loans outstanding	$471,849	$388,623
Allowance for loan losses as a percent of total loans outstanding(1)	0.91%	0.92%
Net loans charged off as a percent of average loans outstanding	0.01%	0.02%
Allowance for loan losses to nonperforming loans	121.06%	165.94%

(1)	Total loans exclude loans held for sale and include net deferred loan costs and fees, and purchase premiums.

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

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2018.

Investment Securities. The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2018		2017		2016
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
Debt securities:
U.S. Government-sponsored enterprises	$3,999	$3,981	$3,999	$4,025	$3,999	$4,081
Corporates	1,524	1,512	2,005	2,024	3,044	3,080
Municipals	1,489	1,507	12,707	12,868	13,857	14,055
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	26,989	26,306	18,729	18,397	21,130	20,722
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	9,094	8,607	14,451	14,061	14,676	14,178
U.S. Government guaranteed	1,796	1,763	2,132	2,126	9,589	9,457
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,642	1,625	1,871	1,878	2,127	2,155
U.S. Government-guaranteed	4,839	4,737	5,760	5,664	368	371
Mutual fund	518	518	545	533	545	538
Total securities available-for-sale	$51,890	$50,556	$62,199	$61,576	$69,335	$68,637

We classify all of our securities as available-for-sale. We do not engage in securities trading or derivatives activities in carrying out our investment strategies.

The following table sets forth the stated maturities and weighted average yields of investment securities, all of which are classified as available-for-sale, at December 31, 2018. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Debt securities:
U.S. Government- sponsored enterprises	$—	—	$3,999	2.27%	$—	—	$—	—	$3,999	2.27%
Corporates	—	—	1,524	2.95%	—	—	—	—	1,524	2.95%
Municipals(1)	—	—	650	5.62%	839	4.85%	—	—	1,489	5.19%
Residential mortgage- backed securities:
U.S. Government- sponsored enterprises	—	—	—	—	880	2.90%	26,109	2.73%	26,989	2.74%
Commercial mortgage- backed securities:
U.S. Government- sponsored enterprises	—	—	—	—	9,094	2.08%	—	—	9,094	2.08%
U.S. Government- guaranteed	—	—	—	—	—	—	1,796	2.76%	1,796	2.76%
Collateralized mortgage obligations:
U.S. Government- sponsored enterprises	—	—	—	—	608	2.68%	1,034	2.71%	1,642	2.70%
U.S. Government- guaranteed	—	—	—	—	—	—	4,839	2.28%	4,839	2.28%
Mutual fund(2)	—	—	—	—	—	—	518	2.64%	518	2.64%
Total securities available-for-sale	$—	—	$6,173	2.79%	$11,421	2.38%	$34,296	2.67%	$51,890	2.62%

(1)	Yields for municipal investments are not presented on a tax equivalent basis.
(2)	Investment in the mutual fund has no stated maturity and, accordingly, is presented herein with other investments maturing in more than 10 years.

U.S. Government - Sponsored Enterprises. At December 31, 2018, we had U.S. government and agency securities totaling $4.0 million, which constituted 7.9% of our securities portfolio. While these securities may provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Corporate Debt Securities. At December 31, 2018, we had corporate debt securities totaling $1.5 million, which constituted 2.9% of our securities portfolio. All of our corporate debt securities are investment grade and have maturities of less than 5 years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities.

Municipal Securities. At December 31, 2018, we had municipal securities totaling $1.5 million, which constituted 2.9% of our securities portfolio. All of our current municipal securities have maturities of less than 10 years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Mortgage-Backed Securities. At December 31, 2018, we had residential mortgage-backed securities totaling $27.0 million, which constituted 52.0% of our securities portfolio, and commercial mortgage-backed securities totaling $10.9 million, which constituted 21.0% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” pro-rata based on each investor’s respective interest in the security, net of certain costs, including servicing and guarantee fees.  Residential mortgage-backed securities typically are collateralized by pools of one- to four-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. Commercial mortgage-backed securities typically are collateralized by pools of commercial mortgage loans. The issuers of such securities pool and resell the participation interests in the form of securities to investors, such as Envision Bank.  The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a U.S. government agency or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

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

Collateralized Mortgage Obligations. At December 31, 2018, we had collateralized mortgage obligations issued by U.S. government-sponsored enterprises totaling $1.6 million, which constituted 3.2% of our securities portfolio, and collateralized mortgage obligations guaranteed by a U.S. government agency totaling $4.8 million, which constituted 9.3% of our securities portfolio.

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

Other Securities. We held common stock of the Federal Home Loan Bank of Boston in connection with our borrowing activities totaling $4.7 million at December 31, 2018. The Federal Home Loan Bank of Boston common stock is carried at cost. We may be required to purchase additional Federal Home Loan Bank of Boston stock if we increase borrowings in the future.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. At December 31, 2018, our balance in bank-owned life insurance totaled $8.3 million and was issued by six insurance companies, all of which were rated A- or better by A.M. Best Company.

Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Deposits are attracted from within our market area by sales efforts of our commercial loan and retail officers, advertising, and through our website. We offer a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts, and certificates of deposit. We also utilize brokered deposits to help fund loan growth.

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

Deposits. The following table sets forth the average balances and weighted average rates of our deposit products at the dates indicated.

	For the Year Ended December 31,
	2018			2017			2016
(Dollars in thousands)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Deposit type:
Non-interest bearing demand	$62,350	15.25%	—	$61,871	17.22%	—	$45,142	13.35%	—
NOW	42,449	10.38%	0.25%	46,259	12.88%	0.47%	55,773	16.49%	0.31%
Money market deposits	67,817	16.59%	1.20%	56,535	15.74%	0.49%	44,937	13.28%	0.38%
Regular and other savings	103,228	25.25%	0.18%	103,670	28.86%	0.16%	99,764	29.50%	0.15%
Term certificates	132,984	32.53%	1.87%	90,879	25.30%	0.99%	92,597	27.38%	0.92%
Total	$408,828	100.00%	0.88%	$359,214	100.00%	0.43%	$338,213	100.00%	0.40%

The Bank began to utilize brokered deposits in 2017. The average balance of brokered money market deposits was $9.8 million in 2018 and $4.5 million in 2017. The average balance of brokered certificates of deposit was $30.8 million in 2018 and $0 in 2017.

The following table sets forth our term certificates classified by interest rate as of the dates indicated.

	At December 31,
(Dollars in thousands)	2018	2017	2016
0.00% - 1.00%	$29,330	$41,695	$48,406
1.01 - 2.00%	57,582	51,454	40,716
2.01 - 3.00%	68,813	267	768
3.01 - 4.00%	2,305	—	—
Total	$158,030	$93,416	$89,890

The following table sets forth the amount and maturities of our term certificates by interest rate at December 31, 2018.

	Amount Due
(Dollars in thousands)	Less than One Year	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Four Years	More than Four Years	Total	% of Total Certificate Accounts
0.00 - 1.00%	$22,878	$4,914	$614	$924	$—	$29,330	19%
1.01 - 2.00%	35,052	9,014	4,827	7,558	1,131	57,582	36%
2.01 - 3.00%	31,236	26,919	5,038	5,620	—	68,813	44%
3.01 - 4.00%	—	—	2,305	—	—	2,305	1%
Total	$89,166	$40,847	$12,784	$14,102	$1,131	$158,030	100%

As of December 31, 2018, the aggregate amount of our term certificates in amounts greater than or equal to $100,000 was $103.2 million. The following table sets forth the maturity of these certificates as of December 31, 2018.

(In thousands) Maturity Period	Amount
Three months or less	$22,581
Over three through six months	10,237
Over six through twelve months	26,240
Over twelve months	44,116
Total	$103,174

Borrowings. We may utilize advances from the Federal Home Loan Bank of Boston (“FHLBB”) to supplement our supply of investable funds. The FHLBB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLBB and are authorized to apply for advances on the security of such stock and certain of our residential and commercial real estate loans. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLBB’s assessment of the institution’s creditworthiness. At December 31, 2018 and December 31, 2017, we had $89.0 million and $76.0 million in outstanding advances from the FHLBB, respectively. At December 31, 2018 and December 31, 2017, based on available collateral and our ownership of FHLBB stock, and based upon our internal policy, we had access to additional FHLBB advances of up to $90.3 million and $67.6 million, respectively. We also have a $4.2 million available line of credit with FHLBB and a $7.5 million available line of credit with a correspondent bank at December 31, 2018. We had no borrowings outstanding under either of these lines of credit at December 31, 2018 and 2017. Advances from the FHLBB are secured by a blanket pledge agreement on the Bank’s qualified collateral, defined principally as 75% of the carrying value of pledged first mortgage loans on owner-occupied residential property and 60% on pledged commercial real estate loans.

The following table sets forth information concerning balances and interest rates on our short-term FHLBB borrowings at the dates and for the periods indicated.

	At or for the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Balance outstanding at end of period	$82,684	$64,739	$19,898
Average amount outstanding during the period	$63,552	$34,656	$15,497
Maximum outstanding at any month end	$108,819	$64,739	$19,898
Weighted average interest rate during the period	2.11%	1.31%	0.77%
Weighted average interest rate at end of period	2.55%	1.59%	0.80%

Personnel

As of December 31, 2018, we had 199 total employees, including 188 full-time and 11 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Envision Bank has seven wholly-owned subsidiaries. Cabot Security Corporation is a Massachusetts securities corporation formed to hold certain of our investment securities for tax purposes. Randolph Investment Company, Inc., Randolph Investment II Company, Inc., and Randolph Investment III Company, Inc. are Massachusetts corporations formed to hold certain real estate owned. First Eastern Mortgage Corporation is an inactive Massachusetts corporation. Prime Title Services, Inc. is a Massachusetts corporation that provides mortgage loan closing services. First Realty Acquisition Corporation is a Massachusetts corporation that acquires, holds, manages, and disposes of real property in satisfaction of debts.

Supervision and Regulation

General

Envision Bank is a Massachusetts stock savings bank and is the wholly-owned subsidiary of Randolph Bancorp, Inc., a Massachusetts corporation, which is a registered bank holding company. Envision Bank’s deposits are insured up to applicable limits by the FDIC and by the Depositors Insurance Fund established by the Massachusetts General Laws for amounts in excess of the FDIC insurance limits. Envision Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency and state regulator, and by the FDIC, as its federal regulator and deposit insurer. Envision Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition. Envision Bank must also obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. Envision Bank must comply with consumer protection regulations issued by the Consumer Financial Protection Bureau (CFPB). Envision Bank is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the 12 regional banks in the Federal Home Loan Bank System.

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

Capital. When it reaches $3 billion in total consolidated assets, we believe Randolph Bancorp, Inc. will be subject to the Federal Reserve’s capital adequacy regulations for bank holding companies (on a consolidated basis). These capital standards have historically been similar to, though less stringent than, those of the FDIC for Envision Bank. Subject to certain exceptions, including an exception for bank holding companies with less than $1 billion of assets, the Dodd-Frank Act, requires the Federal Reserve to establish, for all bank holding companies, minimum consolidated capital requirements that are as stringent as those required for insured depository institutions. Under regulations enacted by the Federal Reserve and generally effective January 1, 2015, all such bank holding companies are subject to regulatory capital requirements that are the same as or more stringent than the capital requirements applicable to Envision Bank. These capital requirements include provisions that, when applicable, might limit the ability of Randolph Bancorp, Inc. to pay dividends to its shareholders or repurchase its shares. See “—Federal Banking Regulation—Capital Requirements.” We believe Randolph Bancorp, Inc. is not subject to the new capital requirements as its total consolidated assets are below $3 billion, and we believe it otherwise meets the requirements of the Federal Reserve’s small bank holding company policy statement, including certain qualitative requirements with respect to nonbanking activities, off-balance sheet activities, and publicly-registered debt and equity. The small bank holding company policy statement generally facilitates the transfer of ownership of small community banks by allowing their holding companies to operate with higher levels of debt than would otherwise be permitted.

Source of Strength. Federal Reserve policy requires bank holding companies to act as a source of financial and managerial strength to their depository institution subsidiaries. The Dodd-Frank Act codified the requirement that holding companies act as a source of financial strength. As a result, Randolph Bancorp, Inc. is expected to commit resources to support Envision Bank, including at times when Randolph Bancorp, Inc. may not be in a financial position to provide such resources.

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

Capital Requirements. The FDIC currently requires federally insured state-chartered banks that are not members of the Federal Reserve System, or state non-member banks, to meet minimum capital standards: a 4.5% Tier 1 common equity to risk-weighted assets ratio, a 6.0% Tier 1 equity to risk weighted assets ratio, an 8.0% total capital to risk-weighted assets ratio and a leverage ratio of 4.0%. Additionally, subject to a transition schedule that began in 2016, the FDIC’s capital rules require Envision Bank to establish a capital conservation buffer of Tier I common equity in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 1.875% of total risk weighted assets December 31, 2018, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. If Randolph Bancorp, Inc. becomes subject to the Federal Reserve’s capital adequacy rules for bank holding companies, then Randolph Bancorp, Inc. would also become subject to a similar capital conservation buffer requirement that could restrict its ability to pay dividends, pay discretionary bonuses and/or engage in share repurchases. The capital conservation buffer is required to be fully implemented by January 1, 2019. Under the capital rules, risk-based capital ratios are calculated by dividing Common Equity Tier 1, Tier 1, and total risk-based capital, respectively, by risk-weighted assets. On- and off-balance exposures are assigned to various risk-weight categories based primarily on relative risk.

Under the FDIC’s rules, an FDIC supervised institution, such as Envision Bank is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Envision Bank is currently considered “well capitalized” under this standard.

Dividends. A state non-member bank may not make a capital distribution that would reduce its regulatory capital below the amount required by the FDIC’s regulatory capital regulations or for the liquidation account established in connection with its conversion to stock form. In addition, Envision Bank’s ability to pay dividends may be limited if Envision Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of Randolph Bancorp, Inc. to pay dividends to its shareholders. See “—Capital Requirements.”

Community Reinvestment Act and Fair Lending Laws. All institutions have a responsibility under the Community Reinvestment Act, or the CRA, and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a state non-member bank, the FDIC is required to assess the institution’s record of compliance with the CRA. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. The CRA requires all institutions insured by the FDIC to publicly disclose their rating. Envision Bank received a “Satisfactory” CRA rating in its most recent federal examination.

Massachusetts has its own statutory counterpart to the CRA that is applicable to Envision Bank. The Massachusetts version is generally similar to the CRA but uses a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office, or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Envision Bank’s most recent rating under Massachusetts law was “Satisfactory.”

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

In addition, extensions of credit in excess of certain limits must be approved by Envision Bank’s loan committee or board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

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

Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Growth Act”), which was enacted on May 24, 2018, directs the federal bank regulatory agencies to establish a community bank leverage ratio of tangible capital to average total consolidated assets of not less than 8% or more than 10%. The legislation provides that a qualifying community bank, which the legislation defines as a depository institution or depository institution holding company with total consolidated assets of less than $10 billion, that exceeds the community bank leverage ratio shall be considered to have met the generally applicable leverage capital requirements and the generally applicable risk-based capital requirements. In addition, a depository institution that exceeds the community bank leverage ratio will be regarded as having met the capital ratio requirements that are required in order to be considered well capitalized under Section 38 of the FDIA. The federal banking agencies may exclude institutions from availing themselves of this relief based on the institution’s risk profile, taking into account off-balance sheet exposures, trading assets and liabilities, total notional derivatives exposures, and such other factors as the federal banking agencies determine appropriate. The federal banking agencies have proposed a community bank leverage ratio of 9%, which means that qualifying institutions with a community bank leverage ratio exceeding 9% would be eligible for the relief provided by Section 201 of the Growth Act. The federal banking agencies have also proposed excluding from this relief institutions with levels of off-balance sheet exposures, trading assets and liabilities, mortgage servicing assets and deferred tax assets exceeding certain levels as well as all advanced approaches banking organizations.

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured depository institutions, such as Envision Bank. Deposit accounts in Envision Bank are insured by the FDIC up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

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

On September 30, 2018, the Deposit Insurance Fund Reserve Ratio reached 1.36 percent. Because the reserve ratio has exceeded 1.35 percent small banks such as Envision Bank will receive credits to offset the portion of their assessments that help to raise the reserve ratio from 1.15% to 1.35%. After the reserve ratio reaches 1.38%, the FDIC will automatically apply a small bank’s credits to reduce its regular assessment up to the entire amount of the assessment for each period when the ratio is at or above 1.38%.

Deposit premiums are based on assets. To determine its deposit insurance premium, Envision Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate. On April 26, 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. The rule utilizes the CAMELS rating system, which is a supervisory rating system designed to take into account and reflect all financial and operational risks a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk. Under the final rule each of seven financial ratios and a weighted average of CAMELS component ratings will be multiplied by a corresponding pricing multiplier. The sum of these products will be added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures that are similar to the factors that the FDIC previously considered in assigning institutions to risk categories, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets, and considerations related to asset quality. Assessments for established small banks with a CAMELS rating of 1 or 2 range from 1.5 to 16 basis points, after adjustments, while assessment rates for established small banks with a CAMELS composite rating of 4 or 5 range from 11 to 30 basis points, after adjustments. Assessments for established small banks with a CAMELS rating of 3 range from 3 to 30 basis points.

In addition to the FDIC assessments, the Financing Corporation, or FICO, is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. As of September 30, 2018, the annualized FICO assessment was equal to 0.755 basis points of total assets less tangible capital.

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

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew, or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10.0% of total assets will be subject to increased FDIC deposit insurance premium assessments. However, for institutions that are well capitalized and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits. Section 202 of the Growth Act amends Section 29 of the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions. Specifically, the Growth Act provides that reciprocal deposits received by an agent depository institution that places deposits (other than those obtained by or through a deposit broker) with a deposit placement network are not considered to be funds obtained by or through a deposit broker to the extent the total amount of such reciprocal deposits does not exceed the lesser of $5 billion or 20% of the depository institution’s total liabilities. However, a depository institution that is less than well capitalized may not accept or roll over such excluded reciprocal deposits at a rate of interest that is significantly higher than the prevailing rate in its market area or a national rate cap established by the FDIC.

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

Federal Home Loan Bank System. Envision Bank is a member of the Federal Home Loan Bank of Boston, which is one of the 12 regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank, Envision Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2018, Envision Bank was in compliance with this requirement. Based on redemption provisions of the Federal Home Loan Bank, the stock has no quoted market value and is carried at cost. Envision Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank stock. As of December 31, 2018, no impairment has been recognized.

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

We believe that we have built an infrastructure for future growth and that our initial public offering and the acquisition of First Eastern enable us to generate additional revenues. If we are not successful in generating additional revenues, we may not be able to improve profitability. In addition, we expect to incur expenses related to the implementation of our strategic plan, including branch expansion, hiring initiatives, and the development and marketing of new products and services. We may not be able to successfully implement our strategic plan, and therefore may not operate at a profit or improve profitability in the timeframe that we expect or at all.

The successful implementation of our strategic plan will require, among other things, that we increase our market share by attracting new customers that currently bank at other financial institutions in our market area or adjacent markets. In addition, our ability to successfully grow will depend on several factors, including hiring an experienced loan originators, favorable market conditions, the competitive responses from other financial institutions in our market area, and our ability to maintain high asset quality as we increase our loan portfolio. While we believe we have the management resources and internal systems in place to successfully manage our future growth, growth opportunities may not be available, and we may not be successful in implementing our business strategy. Further, it will take time to implement our business strategy, especially for our lenders to originate enough loans (both for portfolio and for sale in the secondary market) and for our branches to attract enough deposits to generate the revenue needed to offset the associated expenses. Our strategic plan, even if successfully implemented, may not ultimately produce positive results.

We have incurred operating losses in several recent years and our ability to generate future profitability is uncertain.

We incurred a loss of $2.1 million for the year ended December 31, 2018, and experienced losses in five of the six most recent fiscal years. Our ability to achieve future profitability depends upon a number of factors, including our ability to successfully implement our strategic plan and expand our mortgage banking business, our ability to achieve improved operating efficiency, our ability to manage nonperforming and classified assets, general economic conditions, competition with other financial institutions, changes to the interest rate environment that may reduce our profit margins or impair our business strategy, adverse changes in the securities markets, changes in laws or government regulations, changes in consumer spending, borrowing, or saving, and changes in accounting policies, as well as other risks and uncertainties described in this “Risk Factors” section. Because of the numerous risks and uncertainties associated with our business, we are unable to predict the extent of our future profitability.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2018, one- to four-family residential loans comprised $246.8 million, or 50.7%, of our total loan portfolio, and home equity loans and lines of credit comprised $43.5 million, or 8.9%, of our total loan portfolio. One- to four-family residential mortgage lending, whether owner occupied or non-owner occupied, is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

At December 31, 2018, $177.1 million, or 36.4%, of our loan portfolio consisted of commercial real estate, commercial and industrial and construction loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate, commercial and industrial loans, and construction loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. Also, many of our borrowers or related groups of borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. These loans also have greater credit risk than residential real estate for the following reasons:

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

Our net loan portfolio has grown to $483.8 million at December 31, 2018 from $400.4 million at December 31, 2017, $333.0 million at December 31, 2016, and $285.2 million at December 31, 2015. In 2018, 2017, and 2016, as part of our strategy to focus a greater proportion of our interest-earning assets on loans, we grew our residential mortgage loans (first mortgages and home equity loans and lines of credit) by $52.9 million, $23.0 million and $14.7 million (including loans acquired in our acquisition of First Eastern), respectively. In addition, our commercial real estate, commercial and industrial and construction loans increased $28.2 million, or 18.9%, in 2018, $34.8 million, or 30.5%, in 2017; and $29.3 million, or 34.6%, in 2016. It is difficult to assess the future performance of these loans recently added to our portfolio because our relatively limited experience with such loans does not provide us with a significant payment history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings and capital could decrease.

At December 31, 2018, our allowance for loan losses totaled $4.4 million, which represented 0.91% of total loans and 121.1% of our non-performing loans. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which could materially affect our operating results.

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

The building of market share through branch relocations, de novo branching and expansion of our lending capacity could cause our expenses to increase faster than revenues.

We intend to continue to build market share through branch relocations, de novo branching and the expansion of our lending capacity. There can be considerable costs involved in opening branches and expanding our lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, our business expansion may not be successful after establishment.

Loss of deposits or a change in deposit mix could increase our cost of funding.

Deposits are a low cost and stable source of funding.  We compete with banks and other financial intermediaries for deposits. Funding costs may increase if we lose deposits and are forced to replace them with more expensive sources of funding, if customers shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits.  Higher funding costs reduce our net interest margin, net interest income and profitability.

Our wholesale funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to deposits and funds from the repayments and maturities of loans and investments. As we continue to grow, we may become more dependent on these sources, which include FHLBB advances, brokered deposits, listing service deposits, borrowings from the Federal Reserve Bank of Boston, and proceeds from the sale of loans. At December 31, 2018, we had $89.0 million of FHLBB advances outstanding with an additional $90.3 million available borrowing capacity, no borrowings from the Federal Reserve Bank of Boston outstanding with $10,000,000 of available borrowing capacity and $7.5 million of available borrowing capacity under a line of credit with a correspondent bank. Brokered deposits as of December 31, 2018 totaled $60.6 million. If we were no longer considered to be “well capitalized,” as defined by applicable federal regulations, it would materially restrict our ability to acquire and retain brokered deposits in the future and could reduce the maximum borrowing limits we currently have available through the FHLBB and the Federal Reserve Bank of Boston. Additionally, adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

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

We sell in the secondary market longer term, conforming fixed-rate and, to a lesser extent, ARMs that we originate, which provides a significant portion of our noninterest income in the form of gains on the sale of mortgage loans. We also earn revenue from fees we receive for originating mortgage loans and for servicing mortgage loans. As a result of our mortgage servicing business, we have a sizeable portfolio of MSRs which represent the right to service a mortgage loan – collect principal, interest, and escrow amounts – for a fee. We acquire MSRs when we keep the servicing rights after we sell the loans we have originated.

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

Our non-interest expenses totaled $31.7 million and $29.8 million for the years ended December 31, 2018 and 2017, respectively. We continue to analyze our expenses and seek to achieve efficiencies where available. Although we strive to generate increases in both net interest income and non-interest income, our efficiency ratio remains high. Our efficiency ratio totaled 104.3% and 107.3% for the years ended December 31, 2018 and 2017, respectively. Failure to control or maintain our expenses could hurt future profitability.

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

Office Name	Leased or Owned	Year Acquired or Leased	Month of Lease Expiration
Banking Offices:
129 North Main Street Randolph, MA 02368	Owned	1976	N/A
50 South Franklin Street Holbrook, MA 02343	Owned	1997	N/A
497 Washington Street Stoughton, MA 02072	Owned	2017	N/A
87 Sharon Street Stoughton, MA 02072	Leased	1995	March 2020
1 Rockdale Street Braintree, MA 02184	Leased	2018	April 2023
Loan Production Offices:
225 Water Street, Suite B-126 Plymouth, MA 02360	Leased	2015	Tenant at-will
20 Main Street Leominster, MA 01453	Leased	1993	Tenant at-will
875 State Road Westport, MA 02790	Leased	2007	December 2020
167 South River Road, Unit 1 Bedford, NH 03110	Leased	2008	Tenant at-will
276 Turnpike Road Route 9 East, Westborough, MA 01581	Leased	2018	December 2021
1053 Riverdale St. Suite E, West Springfield, MA 01090	Leased	2018	January 2023
2400 Boston Road Unit 4, Wilbraham, MA 01095	Leased	2018	December 2021
Administrative Offices/Lending Centers:
300 Brickstone Square, Andover, MA 01810	Leased	2017	March 2023
999 South Washington Street North Attleboro, MA 02760	Leased	2014	February 2022
10 Cabot Place Stoughton, MA 02072	Leased	2016	January 2021

Item 3. Legal Proceedings.

(a)	We are not currently a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations, or cash flows.
(b)	Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Randolph Bancorp, Inc.’s common stock trades on the NASDAQ Global Market under the symbol RNDB.

Holders

At February 28, 2019, there were approximately 235 holders of record of the Randolph Bancorp, Inc.’s common stock. We believe the number of beneficial owners of our common stock is greater than the number of record holders as a large amount of our common stock is held of record through brokerage firms in “street name”.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2018 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance. Additional information regarding stock-based compensation plans is presented in Note 12 in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

	Number of Securities to be Issued Upon Exercise of Outstanding Option, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Share-Based Compensation Plans
Equity Compensation Plans Approved by Security Holders	312,705	$14.78	274,167
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	312,705	$14.78	274,167

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table sets forth information with respect to any purchases by or on behalf of the Company during the indicated periods under the stock repurchase program originally announced on September 15, 2017. Under the repurchase program, the Company may purchase up to 539,354 shares of its common stock, or approximately 5% of its outstanding shares. This program may be suspended or terminated at any time without prior notice and it is currently set to expire on September 14, 2019. The timing of purchases will depend on certain factors, including but not limited to, market condition and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2018 – October 31, 2018	27,377	$16.00	74,877	511,977
November 1, 2018 – November 30, 2018	33,000	$15.14	107,877	478,977
December 1, 2018 – December 31, 2018	10,000	$14.25	117,877	468,977
	70,377	$15.35	117,877	468,977

Through December 31, 2018, the average price paid per share in connection with the stock repurchase program is $15.54.

Item 6. Selected Financial Data.

Not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help readers understand the financial performance of Randolph Bancorp, Inc. and its subsidiary through a discussion of the factors affecting its financial condition at December 31, 2018 and December 31, 2017, and its results of operations for the years then ended. This section should be read in conjunction with the consolidated financial statements of Randolph Bancorp, Inc. and notes thereto that appear elsewhere in this report.

Overview

Our results of operations depend primarily on net interest income and gains on the sale of mortgage loans. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. Our interest-earning assets consist primarily of residential mortgage loans, commercial real estate loans, commercial and industrial loans, home equity loans and lines of credit, construction loans, consumer loans and investment securities. Interest-bearing liabilities consist primarily of deposit accounts, including brokered deposits and borrowings from the FHLBB. Gains on the sale of mortgage loans result from the sale of such loans in the secondary mortgage market and to other financial institutions. The amount of these gains is dependent on the volume of our loan originations.

Critical Accounting Policies

Certain of our accounting policies are important to the presentation of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our significant accounting policies are discussed in detail in Note 1 to our Consolidated Financial Statements included elsewhere in this report.

The Jumpstart Our Business Startups (“JOBS”) Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. Our status as an emerging growth company is scheduled to end on December 31, 2021 provided that no disqualifying conditions have previously been triggered.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover incurred losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as either additional information becomes available or circumstances change. The allowance for loan losses is allocated to loan types using both a formula-based approach applied to groups of loans (general component) and an analysis of certain individual loans for impairment (allocated component). Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the Massachusetts Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments using information available to them at the time of their examination. See Notes 1 and 3 to our consolidated financial statements included in this report.

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

We do not have any uncertain tax positions at December 31, 2018 and 2017 which require accrual or disclosure. We record interest and penalties as part of income tax expense. Interest and penalties recorded for the years ended December 31, 2018 and 2017 were not significant.

Comparison of Financial Condition at December 31, 2018 and 2017 - Consolidated

Total Assets. Total assets increased $82.4 million, or 15.5%, to $614.3 million at December 31, 2018 from $531.9 million at December 31, 2017. The growth in assets was concentrated in our loan portfolio which increased by $83.5 million, or 20.8%, and was funded by an increase of $70.3 million in deposits, including a $53.6 million increase in brokered deposits, and $13.1 million of additional net advances from the FHLBB.

Investment Securities. Investment securities, all of which are classified as available for sale, decreased $11.0 million, or 17.9%, to $50.6 million at December 31, 2018 from $61.6 million at December 31, 2017. At December 31, 2018, investment securities represented 8.2% of total assets compared to 11.6% at December 31, 2017. This decrease is a consequence of our strategic shift to investing a higher proportion of interest-earning assets in loans. Investment securities as a percentage of total assets are slightly below the low end of our target range of 10%. We regularly evaluate the diversification of our interest-earning assets in terms of both liquidity and yield and consider changes in our target levels for both investments and loans taking into consideration both on-and off-balance sheet sources of liquidity.

Loans Held for Sale. We are actively involved in the secondary mortgage market and designate the majority of our residential first mortgage loan production for sale. Total originations of one-to four-family residential mortgage loans for sale in the secondary mortgage market were $393.3 million in 2018 and $398.7 million in 2017. While the production of loans saleable in the secondary market declined by 1%, overall residential mortgage loan production increased 13% in 2018 due principally to an increase in the number of the Bank’s loan originators. During 2018, a higher proportion of originations were placed in portfolio rather than being sold. For the years ended December 31, 2018 and 2017, refinanced residential mortgage loans accounted for 25% and 28%, respectively, of overall residential mortgage loan production.

At December 31, 2018, loans held for sale, which consist of closed residential first mortgage loans which the Bank intends to sell to investors, totaled $38.5 million compared to $25.4 million at December 31, 2017. Included in loans held for sale at December 31, 2018 are $6.8 million of loans not readily saleable to the GSEs due to one or more exceptions to their requirements. The Bank expects to sell these loans in 2019 to other financial institutions.

Net Loans. Net loans increased $83.5 million, or 20.8%, to $483.8 million at December 31, 2018 from $400.4 million at December 31, 2017. Of this increase, $52.9 million, $16.8 million and $14.9 million was due to growth in residential mortgage loans (including home equity lines of credit), construction loans and commercial real estate loans, respectively. This growth reflects the continuation of strong local market conditions aided by the favorable interest rate environment that prevailed throughout the year as well as our strategic focus on loan growth. Commercial and industrial loans decreased $3.5 million during 2018 due primarily to repayments on loan participations acquired in 2017. No new participations were acquired in 2018. Consumer loans increased $3.1 million during 2018 due to purchases of auto loans to undocumented immigrants originated by a third party specializing in such loans.

Mortgage Servicing Rights. MSRs increased $1.4 million to $7.8 million at December 31, 2018 from $6.4 million at December 31, 2017. This increase was due to the retained servicing rights associated with 2018 residential loan originations sold in the secondary market. The Bank did not sell any MSRs in 2018. We serviced $929.3 million in loans for others at December 31, 2018 compared to $771.4 million at December 31, 2017. The fair value of MSRs was $8.6 million at December 31, 2018.

Deposits. Deposits increased $70.3 million, or 19.2%, to $437.1 million at December 31, 2018 from $366.8 million at December 31, 2017.  Included in this increase was a $53.6 million increase in brokered deposits. The Bank utilized brokered deposits as an alternative to FHLBB advances to a much greater extent in 2018 than in the past due to their more favorable interest rates. Excluding the impact of brokered deposits, deposits increased $16.7 million, or 4.6% in 2018. This retail growth was concentrated in term certificates which increased $14.1 million during 2018 as customers responded to special offerings of such deposits.

FHLBB Advances. FHLBB advances increased $13.1 million to $89.0 million at December 31, 2018 from $76.0 million at December 31, 2017 to help fund loan growth. This increase consisted entirely of short-term borrowings At December 31, 2018, the Company had $90.3 million in available FHLBB advances based on its qualified collateral as of that date.

Total Stockholders’ Equity. Total stockholders’ equity decreased $3.5 million to $78.0 million at December 31, 2018 from $81.5 million at December 31, 2017. This decrease is due to the net loss of $2.1 million, a reduction in the fair value of available for sale securities of $710,000 and stock repurchases of $1.7 million. These decreases were partially offset by equity adjustments associated with the employee stock ownership plan and stock awards totaling $1.0 million. The Company’s Tier 1 capital (to average assets) ratio at December 31, 2018 was 14.08% compared to 15.95% at December 31, 2017.

Comparison of Operating Results for the Years Ended December 31, 2018 and 2017 - Consolidated

General. We recorded a net loss of $2.1 million, or $0.37 per share, for the year ended December 31, 2018 compared to a net loss of $2.1 million, or $0.39 per share, for the year ended December 31, 2017. Results of operations in 2018 and 2017 included the following items:

•

Restructuring charges in our mortgage banking business segment of $1.0 million in 2018 and $594,000 in 2017 attributable to workforce reductions in both years and the consolidation of loan origination functions in our No. Attleboro Operations Center in 2018;

•	Merger and integration costs of $531,000 in 2017 associated with the acquisition of First Eastern;
•	Gain on the sales of two former branch locations of $2.5 million in 2018, and
•	An insurance recovery for personal property damage of $90,000 in 2018.

Exclusive of these items, we would have reported a net loss of $3.7 million in 2018 compared to a net loss of $1.0 million in 2017.

Analysis of Net Interest Income

Net interest income represents the difference between interest we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned on such assets and paid on such liabilities.

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

	For the Year Ended December 31,
	2018			2017			2016
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$471,849	$19,541	4.14%	$388,623	$15,099	3.89%	$328,192	$12,438	3.79%
Investment securities (2) (3)	61,566	1,658	2.69%	68,995	1,920	2.78%	63,258	1,815	2.87%
Interest-earning deposits	6,689	117	1.75%	8,505	100	1.18%	20,460	151	0.74%
Total interest-earning assets	540,104	21,316	3.95%	466,123	17,119	3.67%	411,910	14,404	3.50%
Noninterest-earning assets	26,621			29,304			29,788
Total assets	$566,725			$495,427			$441,698
Interest-bearing liabilities:
Savings accounts	103,228	185	0.18%	103,670	163	0.16%	99,764	149	0.15%
NOW accounts	42,449	205	0.48%	46,259	217	0.47%	55,773	173	0.31%
Money market accounts	67,817	674	0.99%	56,535	277	0.49%	44,937	173	0.38%
Term certificates	132,984	2,006	1.51%	90,879	899	0.99%	92,597	850	0.92%
Total interest-bearing deposits	346,478	3,070	0.89%	297,343	1,556	0.52%	293,071	1,345	0.46%
FHLB advances	71,990	1,518	2.11%	46,019	554	1.20%	33,860	261	0.77%
Total interest-bearing liabilities	418,468	4,588	1.10%	343,362	2,110	0.61%	326,931	1,606	0.49%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	62,350			61,871			45,142
Other noninterest-bearing liabilities	6,295			6,040			6,850
Total liabilities	487,113			411,273			378,923
Total stockholders' equity	79,612			84,154			62,775
Total liabilities and stockholders' equity	$566,725			$495,427			$441,698
Net interest income		$16,728			$15,009			$12,798
Interest rate spread (4)			2.85%			3.06%			3.01%
Net interest-earning assets (5)	$121,636			$122,761			$84,979
Net interest margin (6)			3.10%			3.22%			3.11%

Ratio of interest-earning assets to interest-bearing liabilities	129.07%			135.75%			125.99%

(1)	Includes nonaccruing loan balances and interest received on such loans.
(2)	Includes carrying value of securities classified as available-for-sale, FHLBB stock and investment in the Depositors Insurance Fund.
(3)

Includes tax equivalent adjustments for municipal securities, based on an effective tax rate of 21% for 2018 and 34.0% in 2017 and 2016, of $32,000, $179,000 and $189,000 for 2018, 2017 and 2016, respectively.

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

	For the Year Ended December 31, 2018			For the Year Ended December 31, 2017
	Compared to			Compared to
	Year Ended December 31, 2017			Year Ended December 31, 2016
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to Changes in		Increase	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$3,397	$1,045	$4,442	$2,341	$320	$2,661
Investment securities	(202)	(60)	(262)	161	(56)	105
Interest-earning deposits	(25)	42	17	(114)	63	(51)
Total interest-earning assets	3,170	1,027	4,197	2,388	327	2,715
Interest-bearing liabilities:
Savings accounts	(1)	23	22	6	8	14
NOW accounts	(18)	6	(12)	(33)	77	44
Money market accounts	65	332	397	51	53	104
Term certificates	519	588	1,107	(16)	65	49
Total interest-bearing deposits	565	949	1,514	8	203	211
FHLBB advances	413	551	964	114	179	293
Total interest-bearing liabilities	978	1,500	2,478	122	382	504

Change in net interest income	$2,192	$(473)	$1,719	$2,266	$(55)	$2,211

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $4.2 million, or 24.5%, to $21.3 million in 2018 compared to $17.1 million in 2017. This increase was due to the growth in the average balance of interest-earning assets between years of $74.0 million and an increase in average yield of 28 basis points from 3.67% in 2017 to 3.95% in 2017. The increase in yield is a consequence of the Company’s continuing emphasis on loan growth as well as rising short and long-term interest rates over the past two years. In 2018, loans represented 83.3% of total average assets compared to 78.4% in 2017.

Interest Expense. Interest expense increased $2.5 million, or 117.4%, to $4.6 million in 2018 compared to $2.1 million in 2017. This increase was due to an increase of $75.1 million in the average balance of interest-bearing liabilities and a 49 basis points increase in the cost of funds from 0.61% in 2017 to 1.10% in 2018. This increase was primarily caused by greater utilization of higher cost wholesale funding (brokered certificates of deposits and FHLBB advances) to fund loan growth. In 2018, certificates of deposit (both retail and brokered) and FHLBB advances represented 49.0% of total average interest-bearing liabilities compared to 39.9% in 2017. The cost of certificates of deposit increased 52 basis points in 2018 while the cost of FHLBB advances increased 91 basis points. The increasing cost of funds, especially wholesale funding, is mainly attributable to the eight increases totaling 2.0% instituted by the Federal Reserve Board over the past 25 months in the federal funds rate.  The cost of money market accounts increased 50 basis points in 2018 as a result of the Federal Reserve’s actions and the competition, based largely on interest rates, for such deposits in our local market.

\

Net Interest Income. Net interest income increased $1.7 million, or 11.8%, to $16.7 million in 2018 compared to $15.0 million in 2017. This improvement resulted from the growth in average interest-earning assets of $74.0 million, partially offset by the decrease in the net interest margin of 12 basis points to 3.10% in 2018 from 3.22% in 2017. The decrease in net interest margin reflects the increasing utilization of short-term wholesale funding to support loan growth and the flattening yield curve which prevailed throughout 2018.

Provision for Loan Losses. Based on the application of our loan loss methodology, as described in the notes to the consolidated financial statements presented elsewhere in this report, we recorded a provision for loan losses of $762,000 in 2018 and $540,000 in 2017. The provisions in 2018 and 2017 were primarily the result of loan growth of approximately 20% experienced in both years. Internal measures of asset quality, including delinquency data, loan charge-offs, classified loan balances and nonaccrual loan balances have remained positive reflecting the strength of the regional and local economy. The increase of $222,000 in the provision for loan losses between years is primarily a result of an allocated allowance for a consumer loan. The allowance for loan losses as a percentage of total loans at December 31, 2018 was 0.91% compared to 0.92% at December 31, 2017.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities decreased $1.6 million, or 17.6%, to $7.5 million in 2018 compared to $9.2 million in 2017. This decrease was primarily caused by the declining profit margin realized on loan sales throughout 2018.  This margin compression was due to a number of factors including competitive pressures as banks and other lenders competed based on rate to maintain market share, lower demand for FHA loans which have a higher profit margin than conforming conventional mortgage loans, and a softening in pricing for mortgage-backed securities used to package the conventional mortgage loans we sell to the secondary market. Also contributing to the decrease in the net gain on loan origination and sale activities was a lower volume of loan sales. During 2018, residential mortgage loan sales totaled $383.2 million compared to $403.8 million in 2017.

Other Non-interest Income. Non-interest income, excluding the net gain on loan origination and sale activities, increased $2.3 million to $6.1 million in 2018 compared to $3.8 million in 2017. In 2018, we recognized gains on the sale of buildings of $2.5 million and an insurance recovery of $90,000 on a property insurance claim. Exclusive of these items, other non-interest income decreased $234,000, or 6.1%, to $3.6 million in 2018 from $3.8 million in 2017. This decrease was principally due to a $209,000 reduction in net mortgage servicing fees in 2018 attributable to a reversal of $334,000 in the valuation allowance for MSRs in 2017 compared to $82,000 in 2018. An impairment write-down of $225,000 in 2017 associated with a former branch office that was relocated in 2018 was largely offset by reductions in non-interest income in 2018 from loan closing services provided to third parties and a state training grant.

Non-interest Expenses. Non-interest expenses increased $1.9 million to $31.7 million in 2018 compared to $29.8 million in 2017. Excluding restructuring charges of $1.0 million in 2018 and $594,000 in 2017, and merger and integration costs of $531,000 in 2017, non-interest expenses increased $2.0 million, or 7.0%, in 2018. This increase was caused in large part by increases in:1) salaries and employee benefits of $1.0 million, or 5.5%; occupancy and equipment expenses of $218,000, or 8.2%; marketing costs of $152,000, or 15.4%; and 4) other non-interest expense of $779,000, or 19.1%. These increases were partially offset by lower spending on data processing and professional fees totaling $246,000, or 11.7%.

The increase in salaries and employee benefits of $1.0 million in 2018 was principally due to transition payments totaling $893,000 expended in adding twenty-four new loan originators in 2018. Also contributing to the increase in salaries and employee benefits was higher commissions expense of $747,000 caused by the 13.6% increase in residential mortgage loan originations in 2018; this increase in loan production led to an increase of $377,000 in deferred loan origination costs partially offsetting the costs of higher commissions. Salaries and employee benefits were also affected by severance pay of $325,000 (not part of the restructuring charge) and $388,000 in additional stock-based compensation associated with the initial awards in October 2017. These increases were partially offset by savings from headcount reductions in late 2017 and 2018 in the Envision Mortgage business segment. Since the beginning of 2017, total headcount, on a full-time equivalent basis, has been reduced from 220 to 194. This reduction is a result of the progressive consolidation of loan origination processing functions to the No. Attleboro Loan Operations Center during the past two years.

Occupancy and equipment expense increased $218,000 to $2.9 million in 2018 compared to $2.7 million in 2017. This increase was primarily attributable to additional rent and depreciation expense associated with the Andover office as well as the relocation of two existing branches to new locations (Stoughton in September 2017 and Braintree in April 2018). These increases were partially offset by savings associated with closure of the Boston branch in August 2018 following significant water damage. Deposit accounts at this branch were transferred to our Braintree location. The former Boston branch location was sold in December 2018.

Marketing expenses increased $152,000 in 2018 principally due to additional advertising spending of $266,000 to promote the new Envision Bank brand launched in March 2018. This spending was partially offset by savings from lower research costs in 2018 compared to 2017 related to the selection of the new name and development of the new brand.

The Company incurred restructuring charges in 2018 and 2017 involving workforce reductions in its mortgage banking operations. The restructuring charge in 2018 also included contractual costs associated with office space no longer being used in Andover following consolidation of residential mortgage loan processing activities in No. Attleboro. The restructuring charges amounted to $1.0 million in 2018, including $727,000 related to unused office space, and $594,000 in 2017.

The Company incurred merger and integration costs directly attributable to the First Eastern acquisition of $531,000 in 2017 consisting of employee severance benefits, system conversion costs and consulting fees.

Other non-interest expenses increased $779,000 to $4.9 million in 2018 from $4.1 million in 2017. This increase was primarily due to additional stock-based compensation costs for directors of $224,000, talent acquisition costs of $143,000, additional costs of $124,000 associated with greater use of technology tools in mortgage banking operations and volume-related cost increases associated with higher residential mortgage loan production and debit card usage.

Income Tax Expense (Benefit). The Company recognized a tax benefit of $443,000 in 2017 compared to a tax provision of $31,000 in 2018. The tax benefit in 2017 resulted from repeal of the Alternative Minimum Tax (“AMT”) beginning in 2018 as set forth in the Tax Act. The Tax Act also provided that existing AMT credit carryforwards become refundable during the period 2018-2021. As a result, the Company reversed the valuation allowance of $462,000 which had been established in prior years and recognized a tax benefit for this amount. The remaining tax provisions of $19,000 in 2017 and $31,000 in 2018 are due to state income taxes.

The Company has a net operating loss (“NOL”) carryforward at December 31, 2018 of $13.6 million. Since 2014, the NOL carryforward, as well as other net deferred tax assets, have been subject to a full valuation allowance, which amounted to $3.2 million at December 31, 2018 and $2.8 million at December 31, 2017.

Segments. The Company has two reportable segments: Envision Bank and Envision Mortgage. Revenue from Envision Bank consists primarily of interest earned on loans and investment securities and customer service fees on deposit accounts. Revenue from Envision Mortgage consists primarily of gains on loan origination and sales activities, loan servicing income and interest income on loans held for sale and residential construction loans. Also included in Envision Mortgage’s revenues is income on loan originations that are retained in Envision Bank’s loan portfolio and loan servicing fees on these loans. This inter-segment profit is eliminated in consolidation. The following table presents a comparison of the results of operations for each segment before incomes taxes and elimination of inter-segment profit, and the changes in those results, for the years ended December 31, 2018 and 2017.

	Envision Bank				Envision Mortgage
	Years Ended December 31,		Increase (Decrease)		Years Ended December 31,		Increase (Decrease)
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(in thousands)
Net interest income	$15,664	$13,827	$1,837	13.3%	$1,032	$1,003	$29	2.9%
Provision for loan losses	762	540	222	41.1	—	—	—	—
Net interest income
after provision for loan losses	14,902	13,287	1,615	12.2	1,032	1,003	29	2.9

Non-interest income:
Customer service fees	1,344	1,355	(11)	(0.8)	120	100	20	20.0
Gain on loan origination
and sale activities, net (1)	—	—	—	—	8,859	10,047	(1,188)	(11.8)
Mortgage servicing fees, net	(310)	(258)	(52)	(20.2)	1,574	1,731	(157)	(9.1)
Gain on sales of buildings	2,476	—	2,476	NA	—	—	—	—
Other	520	408	112	27.5	420	476	(56)	(11.8)
Total non-interest income	4,030	1,505	2,525	167.8	10,973	12,354	(1,381)	(11.2)

Non-interest expenses:
Salaries and employee benefits	6,793	6,243	550	8.8	12,972	12,488	484	3.9
Occupancy and equipment	1,507	1,392	115	8.3	1,366	1,263	103	8.2
Restructuring charges	—	—	—	—	968	594	374	63.0
Merger and integration costs	—	19	(19)	NA	—	512	(512)	NA
Other non-interest expenses	4,476	3,955	521	13.2	3,590	3,356	234	7.0
Total non-interest expenses	12,776	11,609	1,167	10.1	18,896	18,213	683	3.8
Income (loss) before income taxes and
elimination of inter-segment profit	$6,156	$3,183	$2,973	93.4%	$(6,891)	$(4,856)	$(2,035)	(41.9)%

Total Assets	$526,871	$468,515	$58,356	12.5%	$87,469	$63,377	$24,092	38.0%

NA - Not applicable

Envision Bank Segment

The Envision Bank segment had income before income taxes and elimination of inter-segment profit of $6.2 million for the year ended December 31, 2018 compared to $3.2 million for the year ended December 31, 2017. Included in the results for 2018 were a gain on the sales of two former branch locations of $2.5 million and an insurance recovery of $90,000. Excluding these items, Envision Bank’s operating results increased by $407,000, or 12.8%, from $3.2 million in 2017 to $3.6 million in 2018.

The improvement in Envision Bank’s operating results in 2018 was driven by an increase in net interest income of $1.8 million, or 13.3%, due to loan portfolio growth. Partially offsetting the increase in net interest income were increases in the provision for loan losses and non-interest expenses. The growth in the loan portfolio led to an increase in the provision for loan losses which increased $222,000 from $540,000 in 2017 to $762,000 in 2018. Non-interest expenses increased $1.2 million, or 10.1%, from $11.6 million in 2017 to $12.8 million in 2018. This increase was principally due to: 1) additional stock-based compensation associated with the initial restricted stock grants and stock awards made in October 2017 under the Company’s 2017 Stock Option and Incentive Plan; 2) severance pay unrelated to the 2018 restructuring; 3) additional occupancy and equipment costs associated with the Stoughton branch (opened in September 2017) and the Braintree branch (opened in April 2018); and 4) higher marketing costs in connection with the re-branding to Envision Bank.

Total assets attributable to the Envision Bank segment increased $58.4 million, or 12.5%, to $526.9 million at December 31, 2018 from $468.5 million at December 31, 2017. During 2018, Envision Bank’s loan portfolio (excluding residential construction loans which are included in the Envision Mortgage segment) increased $75.2 million, which was partially offset by an $11.0 million decrease in investment securities. These changes reflect the Bank’s strategic intent of investing a higher proportion if its interest-earning assets in loans.

Envision Mortgage Segment

The Envision Mortgage segment incurred a loss before income taxes and elimination of inter-segment profit of $6.9 million for the year ended December 31, 2018 and $4.9 million for the year ended December 31, 2017. Included in these results were restructuring charges of $1.0 million in 2018 and $594,000 in 2017 attributable to workforce reductions in both years and the consolidation of loan origination functions in our No. Attleboro Operations Center in 2018. The results for 2017 also included merger and integrations costs of $512,000 associated with the First Eastern acquisition. Excluding these items, Envision Mortgage’s net loss before income taxes and elimination of inter-segment profit increased by $2.2 million to $5.9 million in 2018 from $3.7 million in 2017.

The net gain on loan origination and sale activities, the principal source of revenue for Envision Mortgage, decreased $1.2 million to $8.9 million in 2018 from $10.0 million in 2017. Excluding income recognized by Envision Mortgage on the placement of loans in the Envision Bank loan portfolio, the net gain on loan origination and sale activities decreased $1.6 million, or 17.6%, to $7.5 million in 2018 from $9.2 million in 2017. This decrease was primarily caused by the declining profit margin realized on loan sales throughout 2018. This margin compression was due to a number of factors including competitive pressures as banks and other lenders competed based on rate to maintain market share, lower demand for FHA loans which have a higher profit margin than conforming conventional mortgage loans, and a softening in pricing for mortgage-backed securities used to package the conventional mortgage loans we sell to the secondary market. Also contributing to this decrease was a lower volume of loan sales to third parties. During 2018, residential mortgage loan sales totaled $383.2 million compared to $403.8 million in 2017.

Also contributing to the increase in the 2018 net loss was a reduction in non-interest income, exclusive of the net gain on loan origination and sale activities, of $193,000 in 2018. This decrease is principally due to a $157,000 decrease in Envision Mortgage’s net servicing fee income in 2018, including loan servicing fees charged to Envision Bank. This decrease was primarily due to a reversal of $334,000 in the valuation allowance for MSRs in 2017 compared to $82,000 in 2018.

Non-interest expenses of Envision Mortgage increased $683,000 to $18.9 million in 2018 from $18.2 million in 2017. Excluding the restructuring charges included in both years and the merger and integration costs incurred in 2017, non-interest expenses increased $821,000, or 4.8%, to $17.9 million in 2018 from $17.1 million in 2017. This increase is due to increases in: 1) salaries and employee benefits of $484,000; 2) occupancy and equipment costs of $103,000; and 3) other non-interest expenses of $234,000.

The increase in salaries and employee benefits was principally due to transition payments totaling $893,000 expended in adding twenty-four new loan originators in 2018, including fourteen in the fourth quarter. Also contributing to this increase was higher commission expense of $747,000 caused by the 13.6% increase in residential mortgage loan originations in 2018; this increase in loan production contributed to an increase of $206,000 in deferred loan origination costs on residential mortgage loans partially offsetting the cost of higher commissions. These increases were partially offset by savings from headcount reductions in late 2017 and 2018. Since the beginning of 2017, Envision Mortgage’s headcount, excluding commissioned loan originators, has been reduced by 21%

(from 63 to 50 full-time equivalents) principally due to the progressive consolidation of loan origination processing functions to the No. Attleboro Loan Operations Center.

The increase of $103,000, or 8.2%, in occupancy and equipment costs in 2018 was caused by additional rent and depreciation expense associated with the Andover Loan Operations Center. Throughout 2018, Envision Mortgage gradually reduced its utilization of this location to approximately 25% of the available space. Of the remaining space, approximately 35% is being subleased and the remainder is being marketed. Included in the restructuring charge of $968,000 in 2018 is $565,000 which is primarily associated with this unused space. In estimating this obligation, the Company assumed that a sub-tenant would occupy this space beginning in April 2020.

Other non-interest expenses increased $234,000, or 7.0%, to $3.6 million in 2018 from $3.4 million in 2017. This increase is primarily due to $124,000 associated with greater use of technology tools and other volume-related cost increases due to higher residential mortgage loan production.

Total assets attributable to the Envision Mortgage segment increased $24.1 million, or 38.0%, to $87.5 million at December 31, 2018 from $63.4 million at December 31, 2017. This increase was principally due to increases in loans held for sale of $13.1 million and residential construction loans of $8.3 million. The increase in loans held for sale resulted principally from increased fourth quarter loan production in 2018 compared to 2017. The increase in residential construction loans is primarily due to the timing of completion of projects.

Non-GAAP Measures

When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business which is derived from the combination of net interest income and non-interest income reduced by the provision for loan losses and non-interest expenses and the impact of income taxes, if any, all as adjusted for any non-core items. The Company’s financial reporting is determined in accordance with GAAP, which sometimes includes items that management believes are unrelated to its core banking business and are not expected to have a material financial impact on operating results in future periods, such as merger and integration costs, restructuring charges and other items. Management computes the Company’s non-GAAP operating earnings, non-interest income as a percentage of total income and the efficiency ratio on an operating basis, which excludes these items, in order to measure the performance of the Company’s core banking business.

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

	Years Ended December 31,
(In thousands)	2018	2017
Net loss - GAAP basis	$(2,086)	$(2,126)
Non-interest income adjustments:
Gain on sales of buildings	(2,476)	—
Gain on insurance recovery	(90)	—

Non-interest expense adjustments:
Restructuring charges	968	594
Merger and integration costs	—	531
Net loss - Non-GAAP basis	$(3,684)	$(1,001)

Management of Market Risk

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be over specified time horizons based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The comparative scenarios assume immediate parallel shifts in the yield curve in increments of 100 basis point rate movements. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3.0% to 4.0% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2018 resulting from potential changes in interest rates. The model is run quarterly and currently is showing shocks from +300 basis points to -200 basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+300	$17,212	(6.2)%
+200	17,605	(4.0)%
+100	18,010	(1.8)%
Level	18,343	—
-100	18,182	(0.9)%
-200	17,633	(3.9)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

Economic Value of Equity Analysis. In order to monitor and manage interest rate risk, we also use the net present value of equity at risk, or NPV, methodology. This methodology calculates the difference between the present value of expected cash flows from assets and liabilities and provides a longer-term view of the Company’s interest rate risk positions by estimating longer-term repricing risk embedded in the balance sheet. As with the net interest income analysis discussed above, the model is run at least quarterly showing shocks ranging from +300 basis points to -200 basis points.

The table below sets forth, as of December 31, 2018, the estimated changes in the Company’s net present value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets (3)
Changes in Interest Rates (basis points)(1)	Estimated EVE(2)	Amount	Percent	EVE Ratio	Changes in Basis Points
	(Dollars in thousands)
+300	$79,190	$(9,547)	(10.8)%	14.1%	(59)
+200	82,508	(6,229)	(7.0)%	14.3%	(34)
+100	86,308	(2,429)	(2.7)%	14.6%	(5)
0	88,737	—	—	14.7%	—
-100	86,361	(2,376)	(2.7)%	14.0%	(69)
-200	77,455	(11,282)	(12.7)%	12.4%	(224)

(1)	Assumes instantaneous parallel changes in interest rates.
(2)	EVE, or Economic Value of Equity at Risk, measures the exposure of the Company’s equity to changes in a forecast interest rate environment.
(3)	EVE Ratio represents EVE divided by the economic value of assets.

The table above indicates that at December 31, 2018, in the event of an instantaneous parallel 200 basis points decrease in interest rates, we would experience a 12.7% decrease in the Economic Value of Equity at Risk. In the event of an instantaneous 300 basis point increase in interest rates, we would experience a 10.8% decrease in Economic Value of Equity at Risk. In all scenarios presented above, the calculated variances are within policy guidelines.

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

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used in) provided by operating activities was ($11.3) million and $5.9 million for the years ended December 31, 2018 and 2017, respectively. Net cash used in investing activities, which consists primarily of disbursements for portfolio loan originations and loan purchases, the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities, proceeds from maturing securities and pay downs on mortgage-backed securities, was $73.4 million and $64.1 million for the years ended December 31, 2018 and 2017, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, brokered deposits and FHLBB advances was $83.0 million and $52.1 million for the years ended December 31, 2018 and 2017, respectively.

At December 31, 2018, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital of $79.8 million, or 14.1% of average assets, which is above the required level of $22.7 million, or 4.00% of average assets, and total risk-based capital of $84.2 million, or 18.7% of risk-weighted assets, which is above the required level of $36.1 million, or 8.00% of risk-weighted assets.

At December 31, 2018, we had outstanding commitments to originate loans of $38.4 million, unadvanced funds on loans of $14.2 million and unused lines of credit of $46.0 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2018 totaled $89.2 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLBB advances listing service deposits or brokered deposits to meet our liquidity needs. Available borrowing capacity at December 31, 2018 was $90.3 million under the blanket pledge agreement with FHLBB. We also have a $4.2 million available line of credit with FHLBB, a $10.0 million available line of credit with the Federal Reserve and a $7.5 million available line of credit with a correspondent bank at December 31, 2018.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see Note 16 to our Consolidated Financial Statements located elsewhere in this report.

For the years ended December 31, 2018 and 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 to our consolidated financial statements included elsewhere in this report.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are presented on the following pages which appear elsewhere herein.

• Report of Independent Registered Public Accounting Firm	F-1

• Consolidated Balance Sheets at December 31, 2018 and 2017	F-2

• Consolidated Statements of Operations For the Years Ended December 31, 2018 and 2017	F-3

• Consolidated Statements of Comprehensive Loss For the Years Ended December 31, 2018 and 2017	F-4

• Consolidated Statements of Changes Shareholders’ Equity For the Years Ended December 31, 2018 and 2017	F-5

• Consolidated Statements of Cash Flows For the Years Ended December 31, 2018 and 2017	F-6

• Notes to Consolidated Financial Statements	F-8

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures as of the end of the period ended December 31, 2018. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

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

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Ofﬁcers and Corporate Governance.

The information in Randolph Bancorp, Inc.’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders under the captions “Proposal 1 – Election of Directors – Information Regarding Directors and Nominees,” “– Biographical Information Regarding Executive Officers Who Are Not Directors,” “Role of the Board; Corporate Governance Matters – Board Leadership Structure and the Role of the Board in Risk Oversight,” “– The Board and Its Committees,” “– Shareholder Nomination Procedure,” “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm,” and “Audit Committee Report” is incorporated herein by reference.

Item 11. Executive Compensation.

The information in Randolph Bancorp, Inc.’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders under the caption “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in Randolph Bancorp, Inc.’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information in Randolph Bancorp, Inc.’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders under the captions “Transactions with Related Parties” and “Role of the Board; Corporate Governance Matters - Director Independence” is incorporated herein by reference

Item 14. Principal Accounting Fees and Services.

The information in Randolph Bancorp, Inc.’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders under the captions “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm – Fee Disclosure,” and “– Pre-Approval Policies and Procedures of Our Audit Committee” is incorporated herein by reference.

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

	3.	Exhibits. The following exhibits set forth in the Exhibit Index are included as part of this Form 10-K.

Exhibit Index

2.1	Agreement and Plan of Merger, dated as of September 1, 2015, by and among Randolph Bancorp, First Eastern Bankshares Corporation and Richard F. Kalagher(1)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of September 15, 2015, by and among Randolph Bancorp, First Eastern Bankshares Corporation and Richard F. Kalagher(1)

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of February 5, 2016, by and among Randolph Bancorp, First Eastern Bankshares Corporation and Richard F. Kalagher(1)

3.1	Articles of Organization of Randolph Bancorp, Inc.(1)

3.2	By-Laws of Randolph Bancorp, Inc.(1)

4.1	Form of Common Stock Certificate of Randolph Bancorp, Inc.(1)

10.1†	Randolph Savings Bank Supplemental Retirement Plan(1)

10.2†	Form of Randolph Savings Bank Employee Stock Ownership Plan(1)

10.3†	Employment Letter, dated as of March 22, 2013, by and between Randolph Savings Bank and James P. McDonough(1)

10.4†	Letter Amending Employment Letter, dated as of June 30, 2016, by and between Randolph Savings Bank and James P. McDonough(2)
10.5†	Form of Change in Control Agreement(1)

10.6†	Randolph Bancorp, Inc. 2017 Stock Option and Incentive Plan (3)

14.1	Code of Business Conduct and Ethics (4)

21.1	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements for the years ended December 31, 2018 and 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

RANDOLPH BANCORP, INC.
(Registrant)

Date: March 14, 2019	By	/s/ James P. McDonough
James P. McDonough
Director, President, and Chief Executive Officer (principal executive officer)

Date: March 14, 2019	By	/s/ Michael K. Devlin
Michael K. Devlin
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2019	/s/ Kenneth K. Quigley, Jr.
Kenneth K. Quigley, Jr., Esq., Director and Chairman

Date: March 14, 2019	/s/ Paul R. Donovan
Paul R. Donovan, Director

Date: March 14, 2019	/s/ Daniel M. Joyce
Daniel M. Joyce, Director

Date: March 14, 2019	/s/ John J. O’Connor, III
John J. O’Connor, III, Director

Date: March 14, 2019	/s/ Richard C. Pierce, Esq.
Richard C. Pierce, Esq., Director

Date: March 14, 2019	/s/ Louis J. Trubiano
Louis J. Trubiano, Director

Date: March 14, 2019	/s/ James G. Welch
James G. Welch, Director

Date: March 14, 2019	/s/ Janis E. Wentzell
Janis E. Wentzell, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Randolph Bancorp, Inc.

Stoughton, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Randolph Bancorp, Inc. and subsidiary (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Crowe LLP

We have served as the Company's auditor since 2013.

New York, New York

March 14, 2019

Randolph Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2018	2017
Assets
Cash and due from banks	$3,451	$3,562
Interest-bearing deposits	3,667	5,260
Total cash and cash equivalents	7,118	8,822
Certificates of deposit	2,205	2,940
Securities available for sale, at fair value	50,556	61,576
Loans held for sale, at fair value	38,474	25,390
Loans, net of allowance for loan losses of $4,437 in 2018 and $3,737 in 2017	483,846	400,373
Federal Home Loan Bank of Boston stock, at cost	4,700	3,310
Accrued interest receivable	1,504	1,432
Mortgage servicing rights, net	7,786	6,397
Premises and equipment, net	6,368	8,670
Bank-owned life insurance	8,256	8,037
Foreclosed real estate, net	65	193
Other assets	3,462	4,752

Total assets	$614,340	$531,892

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$64,229	$62,130
Interest bearing	312,321	297,690
Brokered	60,580	7,016
Total deposits	437,130	366,836

Federal Home Loan Bank of Boston advances	89,036	75,954
Mortgagors' escrow accounts	2,129	907
Post-employment benefit obligations	2,551	2,750
Other liabilities	5,533	3,962
Total liabilities	536,379	450,409
Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred stock, no par value; authorized: 1,000,000 shares; issued: none	—	—
Common stock, $.01 par value; authorized: 15,000,000 shares; issued and outstanding: 5,903,793 shares at December 31, 2018 and 6,034,276 shares at December 31, 2017	60	61
Additional paid-in capital	55,608	56,493
Retained earnings	28,329	30,415
ESOP-Unearned compensation	(4,132)	(4,319)
Accumulated other comprehensive loss, net of tax	(1,904)	(1,167)
Total stockholders' equity	77,961	81,483

Total liabilities and stockholders' equity	$614,340	$531,892

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(In thousands, except share data)

	Years Ended December 31,
	2018	2017
Interest and dividend income:
Loans	$19,541	$15,099
Securities-taxable	1,318	1,259
Securities-tax exempt	120	347
Interest-bearing deposits and certificates of deposit	305	235
Total interest and dividend income	21,284	16,940

Interest expense:
Deposits	3,070	1,556
Federal Home Loan Bank of Boston advances	1,518	554
Total interest expense	4,588	2,110

Net interest income	16,696	14,830
Provision for loan losses	762	540

Net interest income after provision for loan losses	15,934	14,290

Non-interest income:
Customer service fees	1,464	1,455
Gain on loan origination and sale activities, net	7,539	9,151
Mortgage servicing fees, net	1,264	1,473
Gain (loss) on sales/calls of securities and impairment write-down, net	(11)	—
Increase in cash surrender value of life insurance	218	153
Gain on sales of buildings	2,476	—
Other	733	731
Total non-interest income	13,683	12,963

Non-interest expenses:
Salaries and employee benefits	19,765	18,731
Occupancy and equipment	2,873	2,655
Data processing	692	758
Professional fees	1,164	1,344
Marketing	1,141	989
Foreclosed real estate, net	40	—
FDIC deposit insurance	175	145
Restructuring charges	968	594
Merger and integration costs	—	531
Other	4,854	4,075
Total non-interest expenses	31,672	29,822

Loss before income taxes	(2,055)	(2,569)

Income tax expense (benefit)	31	(443)
Net loss	$(2,086)	$(2,126)

Weighted average common shares outstanding (basic and diluted)	5,570,720	5,468,514
Loss per common share (basic and diluted)	$(0.37)	$(0.39)

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2018	2017
Net loss	$(2,086)	$(2,126)

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	(721)	74
Reclassification adjustment for net (gains) losses and
impairment write-down realized in income (1)	11	—
Net unrealized gain (loss)	(710)	74
Related tax effects	—	—
Net-of-tax amount	(710)	74

Supplemental retirement plan:
Reclassification adjustments (2):
Actuarial losses	41	38
Prior service credits recognized	(89)	(89)
Actuarial gains (losses) arising during the year	21	(26)
Net change in supplemental retirement plan	(27)	(77)
Related tax effects	—	—
Net-of-tax amount	(27)	(77)
Total other comprehensive loss	(737)	(3)
Comprehensive loss	$(2,823)	$(2,129)

1)	Amounts are included in gain (loss) on sales/calls of securities and impairment write-down, net in the consolidated statements of operations.
2)	Amounts are included in other non-interest expenses in the consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2018 and 2017

(Dollars in thousands)

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity
Balance at December 31, 2016	5,868,726	$59	$56,373	$32,661	$(4,507)	$(1,284)	$83,302

Net loss	—	—	—	(2,126)	—	—	(2,126)

Other comprehensive loss	—	—	—	—	—	(3)	(3)

Stock repurchased	(10,689)	—	(160)	—	—	—	(160)

Restricted stock awards granted	192,491	2	(2)	—	—	—	—

Restricted stock awards forfeited	(16,252)	—	—	—	—	—	—

Stock-based compensation	—	—	184	—	—	—	184

ESOP shares committed to be released	—	—	98	—	188	—	286

Adoption impact - ASU 2018-02	—	—	—	(120)	—	120	—

Balance at December 31, 2017	6,034,276	61	56,493	30,415	(4,319)	(1,167)	81,483

Net loss	—	—	—	(2,086)	—	—	(2,086)

Other comprehensive loss	—	—	—	—	—	(737)	(737)

Stock repurchased	(109,910)	(1)	(1,715)	—	—	—	(1,716)

Restricted stock awards forfeited	(15,710)	—	—	—	—	—	—

Share redemption for tax withholdings
for restricted stock vesting	(4,863)	—	(81)	—	—	—	(81)

Stock-based compensation	—	—	797	—	—	—	797

ESOP shares committed to be released	—	—	114	—	187	—	301

Balance at December 31, 2018	5,903,793	$60	$55,608	$28,329	$(4,132)	$(1,904)	$77,961

The accompanying notes are an integral part of these consolidated financial statements

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,086)	$(2,126)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	762	540
Loans originated for sale	(393,251)	(398,696)
Net gain on sales of mortgage loans	(7,931)	(9,438)
Proceeds from sales of mortgage loans	391,149	413,196
Net amortization of securities	183	271
Net change in deferred loan costs and fees, and purchase premiums	(56)	(276)
Loss on sales/calls of securities and impairment write-down	11	—
Gain on sales of buildings	(2,476)	—
Depreciation and amortization	835	605
Impairment write-down on property and equipment	166	225
Impairment write-down on foreclosed real estate	36	—
Stock-based compensation	797	184
ESOP expense	301	286
Increase in cash surrender value of life insurance	(218)	(153)
Net (increase) decrease in mortgage servicing rights	(1,389)	2,089
Other, net	1,876	(797)
Net cash provided by (used in) operating activities	(11,291)	5,910

Cash flows from investing activities:
Redemption of certificates of deposit	735	735
Securities available for sale:
Sales	8,958	—
Calls/maturities	5,562	2,586
Purchases	(9,993)	—
Principal payments on mortgage-backed securities	5,589	4,278
Loan originations, net of principal repayments	(96,088)	(31,614)
Proceeds from sale of portfolio loans	25,038	—
Loan purchases and participations	(16,180)	(36,032)
Purchases of Federal Home Loan Bank of Boston stock	(1,390)	(832)
Proceeds from sales of buildings	5,834	—
Purchases of premises and equipment	(1,430)	(3,177)
Net cash used in investing activities	(73,365)	(64,056)

(continued)

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Concluded)

(In thousands)

	Years Ended December 31,
	2018	2017
Cash flows from financing activities:
Net increase in non-brokered deposits	16,820	8,641
Net increase in brokered deposits	53,474	7,016
Net increase in short-term Federal Home Loan Bank of Boston borrowings	17,945	44,841
Repayments of long-term Federal Home Loan Bank of Boston advances	(4,863)	(7,554)
Net increase (decrease) in mortgagors' escrow accounts	1,222	(665)
Repurchases of common stock	(1,716)	(160)
Stock repurchase payable	70	—
Net cash provided by financing activities	82,952	52,119

Net change in cash and cash equivalents	(1,704)	(6,027)

Cash and cash equivalents at beginning of year	8,822	14,849

Cash and cash equivalents at end of year	$7,118	$8,822

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$4,390	$2,122
Income taxes paid, net of refunds	$33	$10
Non-cash items:
Leasehold improvements funded by landlord	$—	$646
Transfer of loan to foreclosed real estate	$—	$193
Transfer of portfolio loans to held for sale	$3,051	$—
Transfer of property and equipment to assets held for sale	$2,897	$828

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Randolph Bancorp, Inc. (a Massachusetts corporation) and its wholly-owned subsidiary, Envision Bank (together, the “Company”). The Bank has subsidiaries involved in owning investment securities and foreclosed real estate and a subsidiary which provides loan closing services. All intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations

The Bank, which changed its name from Randolph Savings Bank to Envision Bank on March 12, 2018, provides a variety of financial services to individuals and small businesses through its five branch offices in Massachusetts.  The Bank’s primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential and commercial mortgage loans. The Bank is also actively involved in the sale and servicing of residential mortgage loans in the secondary market.

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

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

Federal Home Loan Bank of Boston stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB.  Based on redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. The Company periodically evaluates for impairment based on ultimate recovery of its cost basis in the FHLBB stock.

Loans held for sale and related derivatives

The origination of residential mortgage loans is an integral part of the Company’s business. The Company generally sells its originations of such loans in the secondary market to either government-sponsored enterprises (“GSEs”) or other financial institutions. The servicing of loans sold to GSEs is initially retained while loans sold to other financial institutions are generally done on a servicing released basis.

The Bank utilizes the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, “Financial Instruments” for its residential mortgage loans being held for sale. Fair value is determined based on either commitments in effect from investors or prevailing market price and include the value of mortgage servicing rights.

Gains and losses on the sales of loans are determined using the specific identification method. In determining the amount of the gain or loss the Company takes into consideration the direct costs of originating the loan. Also included in the net gain on loan origination and sale activities presented in the accompanying statements of operations are fair value adjustments for mortgage banking derivatives (interest rate lock commitments with borrowers, and forward loan sale commitments with investors for the delivery of mortgage loans to third party investors including To Be Announced securities (“TBAs”)) and loans held for sale.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

Allocated component

The allocated component of the allowance for loan losses relates to loans that are individually classified as impaired.  Residential real estate, commercial and industrial, commercial real estate and construction loans are evaluated for impairment on a loan-by-loan basis.  Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent.  An allowance is established when the discounted cash flows (or collateral value) of the impaired loan are lower than the carrying value of that loan.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not generally identify individual consumer loans or second mortgages and HELOCs for impairment disclosures unless such loans are 90 days past due or are classified as a troubled debt restructuring.

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

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

In certain cases, the Company may have an obligation to repurchase mortgage loans sold to third parties and to refund fees to the purchaser if a payment default or prepayment occurs, in each case within a prescribed time period not exceeding four months after the sale date, or in the case of a violation of its representations and warranties under the provisions of its loan sale agreements. The Company evaluates its obligations under these provisions and recognizes a liability for the fair value of its recourse obligations. At December 31, 2018 and 2017, the Company determined that its obligations in connection with the recourse provisions of its loan sale agreements were insignificant.

Foreclosed real estate

Real estate acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less costs to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell.  Revenue and expenses from operations, changes in the valuation allowance and any direct write-downs are included in foreclosed real estate expense.

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

The Company does not have any uncertain tax positions at December 31, 2018 and 2017 which require accrual or disclosure.  The Company records interest and penalties as part of income tax expense.  No interest or penalties were recorded for the years ended December 31, 2018 and 2017.

Comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss).  Although certain changes in assets and liabilities are reported as a separate component of equity, such items, along with net income (loss), are components of comprehensive income (loss).

The components of accumulated other comprehensive loss (“AOCI”), included in stockholders’ equity, are as follows:

	December 31,	December 31,
	2018	2017
	(In thousands)
Securities available for sale:
Net unrealized loss	$(1,334)	$(624)
Tax effect	(313)	(313)
Net-of-tax amount	(1,647)	(937)

Supplemental retirement plan
Unrecognized net actuarial loss	(605)	(667)
Unrecognized net prior service credit	395	484
	(210)	(183)
Tax effect	(47)	(47)
Net-of-tax amount	(257)	(230)

Accumulated other comprehensive loss	$(1,904)	$(1,167)

In 2019, the Company expects to recognize $89,000 in prior service credits and $41,000 in net actuarial losses as components of cost for the supplemental retirement plan.  These amounts are included in accumulated other comprehensive loss at December 31, 2018.  Prior service credits and net actuarial gains and losses are amortized to periodic pension cost over varying periods based on the plan participants to whom they relate.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Segment reporting

Prior to 2018, the Company’s operations were managed, and financial performance was evaluated, by the chief operating decision-maker on a company-wide basis. As a result, management had determined there to be a single business segment for financial reporting purposes through December 31, 2017. Due to the significance of the Company’s mortgage banking operations and the strategic focus on this business, management prepared its 2018 operating budget by breaking-out its mortgage banking activities, including residential loan origination and loan servicing. As a result, effective January 1, 2018, the Company is reporting two business segments, namely, “Envision Bank” and “Envision Mortgage”. Comparative information for 2017 has been prepared on a basis consistent with the methodology used in 2018. As part of this process, management analyzed costs incurred by departments providing services to both segments (indirect costs), such as IT, Marketing, Accounting and Administration, to determine the allocation of indirect costs to each business segment in order to fully measure each segment’s results of operations. See Note 18 for disclosure of the Company’s segment information.

Earnings (Loss) Per Share

Basic earnings (loss) per share represents income (loss) available to common stockholders divided by the weighted average of common shares outstanding during the period. Unvested restricted shares of common stock having dividend rights are treated as “participating securities” and, accordingly, are considered outstanding in computing basic earnings (loss) per share. Unallocated ESOP shares are not considered outstanding in computing earnings (loss) per share. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued. Stock options represent potential dilutive shares with the number of such shares computed using the treasury method. No potential dilutive shares were considered in the computation of loss per share in 2018 and 2017 as the impact would be anti-dilutive.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09,

Revenue from Contracts with Customers. This Update provides a revenue recognition framework for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. This ASU, as amended by ASU 2015-14, is effective for emerging growth companies in fiscal years beginning after December 15, 2018, including interim periods therein with early adoption permitted. The timing of the Company’s revenue recognition is not expected to materially change. The Company's revenue relates principally to financial instruments, which are explicitly excluded from the scope of the new guidance. Adoption of this standard on January 1, 2019 did not have a material impact on the Company’s consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, Financial Instruments. This ASU revises the accounting related to the classification and measurement of investments in equity securities, and the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU is effective for emerging growth companies for annual periods beginning after December 31, 2018, including interim periods therein. Adoption of this standard on January 1, 2019 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting requirements. This ASU is effective for emerging growth companies in fiscal years beginning after December 15, 2019, including interim periods therein. Upon adoption, the Company is required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach as set forth in this ASU. The Company’s assets and liabilities will increase based on the

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

present value of remaining lease payments for leases in place at the time of adoption. The Company is currently assessing the impact of the adoption of this ASU on its consolidated balance sheet.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing probable incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgements used in determining the allowance for loan losses, as well as the credit quality and underwriting standards of an organization’s loan portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. As we will no longer be treated as an emerging growth company beginning December 31, 2021, we are required to adopt this ASU no later than 2021. Early adoption is permitted in fiscal years beginning after December 31, 2018. The Company is currently evaluating the alternative methodologies available and assessing its data and system needs to implement this ASU.

In April 2017, the FASB issued ASU 2017-08 Receivables – Non-refundable Fees and Other Costs, which shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. Currently, generally accepted accounting principles (“GAAP”) excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. This ASU requires that premiums on certain callable debt securities be amortized to the shortest call date. Securities within the scope of this paragraph are those that have explicit, noncontingent call features that are callable at fixed prices and on preset dates. This ASU is effective for emerging growth companies for annual periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted, including adoption in an interim period. The impact of adopting this ASU is dependent on the materiality of callable debt securities meeting the specific criteria set forth therein at the time of adoption.

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

Reclassifications

Certain reclassifications have been made to the 2017 consolidated financial statements in order to conform to the presentations used in the 2018 consolidated financial statements.  Such reclassifications had no impact on net loss as presented in such financial statements.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

2.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2018

Debt securities:
U.S. Government-sponsored enterprises	$3,999	$13	$(31)	$3,981
Corporate	1,524	6	(18)	1,512
Municipal	1,489	18	—	1,507
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	26,989	71	(754)	26,306
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	9,094	—	(487)	8,607
U.S. Government-guaranteed	1,796	—	(33)	1,763
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,642	—	(17)	1,625
U.S. Government-guaranteed	4,839	2	(104)	4,737
Total debt securities	51,372	110	(1,444)	50,038

Mutual fund	518	—	—	518

Total securities available for sale	$51,890	$110	$(1,444)	$50,556

December 31, 2017

Debt securities:
U.S. Government-sponsored enterprises	$3,999	$50	$(24)	$4,025
Corporate	2,005	27	(8)	2,024
Municipal	12,707	179	(18)	12,868
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	18,729	118	(450)	18,397
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	14,451	13	(403)	14,061
U.S. Government-guaranteed	2,132	—	(6)	2,126
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,871	12	(5)	1,878
U.S. Government-guaranteed	5,760	4	(100)	5,664
Total debt securities	61,654	403	(1,014)	61,043

Mutual fund	545	—	(12)	533

Total securities available for sale	$62,199	$403	$(1,026)	$61,576

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2018 are presented below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$—	$—
After 1 year through 5 years	6,173	6,149
After 5 years through 10 years	839	851
	7,012	7,000

Mortgage-backed securities and collaterlized mortgage obligations	44,360	43,038

	$51,372	$50,038

Obligations of U.S. Government-sponsored enterprises consist primarily of securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

At December 31, 2018 and 2017, investment securities having a fair value of $2,010,000 and $2,004,000, respectively, were pledged as collateral for certain deposits and FHLBB borrowings.

There were no individual holdings of investment securities at December 31, 2018 and 2017, other than holdings of the U.S. Government and its agencies, which exceeded 10% of the Company’s stockholders’ equity as of such dates.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
December 31, 2018	(In thousands)
Debt securities:
U.S. Government-sponsored enterprises	$—	$—	$(31)	$1,969
Corporate	(5)	497	(13)	506
Municipal	—	—	—	—
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(6)	7,038	(748)	12,981
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	(487)	8,607
U.S. Government-guaranteed	—	—	(33)	1,763
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	(17)	1,625
U.S. Government-guaranteed	—	—	(104)	3,879
Total debt securities	$(11)	$7,535	$(1,433)	$31,330
December 31, 2017
Debt securities:
U.S. Government-sponsored enterprises	$—	$—	$(24)	$19,676
Corporate	—	—	(8)	988
Municipal	(11)	1,919	(7)	479
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(1)	1,623	(449)	13,163
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	(403)	8,805
U.S. Government-guaranteed	(6)	2,126	—	—
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	(5)	678	—	—
U.S. Government-guaranteed	(1)	295	(99)	3,756
Total debt securities	(24)	6,641	(990)	46,867

Mutual fund	—	—	(12)	533
	$(24)	$6,641	$(1,002)	$47,400

At December 31, 2018, 35 debt securities have unrealized losses with aggregate depreciation of 3.58% from the Company’s amortized cost basis. The unrealized losses at December 31, 2018, which related primarily to securities issued by U.S. government-sponsored enterprises, were primarily caused by interest rate increases over the past two years. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments.  Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment.  Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at December 31, 2018.

For the year ended December 31, 2018, proceeds from the sale of securities amounted to $8,958,000 which resulted in a realized gain of $49,000. In addition, losses of $33,000 and $27,000 were recognized upon prepayment of a commercial mortgage-backed security and an OTTI write-down of a mutual fund, respectively, in 2018.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

3.	LOANS

A summary of the loan portfolio is as follows:

	December 31,
	2018	2017
	(In thousands)
Mortgage loans on real estate:
Residential:
One-to-four family	$246,756	$198,475
Home equity loans and lines of credit	43,545	38,968
Commercial	113,642	98,755
Construction	42,139	25,357
	446,082	361,555

Commercial and industrial	21,285	24,766
Consumer	19,407	16,337

Total loans	486,774	402,658
Allowance for loan losses	(4,437)	(3,737)
Net deferred loan costs and fees, and purchase premiums	1,509	1,452

	$483,846	$400,373

The Company has transferred a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets.  The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties.  At December 31, 2018 and 2017, the Company was servicing loans for participants aggregating $5,596,000 and $5,902,000, respectively. See Note 4 for information relating to the Company’s servicing of residential mortgage loans for others.

The following table presents activity in the allowance for loan losses, by loan category, for the years ended December 31, 2018 and 2017 and allocation of the allowance to each category as of such dates:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
	(In thousands)
Allowance for loan losses
Balance at December 31, 2016	$1,018	$436	$1,410	$225	$37	$145	$3,271
Provision (credit) for loan losses	(187)	(77)	210	126	263	205	540
Loans charged-off	—	—	—	—	—	(153)	(153)
Recoveries	23	—	—	—	35	21	79
Balance at December 31, 2017	854	359	1,620	351	335	218	3,737
Provision (credit) for loan losses	197	(67)	30	414	(70)	258	762
Loans charged-off	—	—	(2)	—	—	(119)	(121)
Recoveries	41	—	—	—	—	18	59
Balance at December 31, 2018	$1,092	$292	$1,648	$765	$265	$375	$4,437

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
December 31, 2018
Allowance for impaired loans	$108	$—	$—	$—	$—	$174	$282
Allowance for non-impaired loans	984	292	1,648	765	265	201	4,155
Total allowance for loan losses	$1,092	$292	$1,648	$765	$265	$375	$4,437
Impaired loans	$6,291	$408	$52	$—	$—	$199	$6,950
Non-impaired loans	240,465	43,137	113,590	42,139	21,285	19,208	479,824
Total loans	$246,756	$43,545	$113,642	$42,139	$21,285	$19,407	$486,774
December 31, 2017
Allowance for impaired loans	$160	$1	$1	$—	$—	$—	$162
Allowance for non-impaired loans	694	358	1,619	351	335	218	3,575
Total allowance for loan losses	$854	$359	$1,620	$351	$335	$218	$3,737
Impaired loans	$5,205	$276	$352	$—	$—	$—	$5,833
Non-impaired loans	193,270	38,692	98,403	25,357	24,766	16,337	396,825
Total loans	$198,475	$38,968	$98,755	$25,357	$24,766	$16,337	$402,658

The following table presents past due and non-accrual loans, by loan category, at December 31, 2018 and 2017:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual Loans
	(In thousands)
December 31, 2018
Residential one-to-four family	$655	$207	$635	$1,497	$2,474
Home equity loans and lines of credit	520	—	—	520	407
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	25	4	—	29	149

Total	$1,200	$211	$635	$2,046	$3,030

December 31, 2017
Residential one-to-four family	$737	$—	$—	$737	$1,975
Home equity loans and lines of credit	96	—	—	96	276
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$833	$—	$—	$833	$2,251

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Further information pertaining to impaired loans, which includes both non-accrual loans and troubled debt restructurings, follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
December 31, 2018
Impaired loans without a valuation allowance:
Residential one-to-four family	$4,280	$4,280	$—
Home equity loans and lines of credit	408	408	—
Commercial real estate	52	52	—
Total	4,740	4,740	—

Impaired loans with a valuation allowance:
Residential one-to-four family	2,011	2,011	108
Consumer	199	199	174
Total	2,210	2,210	282

Total impaired loans	$6,950	$6,950	$282

December 31, 2017
Impaired loans without a valuation allowance:
Residential one-to-four family	$2,641	$2,641	$—
Home equity loans and lines of credit	247	247	—
Commercial real estate	257	257	—
Total	3,145	3,145	—

Impaired loans with a valuation allowance:
Residential one-to-four family	2,564	2,564	160
Home equity loans and lines of credit	29	29	1
Commercial real estate	95	95	1
Total	2,688	2,688	162

Total impaired loans	$5,833	$5,833	$162

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Information related to the average balances of impaired loans and the interest income recognized on such loans, follows:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Year Ended December 31, 2018

Residential one-to-four family	$6,781	$210	$84
Home equity loans and lines of credit	420	36	36
Commercial real estate	244	15	—
Consumer	50	2	—

Total	$7,495	$263	$120

Year Ended December 31, 2017
Residential one-to-four family	$4,956	$195	$82
Home equity loans and lines of credit	276	1	1
Commercial real estate	655	36	—

Total	$5,887	$232	$83

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

At December 31, 2018, the Company had seventeen residential real estate loans and one commercial real estate loan aggregating $3,341,000 and $52,000, respectively, which were subject to troubled debt restructuring agreements.

At December 31, 2017, the Company had nineteen residential real estate loans and two commercial real estate loans aggregating $4,315,000 and $153,000, respectively, which were subject to troubled debt restructuring agreements.

As of December 31, 2018 and 2017,  $3,341,000 and $4,315,000, respectively, in troubled debt restructurings were performing in accordance with the terms of the modified loan agreements.  Included in such amounts are $366,000 and $1,085,000, respectively, that are being accounted for as non-accrual loans.

For the year ended December 31, 2018 the Company entered into one loan modification meeting the criteria of a troubled debt restructuring in which a loan term concession was granted to a borrower.  For the year ended December 31, 2017. the Company did not enter into any loan modifications meeting the criteria of a troubled debt restructuring.

Management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each of the troubled debt restructurings.  Any reserve required is recorded as part of the allowance for loan losses.  At December 31, 2018 and 2017 allowances of $282,000 and $162,000, respectively, related to troubled debt restructurings.

During the years ended December 31, 2018 and 2017, there were no troubled debt restructurings that defaulted (over 30 days past due) within twelve months of the restructure date.

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

The following table presents the Company’s loans by risk rating at December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial
	(In thousands)
Loans rated 1 - 3A	$113,642	$42,139	$21,285	$98,556	$25,357	$24,766
Loans rated 4	—	—	—	—	—	—
Loans rated 5	—	—	—	199	—	—

	$113,642	$42,139	$21,285	$98,755	$25,357	$24,766

Residential mortgages, home equity loans and lines of credit, and consumer loans are monitored for credit quality based primarily on their payment status. When one of these loans becomes more than 90 days delinquent it is assigned an internal loan rating. At December 31, 2018, one consumer loan for $149,000 was rated as doubtful, $2,469,000 in residential mortgages and one consumer loan for $50,000 were rated as substandard and $936,000 in residential mortgages and $407,000 in home equity lines of credit were rated as special mention. At December 31, 2017, $712,000 in residential mortgages were rated as substandard and $2,512,000 in residential mortgages and $247,000 in home equity lines of credit were rated as special mention.

4.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were $929,289,000 and $771,407,000 at December 31, 2018 and 2017, respectively.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following table summarizes the activity in the Company’s mortgage servicing rights for the indicated periods:

	For the Year Ended December 31,
	2018	2017
Mortgage servicing rights:	(In thousands)
Balance at beginning of year	$6,397	$8,486
Additions through originations	2,380	2,310
Amortization	(983)	(1,071)
Sales	—	(3,238)
Balance at end of year	$7,794	$6,487
Valuation allowance:
Balance at beginning of year	$90	$424
Provision (credit)	(82)	(334)
Balance at end of year	$8	$90
Mortgage servicing rights, amortized cost	$7,786	$6,397
Mortgage servicing rights, fair value	$8,554	$6,485

At December 31, 2018 and 2017, the fair value of servicing rights was determined using a discount rate of 12% and 13%, respectively, and projected annual prepayment speeds ranging from 7% to 35% for 2018 and 6% to 24% for 2017.

Contractually specified servicing fees for the years ended December 31, 2018 and 2017 amounted to $2,165,000 and $2,434,000, respectively, and are included in mortgage servicing fees, net.

5.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,		Estimated
	2018	2017	Useful Life
	(In thousands)		(In years)
Land and improvements	$1,025	$2,525
Buildings and improvements	3,280	4,457	5 to 50
Leasehold improvements	2,136	1,503	3 to 10
Furniture and equipment	5,032	4,765	3 to 10
Construction-in-progress	84	101
	11,557	13,351
Less accumulated depreciation and amortization	(5,189)	(4,681)
	$6,368	$8,670

Total depreciation and amortization expense for the years ended December 31, 2018 and 2017 amounted to $835,000 and $605,000, respectively.

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

In July 2018, the Company entered into a sublease agreement for 27% of the space in its Andover location. This sublease commenced on October 1, 2018 and runs co-terminus with the Company’s lease which expires in March 2023.

In October 2018, the Board of Directors approved a plan to consolidate mortgage banking operations in the Company’s North Attleboro loan operations center (see Note 20 for additional information). As part of this decision, certain mortgage banking employees not directly involved in the loan origination process remained at the Andover location. Based on an analysis of space

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

needs for the remaining employees, the area not currently under sublease was subdivided resulting in approximately half of the total leased space in Andover, or 8,600 square feet, becoming available for sublease. In connection with these actions, the Company recognized a fair value “cease use” liability of $565,000 based on expected future cash flows which is included in the restructuring charge recorded in the fourth quarter of 2018. In estimating this liability, the Company assumed that the sublease for the 8,600 square feet of available space would commence in April 2020.

In addition to the cease use liability, the Company also recognized an impairment write-down of $168,000 for furniture and equipment which is no longer expected to be used in operations. This write-down is also included in the restructuring charge recorded in the fourth quarter of 2018.

During 2018, the Company sold three branch buildings, two of which were replaced by newly constructed or leased locations. These buildings were reclassified to assets held for sale at the lower of their net book value or fair value and at December 31, 2017 had a carrying value of $828,000. An impairment write-down of $225,000 was recognized in 2017 and a loss on sale of $15,000 in 2018 for one of these buildings. During 2018, the other building was sold and a gain of $230,000 was recognized.

In December 2018, the Company sold its branch building in Boston for cash consideration of $5,000,000 and recognized a gain of $2,261,000. Earlier in 2018, this building experienced significant water damage resulting in an insurance claim. The Company recognized an insurance recovery of $90,000 for personal property damages which is included in other non-interest income. The insurance recovery for building damage, which was received in December 2018, is included in the gain on sale of the building.

6.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2018	2017
	(In thousands)
Demand deposits	$64,229	$62,130
NOW accounts	42,802	44,988
Money market deposits	60,843	56,668
Regular and other savings	101,137	102,528
Brokered deposits	10,088	7,106
Total non-certificate accounts	279,099	273,420
Term certificates less than $250,000	99,491	80,538
Term certificates of $250,000 or more	8,048	12,878
Term certificates - brokered	50,492	—
Total certificate accounts	158,031	93,416
	$437,130	$366,836

A summary of term certificates, including brokered deposits, by maturity is as follows:

	December 31, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
Maturing during:	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2018	$—	—%	49,550	0.84%
2019	89,167	1.68	22,470	1.20
2020	40,847	2.16	8,754	1.44
2021	12,785	2.16	4,873	1.57
2022	14,101	1.98	7,769	1.65
2023	1,131	1.38	—	—
	$158,031	1.87%	$93,416	1.09%

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

7.	BORROWINGS

A summary of borrowings from the FHLBB at December 31, 2018 and 2017 is as follows:

	2018		2017
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Fixed-rate advances maturing:
2018	$—	—%	$69,337	1.55%
2019*	84,184	2.57	1,500	1.00
2020*	2,894	1.49	3,129	1.52
2021*	1,958	1.33	1,988	1.34
	$89,036	2.50%	$75,954	1.54%

*	Includes amortizing advances which require monthly principal and interest payments.

Included in FHLBB borrowings at December 31, 2018 and 2017 are overnight advances and advances having a one-month maturity of $82.7 million and $64.7 million, respectively. Selected information for such short-term borrowings for the years presented is as follows (in 000’s):

	2018	2017
Average daily balance	$63,552	$34,656
Maximum outstanding at any month end	108,819	64,739

Advances from the FHLBB are secured by a blanket pledge agreement on the Bank’s qualified collateral, defined principally as 75% of the carrying value of pledged first mortgage loans on owner-occupied residential property and 65% on pledged commercial real estate loans.  Available borrowing capacity at December 31, 2018 was $90,346,000.  At December 31, 2018, the Bank was in compliance with the FHLBB collateral requirements.

The Bank also has a $4,195,000 available line of credit with the FHLBB at an interest rate that adjusts daily.  Borrowings under the line are limited to 2% of the Bank’s total assets.  At December 31, 2018 and 2017, there were no advances outstanding.

The Bank also has a $10,000,000 available line of credit with the Federal Reserve Bank of Boston.  No advances were outstanding at December 31, 2018 and 2017.

The Bank also has a $7,500,000 available line of credit with a correspondent bank.  No advances were outstanding at December 31, 2018 and 2017.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

8.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows (in thousands):

	Years Ended December 31,
	2018	2017
Current tax expense (benefit):
Federal	$—	$(462)
State	31	19
Total current tax expense (benefit)	31	(443)
Deferred tax expense (benefit):
Federal	(541)	(518)
Effect of change in federal tax rate	—	1,627
State	73	(23)
	(468)	1,086
Change in valuation allowance	468	541
Effect of change in federal tax rate - valuation allowance	—	(1,627)
Total deferred tax expense	—	—
Total tax expense (benefit)	$31	$(443)

The reasons for the differences between the statutory federal income tax expense (benefit) and the actual tax expense (benefit) are summarized as follows (in thousands):

	Years Ended December 31,
	2018	2017
Statutory federal tax (21% in 2018 and 34% in 2017)	$(432)	$(874)
Increase (decrease) resulting from:
State taxes, net of federal tax effect	83	(3)
Bank-owned life insurance	(46)	(52)
Tax exempt income	(25)	(118)
Dividends received deduction	—	(5)
Change in valuation allowance	468	541
Change in AOCI deferred effect	—	(36)
Effect of change in federal tax rate	—	1,627
Effect of change in federal tax rate-valuation allowance	—	(1,627)
Other, net	(17)	104
Total tax expense (benefit)	$31	$(443)

The federal tax benefit in 2017 results from repeal of the alternative minimum tax (“AMT”) under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which was signed into law on December 22, 2017. The Tax Act also provides that existing AMT credit carryforwards be refunded over the next four years.

The Tax Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21% effective on January 1, 2018 and repeal of the AMT. As a result of these changes, the Company revalued its net deferred tax asset as of December 22, 2017 resulting in a reduction in the value of the net deferred tax asset of $1,627,000 which was offset by a corresponding decrease in the valuation allowance.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Federal	$5,134	$4,247
State	1,134	1,008
	6,268	5,255
Valuation allowance	(3,246)	(2,778)
	3,022	2,477
Deferred tax liabilities:
Federal	(2,189)	(1,806)
State	(833)	(671)
	(3,022)	(2,477)
Net deferred tax asset	$—	$—

The tax effects of items giving rise to deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2018	2017
Employee benefit plans	$825	$951
Allowance for loan losses	1,247	1,050
Funded status of post-retirement benefits	(47)	(47)
Securities available for sale	(313)	(313)
Depreciation and amortization	249	193
Net deferred loan origination costs	(357)	(321)
Mortgage servicing rights	(2,082)	(1,624)
Net operating loss carryforward	2,864	2,171
Charitable contribution carryforward	700	702
Derivatives	(105)	(98)
Stock-based compensation	121	48
Other, net	144	66
	3,246	2,778
Valuation allowance on deferred tax assets	(3,246)	(2,778)
Net deferred tax asset	$—	$—

At December 31, 2018, the Company has a federal net operating loss carryforward of $13,638,000, of which $4,745,000 expires on December 31, 2033, $406,000 expires on December 31, 2034, $1,542,000 expires on December 31, 2035, $501,000 expires on December 31, 2036, $2,871,000 expires on December 31, 2037 and $3,573,000 has no expiration.

At December 31, 2018, the Company has a charitable contribution carryforward of $2,481,000 of which all but $174,000 expires on December 31, 2021.

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

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Company intends to use the reserve only to absorb loan losses, a deferred income tax liability of $571,000 has not been provided.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities.  The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2015 through 2018.  The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2015 are open.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases.  Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of derivative loan commitments was $36,852,000 and $24,222,000 at December 31, 2018 and 2017, respectively.  The fair value of such commitments at December 31, 2018 and 2017 was an asset of $627,000 and $363,000, respectively, and is included in other assets in the consolidated balance sheets. During the years ended December 31, 2018 and 2017, the increase (reduction) in aggregate fair value of $264,000 and $(254,000), respectively, related to interest rate lock commitments were recognized and included in the net gain on loan origination and sales activities in the accompanying consolidated statements of operations.

Forward Loan Sale Commitments

The Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments and, effective in the fourth quarter of 2018, TBA securities to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.

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

The Company expects that these forward loan sale commitments and TBA securities will experience changes in fair value that serve to offset the change in fair value of derivative loan commitments the degree to which depends on the notional amount of such sale commitments.  The notional amount of forward loan sale commitments was $42,021,000 and $29,613,000 at December 31, 2018 and 2017, respectively, and liabilities of $263,000 and $19,000 at December 31, 2018 and 2017, respectively, are included in other liabilities in the consolidated balance sheets. The fair value of such commitments was an asset of $10,000 and $4,000 at December 31, 2018 and 2017, respectively, and are included in other assets in the consolidated balance sheets. During the years ended December 31, 2018 and 2017, reductions in aggregate fair value of $238,000 and $66,000, respectively, related to forward loan sale commitments were recognized and included in net gain on loan originations and sales activities in the accompanying consolidated statements of operations.

10.	MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective actions regulations, involve qualitative measures of assets, liabilities,

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgement by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015. Under BASEL III, community banking institutions must maintain a capital conservation buffer of common equity tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over three years with an initial phase-in of 0.625% (1.875% at December 31, 2018).

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier 1 capital to risk weighted assets Tier 1 capital to average assets and common equity Tier 1 capital (all as defined). Management believes, as of December 31, 2018 and 2017, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2018, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual and minimum capital amounts and ratios are presented in the following table:

					Minimum
					To Be Well
			For Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2018
Total capital (to risk weighted assets)	$72,523	16.1%	$36,084	8.0%	$45,105	10.0%
Tier 1 capital (to risk weighted assets)	68,086	15.1	27,063	6.0	36,084	8.0
Common equity Tier 1 capital (to risk weighted assets)	68,086	15.1	20,297	4.5	29,318	6.5
Tier 1 capital (to average assets)	68,086	10.9	25,056	4.0	31,320	5.0
December 31, 2017
Total capital (to risk weighted assets)	73,612	20.4	28,896	8.0	36,120	10.0
Tier 1 capital (to risk weighted assets)	69,875	19.4	21,667	6.0	28,889	8.0
Common equity Tier 1 capital (to risk weighted assets)	69,875	19.4	16,250	4.5	23,472	6.5
Tier 1 capital (to average assets)	69,875	12.4	22,564	4.0	28,205	5.0

11.	POST-RETIREMENT PLANS

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

At December 31, 2018 and 2017, the accrued benefits related to the agreements amounted to $549,000 and $607,000, respectively.  Total expense, included in other non-interest expenses, related to these supplemental agreements amounted to $58,000 and $64,000 for the years ended December 31, 2018 and 2017, respectively.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Supplemental retirement plan

The Company has a master supplemental retirement plan (“Plan”) which covers certain officers and directors of the Company.  In 2018 and 2017, the only active participants in the Plan were directors.  Information pertaining to activity in the Plan follows:

	Years Ended December 31,
	2018	2017
	(In thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	201	201
Benefits paid	(201)	(201)
Fair value of plan assets at end of year	—	—
Change in benefit obligation:
Benefit obligation at beginning of year	1,724	1,836
Service cost	10	10
Interest cost	48	53
Actuarial (gain) loss	(20)	26
Benefits paid	(201)	(201)
Benefit obligation at end of year	1,561	1,724
Unfunded status and accrued supplemental pension cost at year end	$(1,561)	$(1,724)
Accumulated benefit obligation at year end	$1,561	$1,724

The assumptions used to determine the benefit obligation are as follows:

	December 31,
	2018	2017
Discount rate	3.60%	2.90%
Annual inflation factor	1.00%	1.00%

Net periodic benefit cost, included in other non-interest expenses, attributable to the Plan for the years ended December 31, 2018 and 2017, consists of the following:

	2018	2017
	(In thousands)
Service cost	$10	$10
Interest cost	48	53
Amortization of net actuarial loss	41	38
Amortization of prior service credit	(89)	(89)
	$10	$12

The following assumptions were used to determine the net periodic benefit cost for the years ended December 31, 2018 and 2017:

	2018	2017
Discount rate	2.90%	3.05%
Annual inflation factor	1.00%	1.00%

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Estimated future benefit payments, which reflect expected future services, as appropriate, are as follows:

Years Ending
December 31,	Amount
(In thousands)
2019	$201
2020	201
2021	201
2022	213
2023	334
2024-2028	626

Endorsement split-dollar life insurance arrangements

The Company is the sole owner of life insurance policies pertaining to certain of the Company’s directors and executives.  The Company has entered into agreements with these directors and executives whereby the Company will pay to the directors’ and executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies.  Expense associated with this post-retirement benefit for the years ended December 31, 2018 and 2017 amounted to $16,000 and $22,000, respectively.  At December 31, 2018 and 2017, the accrued benefits related to the split-dollar arrangements amounted to $435,000 and $419,000, respectively.

401(k) Plan

The Company maintains a 401(k) Plan whereby each employee reaching the age of 21 automatically becomes a participant in the plan.  Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. All employees who have worked for one year or 1,000 hours are eligible for an automatic employer contribution of 3% of employees’ compensation, which includes no vesting period. The Company also matches 50% of the first 2% of an eligible employee’s contributions, allowing for a total employer contribution of 4% of employees’ compensation.  Matching contributions vest over a four year service period.  In addition, a profit sharing provision allows for an additional discretionary contribution by the Company upon approval of the Board of Directors.  For the years ended December 31, 2018 and 2017, expenses attributable to the plan amounted to $580,000 and $583,000, respectively.

12.	STOCK-BASED COMPENSATION

Under the Randolph Bancorp, Inc. 2017 Stock Option and Incentive Plan (the “Equity Plan”), the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and non-qualified stock options may be granted under the Equity Plan with 586,872 shares reserved for options.  The exercise price of each option equals the market price of the Company’s stock on the date of the grant and the maximum term of each options is 10 years.  The total number of shares reserved for restricted stock is 237,749. Options and awards generally vest ratably over three to five years.  The fair value of shares awarded is based on the market price at the date of grant.

Stock Options

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility because the Company does not have a sufficient trading history.

•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.

•	Expected dividend yield is based on the Company's history and expectation of dividend payouts.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

The Company made the following grants of options to purchase shares of common stock during the years ended December 31, 2018 and 2017:

	2018	2017
Options granted	27,000	340,387
Vesting period (years)	3-5	3-5
Expiration period (years)	10	10
Expected volatility	29.87%	23.59% - 29.87%
Expected life (years)	6.5	3.0 - 6.5
Expected dividend yield	—	—
Risk free interest rate	2.68% - 2.77%	1.66% - 2.06%
Option fair value	$5.78 - $5.83	$2.71 - $5.05

A summary of the status of the Company's stock option grants for the year ended December 31, 2018 is presented in the table below:

Options	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2018	316,009	$14.66	9.78	$219,374
Granted	27,000	16.15	5.79	—
Forfeited	(30,304)	14.71	6.50	—
Balance at December 31, 2018	312,705	$14.78	8.73	$—
Exercisable at December 31, 2018	59,936	$14.66	—	$—
Unrecognized compensation cost (inclusive of directors' options)	$1,075,000
Weighted average remaining recognition period (years)	3.62

For the years ended December 31, 2018 and 2017, stock-based compensation expense applicable to stock options was $304,000 and $65,000, respectively.

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

The following table presents the activity in restricted stock awards under the Equity Plan for the year ended December 31, 2018:

	Restricted Stock Awards	Weighted Average Grant Price
Restricted stock awards at January 1, 2018	176,239	$14.66
Granted	—	—
Vested	(33,835)	14.66
Forfeited	(15,710)	14.66
Non-vested stock awards at December 31, 2018	126,694	$14.66
Unrecognized compensation cost	$1,739,000
Weighted average remaining recognition period (years)	3.68

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Total expense for the restricted stock awards was $493,000 and $120,000 for the years ended December 31, 2018 and 2017, respectively.

13.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company maintains an Employee Stock Ownership Plan (“ESOP”), which is a tax-qualified retirement plan providing eligible employees the opportunity to own Bancorp stock. Bancorp granted a loan to the ESOP for the purchase of 469,498 shares of its common stock at $10.00 per share. The loan is payable annually over 25 years with interest at the prime rate to be reset each January 1st. The interest rate in effect for the years ended December 31, 2018 and 2017 was 4.50% and 3.75%, respectively. The loan is secured by the shares which have not yet been allocated to participants. Loan payments are funded by cash contributions from the Bank. Such contributions are allocated to eligible participants based on their compensation, subject to federal tax limits.

Shares are committed to be released on a monthly basis and allocated as of December 31st of each year. The number of shares to be allocated annually is 18,780 through the year 2040. For the years ended December 31, 2018 and 2017, the Company recognized compensation expense for the ESOP of $301,000 and $286,000, respectively. The fair value of the 413,158 unallocated ESOP shares at December 31, 2018 was $5,846,000.

14.	SHARE REPURCHASE PROGRAM

In September 2017, the Company’s Board of Directors adopted a share repurchase program under which the Company may repurchase up to 10%, or 586,854 shares of its then outstanding common shares. In September 2018, this program was extended for an additional year. Repurchases under the program may be made in open market or in privately negotiated transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program may be suspended or terminated at any time without prior notice and is currently set to expire on September 14, 2019. As of December 31, 2018, the Company had repurchased 117,877 shares at a cost of $1,832,000 in connection with this program.

15.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents net income (loss) divided by the weighted average of common shares outstanding during the period. Unvested restricted shares of common stock having dividend rights are treated as “participating securities” and, accordingly, are considered outstanding in computing basic earnings (loss) per share. Unallocated ESOP shares are not considered to be outstanding for purposes of computing earnings per share. None of the Company’s 312,705 outstanding stock options were included in the computation of diluted earnings (loss) per share for the years ended December 31, 2018 and 2017. Due to the net loss for these periods, inclusion of the stock options in the computation would have been anti-dilutive.

The following table sets forth the calculation of the average number of shares outstanding used to calculate the basic and diluted earnings (loss) per share for the periods indicated:

	2018	2017
Average number of common shares outstanding	5,994,373	5,902,981
Less: Average unallocated ESOP shares	(423,653)	(434,467)
	5,570,720	5,468,514

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

16.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the accompanying consolidated financial statements.

Lease commitments

Pursuant to the terms of non-cancelable lease and sublease agreements in effect at December 31, 2018, future minimum rent commitments are as follows:

Years Ending
December 31,	Leases	Sub-lease	Net
	(In thousands)
2019	$1,027	(87)	$940
2020	919	(89)	830
2021	743	(91)	652
2022	545	(94)	451
2023	114	(16)	98
Thereafter	—	—	—
	$3,348	$(377)	$2,971

The leases contain options to extend for periods of two to ten years.  The cost of unexercised options periods is not included above.  Total rent expense for the years ended December 31, 2018 and 2017 amounted to $992,000 and $883,000, respectively.

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

At December 31, 2018 and 2017, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2018	2017
	(In thousands)
Commitments to originate loans	$38,404	$35,549
Unused lines and letters of credit	45,977	39,968
Unadvanced funds on construction loans	14,175	6,967
Overdraft lines of credit	8,475	8,996

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

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The Company has also entered into change in control agreements with five members of senior management which provide that if, within two years of a change of control of the Company or the Bank, the executive is involuntarily terminated other than for cause, disability or death, or voluntarily resigns for good reason, the executive will be entitled to a lump-sum payment equal to two times salary plus bonus.

Other contingencies

The Company is not currently a party to any pending legal proceedings that it believes would have a material adverse effect on its financial condition, results of operations or cash flows.

17.	FAIR VALUE OF ASSETS AND LIABILITIES

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

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

FHLBB advances - The fair values of the Company’s FHLBB advances are estimated using discounted cash flow analyses based on the current borrowing rates in the market for similar types of borrowing arrangements.

Accrued interest - The carrying amounts of accrued interest approximate fair value.

On-balance-sheet derivatives Fair values of forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and, for derivative loan commitments, fair values also include the value of servicing, costs to be incurred to close loans and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements.

Off-balance sheet credit-related instruments - Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair values of these instruments are not material.

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.   .

				Total
	Level 1	Level 2	Level 3	Fair Value
December 31, 2018	(In thousands)
Assets:
Securities available for sale:
Debt securities	$—	$50,038	$—	$50,038
Mutual fund	—	518	—	518
Portfolio loans (fair value option)		3,680	—	3,680
Loans held for sale (fair value option)	—	38,474	—	38,474
Derivative loan commitments	—	627	—	627
Forward loan sale commitments	—	10	—	10

Liabilities:
Forward loan sale commitments, including TBAs	—	263	—	263

December 31, 2017
Assets:
Securities available for sale:
Debt securities	$—	$61,043	$—	$61,043
Mutual fund	—	533	—	533
Loans held for sale (fair value option)	—	25,390	—	25,390
Derivative loan commitments	—	363	—	363
Forward loan sale commitments	—	4	—	4

Liabilities:
Forward loan sale commitments	—	19	—	19

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during 2018 or 2017.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with U.S. generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets and liabilities.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets and liabilities as of December 31, 2018 and 2017.  The gains and losses represent the amounts recorded during 2018 and 2017 on the assets and liabilities held at year-end. There no liabilities recorded at fair value on a non-recurring basis as of December 31, 2018 and 2017.

				Year Ended
	December 31, 2018			December 31, 2018
	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:	(In thousands)
Collateral dependent
impaired loans	$—	$—	$1,352	$—
Mortgage servicing rights	—	7,786	—	82
Assets held for sale	—	—	—	2,476
Foreclosed real estate	—	—	65	(36)

	$—	$7,786	$1,417	$2,522

				Year Ended
	December 31, 2017			December 31, 2017
	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$1,630	$—
Mortgage servicing rights	—	6,397	—	334
Assets held for sale	—	—	828	(225)
Foreclosed real estate	—	—	193	—

	$—	$6,397	$2,651	$109

Gains or losses applicable to impaired loans are based on the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of charges in market conditions, less estimated selling costs, and are not recorded directly to current earnings but rather as a component in determining the allowance for loan losses.

The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes loan prepayment assumptions based on current market conditions and applies a discount rate based on indicated rates of return required by market participants. Prior to 2017 there were partial impairments in certain strata and, as a result, a valuation allowance was recorded. During the years ended December 31, 2018 and 2017, the fair value of these strata increased due to slower loan prepayment speeds and reductions in the discount rate from 14% at December 31, 2016 to 12% at December 31, 2018 resulting in partial reversals of $82,000 and $334,000 in the valuation allowance, respectively.

During the year ended December 31, 2017, the Company recognized an impairment write-down of $225,000 upon transferring a branch location which was sold in 2018 to assets held for sale. The amount of the write-down is based on the terms of an executed purchase and sale agreement.

During the year ended December 31, 2018, the Company sold three buildings which previously served as branch offices and recognized gains on sale of $2,476,000. See Note 5 for additional information.

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

	December 31, 2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$2,205	$2,196	$—	$2,196	$—
Securities available for sale	50,556	50,556	—	50,556	—
Loans held for sale	38,474	38,474	—	38,474	—
Loans, net	483,846	473,612	—	—	473,612
Derivative assets	637	637	—	637	—

Financial liabilities:
Deposits	$437,130	$435,964	$—	$435,964	$—
FHLBB advances	89,036	88,894	—	88,894	—
Derivative liabilities	263	263	—	263	—

	December 31, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$3,675	$3,687	$—	$3,687	$—
Securities available for sale	68,637	68,637	—	68,637	—
Loans held for sale	30,452	30,452	—	30,452	—
Loans, net	332,991	331,132	—	—	331,132
Derivative assets	682	682	—	682	—

Financial liabilities:
Deposits	$351,179	$350,979	$—	$350,979	$—
FHLBB advances	38,667	38,531	—	38,531	—
Derivative liabilities	47	47	—	47	—

18.	SEGMENT INFORMATION

Effective January 1, 2018, management began reporting its activities in one of two business segments, namely Envision Bank (“EB”) and Envision Mortgage (“EM”). Comparative information for the 2017 period has been prepared on a basis consistent with the methodology used in 2018. Envision Bank operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s five full service branch offices and investing those funds in residential and commercial real estate loans, home equity lines of credit, construction loans, commercial and industrial loans, and consumer loans. Envision Mortgage’s operations primarily consist of the origination and sale of residential mortgage loans and the servicing of loans sold to government-sponsored entities. A portion of the loans originated by Envision Mortgage are held in the loan portfolio of Envision Bank.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Segment information as of and for the year ended December 31, 2018, follows:

	For the Year Ended December 31, 2018
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$15,664	$1,032	$16,696
Provision for loan losses	762	—	762

Net interest income after provision for loan losses	14,902	1,032	15,934

Non-interest income:
Customer service fees	1,344	120	1,464
Gain on loan origination and sale activities, net (1)	—	8,859	8,859
Mortgage servicing fees, net	(310)	1,574	1,264
Gain on sales of buildings	2,476	—	2,476
Other	520	420	940
Total non-interest income	4,030	10,973	15,003

Non-interest expenses:
Salaries and employee benefits	6,793	12,972	19,765
Occupancy and equipment	1,507	1,366	2,873
Restructuring charges	—	968	968
Other non-interest expenses	4,476	3,590	8,066
Total non-interest expenses	12,776	18,896	31,672

Income (loss) before income taxes and elimination of inter-segment profit	$6,156	$(6,891)	(735)

Elimination of inter-segment profit			(1,320)
Loss before income taxes			(2,055)

Income tax expense			31
Net loss			$(2,086)

Total assets, December 31, 2018	$526,871	$87,469	$614,340

(1) Before elimination of inter-segment profit

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.

2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for HELOC originations. This income for the year ended December 31, 2018 totaled $1,320,000.

3.

Loan servicing fees are charged to EB by EM based on the number of residential mortgage loans held in portfolio at a rate of 0.14% per annum and amounted to $310,000 for the year ended December 31, 2018.

4.

Certain cost centers provide services to both business segments. The cost centers include Accounting, Marketing, IT and Administration. Costs which are common to both business segments are referred to as “indirect costs” and are allocated using relevant benchmarks, e.g. headcount, number of accounts, etc.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Segment information as of and for the year ended December 31, 2017 follows:

	For the Year Ended December 31, 2017
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$13,827	$1,003	$14,830
Provision for loan losses	540	—	540

Net interest income after provision for loan losses	13,287	1,003	14,290

Non-interest income:
Customer service fees	1,355	100	1,455
Gain on loan origination and sale activities, net (1)	—	10,047	10,047
Mortgage servicing fees, net	(258)	1,731	1,473
Other	408	476	884
Total non-interest income	1,505	12,354	13,859

Non-interest expenses:
Salaries and employee benefits	6,243	12,488	18,731
Occupancy and equipment	1,392	1,263	2,655
Restructuring charges	—	594	594
Merger and integration costs	19	512	531
Other non-interest expenses	3,955	3,356	7,311
Total non-interest expenses	11,609	18,213	29,822

Income (loss) before income taxes and elimination of inter-segment profit	$3,183	$(4,856)	(1,673)

Elimination of inter-segment profit			(896)
Loss before income taxes			(2,569)

Income tax benefit			(443)
Net loss			$(2,126)

Total assets, December 31, 2017	$468,515	$63,377	$531,892

(1) Before elimination of inter-segment profit

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.

2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for HELOC originations. This income for the year ended December 31, 2017 totaled $897,000.

3.

Loan servicing fees are charged to EB by EM based on the number of residential mortgage loans held in portfolio at a rate of 0.14% per annum and amounted to $258,000 for the year ended December 31, 2017.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

4.

Certain cost centers provide services to both business segments. The cost centers include Accounting, Marketing, IT and Administration. Costs which are common to both business segments are referred to as “indirect costs” and are allocated using relevant benchmarks, e.g. headcount, number of accounts, etc.

19.	OTHER NON-INTEREST EXPENSES

Included in other non-interest expenses in 2018 and 2017 are certain items exceeding 1% of the Company’s total interest and non-interest income as follows:

	2018	2017
	(In thousands)
Software amortization and maintenance	$754	$789
Card related expenses	470	359
Data communication and telephone	495	463
Directors fees, including stock-based compensation	613	407

20.	RESTRUCTURING CHARGES

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

During the fourth quarter of 2018, the Company finalized a plan to consolidate mortgage banking operations in the Company’s North Attleboro loan operations center. As a result, the Company eliminated fifteen administrative positions supporting the origination of residential mortgages in its Andover loan operations center and added eight similar positions in its North Attleboro location. Approximately twenty-five employees, including loan originators, remain in the Andover location.

Terminated employees were given a severance package based on their length of service with the Company. In addition, retention bonuses were offered to certain employees. The total cost of severance payments and retention bonuses amounted to $235,000 and is included in the restructuring charges in the accompanying statement of operations.

As more fully disclosed in Note 5, the Company vacated all but approximately 4,200 square feet of its remaining lease space in Andover and recorded a cease use fair value liability of $565,000 which is included in the restructuring charge in the fourth quarter of 2018.

In addition to the cease use liability, the Company also recognized an impairment write-down of $168,000 for furniture and equipment which is no longer expected to be used in operations. This write-down is also included in the restructuring charge recorded in the fourth quarter of 2018.

21.	PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

Financial information as of December 31, 2018 and 2017 and for the years then ended pertaining to Randolph Bancorp, Inc. is as follows:

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

BALANCE SHEETS

	December 31,	December 31,
	2018	2017
Assets
Cash and due from bank	$6,850	$8,187
Due from Envision Bank	—	141
Investment in Envision Bank	66,971	68,777
ESOP loan	4,266	4,378

Total assets	$78,087	$81,483

Liabilities
Accounts payable	$70	$—
Due to Envision Bank	56	—
	126	—
Total liabilities

Stockholders' Equity
Common stock	60	61
Additional paid-in capital	55,608	56,493
Retained earnings	28,329	30,415
ESOP-Unearned compensation	(4,132)	(4,319)
Accumulated other comprehensive loss, net of tax	(1,904)	(1,167)
Total stockholders' equity	77,961	81,483

Total liabilities and stockholders' equity	$78,087	$81,483

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017
Interest income	$197	$169
Operating expenses	197	308
Loss before incomes taxes and equity in undistributed net loss of Envision Bank	—	(139)
Applicable income taxes	—	—
Loss before equity in undistributed net loss of Envision Bank	—	(139)

Equity in undistributed net loss of Envision Bank	(2,086)	(1,987)
Net loss	$(2,086)	$(2,126)

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,086)	$(2,126)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed net loss of Envision Bank	2,086	1,987
Change in intercompany receivable/payable	197	(139)
Net cash provided by (used in) operating activities	197	(278)

Cash flows from investing activities:
Payments received on ESOP loan	112	129
Net cash provided by investing activities	112	129

Cash flows from financing activities:
Stock repurchases	(1,716)	(160)
Stock repurchase payable	70	—
Net cash used in financing activities	(1,646)	(160)

Net change in cash and cash equivalents	(1,337)	(309)

Cash and cash equivalents at the beginning of year	8,187	8,496

Cash and cash equivalents at end of year	$6,850	$8,187

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

22.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2018	2017	2018	2017	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Interest and dividend income	$4,727	$3,884	$5,039	$4,175	$5,468	$4,389	$6,050	$4,492
Interest expense	745	400	1,006	485	1,208	573	1,630	652
Net interest and dividend income	3,982	3,484	4,033	3,690	4,260	3,816	4,420	3,840
Provision (credit) for loan losses	95	235	(90)	100	178	—	579	205
Gain on loan origination and sales activities, net	1,547	2,038	1,854	2,520	1,956	2,705	2,183	1,888
Other non-interest income	861	1,372	929	914	1,252	866	3,102	660
Total non-interest income	2,408	3,410	2,783	3,434	3,208	3,571	5,285	2,548
Merger and integration costs	—	167	—	357	—	7	—	—
Other non-interest expense	6,998	6,962	7,912	7,071	7,427	7,202	9,337	8,056
Total non-interest expense	6,998	7,129	7,912	7,428	7,427	7,209	9,337	8,056
Provision (benefit) for income taxes	4	(23)	4	(254)	5	129	17	(295)
Net income (loss)	$(707)	$(447)	$(1,010)	$(150)	$(142)	$49	$(228)	$(1,578)

Basic and diluted earnings (loss) per share	$(0.13)	$(0.08)	$(0.18)	$(0.03)	$(0.03)	$0.01	$(0.04)	$(0.28)
Weighted average common shares (basic and diluted)	5,603,886	5,420,356	5,580,683	5,425,033	5,567,596	5,429,564	5,526,416	5,597,762

As disclosed in Note 20, the Company recognized restructuring charges in the fourth quarter of 2017 and 2018 associated with its mortgage banking operations. Included in other non-interest expense in the fourth quarter of 2018 and 2017 are $875,000 and $594,000, respectively, of expenses incurred in connection with such restructurings.

As disclosed in Note 5, the Company recognized a gain of $2,261,000 on the sale of its former Boston branch location in the fourth quarter of 2018.

The Company recognized an impairment write-down of $225,000 in the fourth quarter of 2017 on a branch office closed in 2018 and expenses of $160,000 associated with a planned transfer of loan servicing. Partially offsetting the impact of these expenses was a reduction of $200,000 in the valuation allowance for mortgage servicing rights due to an increase in their fair value. In connection with passage of the Tax Act in December 2017, the Company recognized a tax benefit of $462,000 due to repeal of the AMT in the fourth quarter of 2017.