Form 10-Q
period 2019-03-31
Randolph Bancorp, Inc.
filed 2019-05-08
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	RNDB	The NASDAQ Stock Market LLC

As of April 30, 2019 there were 5,893,293 shares of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

(In thousands except for share data)

	March 31,	December 31,
	2019	2018
Assets
Cash and due from banks	$3,774	$3,451
Interest-bearing deposits	2,494	3,667
Total cash and cash equivalents	6,268	7,118

Certificates of deposit	2,205	2,205
Securities available for sale, at fair value	50,189	50,556
Loans held for sale, at fair value	41,858	38,474
Loans, net of allowance for loan losses of $4,282 in 2019 and $4,437 in 2018	481,173	483,846
Federal Home Loan Bank of Boston stock, at cost	3,650	4,700
Accrued interest receivable	1,526	1,504
Mortgage servicing rights, net	8,140	7,786
Premises and equipment, net	6,307	6,368
Bank-owned life insurance	8,301	8,256
Foreclosed real estate	76	65
Other assets	4,655	3,462

Total assets	$614,348	$614,340

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$67,284	$64,229
Interest bearing	316,182	312,321
Brokered	60,355	60,580
Total deposits	443,821	437,130

Federal Home Loan Bank of Boston advances	83,642	89,036
Mortgagors' escrow accounts	1,992	2,129
Post-employment benefit obligations	2,416	2,551
Other liabilities	4,082	5,533
Total liabilities	535,953	536,379

Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred stock, no par value; authorized: 1,000,000 shares; issued: none	—	—
Common stock, $.01 par value; authorized: 15,000,000 shares; issued and outstanding: 5,893,293 shares at March 31, 2019 and 5,903,793 shares at December 31, 2018	59	60
Additional paid-in capital	55,419	55,608
Retained earnings	28,278	28,329
ESOP-Unearned compensation	(4,085)	(4,132)
Accumulated other comprehensive loss, net of tax	(1,276)	(1,904)
Total stockholders' equity	78,395	77,961

Total liabilities and stockholders' equity	$614,348	$614,340

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2019	2018
Interest and dividend income:
Loans	$5,588	$4,295
Securities-taxable	384	338
Securities-tax exempt	16	65
Interest-bearing deposits and certificates of deposit	28	29
Total interest and dividend income	6,016	4,727

Interest expense:
Deposits	1,160	480
Federal Home Loan Bank of Boston advances	478	265
Total interest expense	1,638	745

Net interest income	4,378	3,982
Provision for loan losses	—	95

Net interest income after provision for loan losses	4,378	3,887

Non-interest income:
Customer service fees	329	301
Gain on loan origination and sale activities, net	2,588	1,547
Mortgage servicing fees, net	319	334
Gain on sales of securities	—	49
Increase in cash surrender value of life insurance	45	38
Other	132	139
Total non-interest income	3,413	2,408

Non-interest expenses:
Salaries and employee benefits	5,412	4,436
Occupancy and equipment	656	699
Data processing	194	170
Professional fees	268	252
Marketing	188	303
FDIC insurance	31	40
Other	1,129	1,098
Total non-interest expenses	7,878	6,998

Loss before income taxes	(87)	(703)

Income tax expense (benefit)	(36)	4
Net loss	$(51)	$(707)

Weighted average common shares outstanding (basic and diluted)	5,478,544	5,603,886
Loss per common share (basic and diluted)	$(0.01)	$(0.13)

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(51)	$(707)

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	678	(1,055)
Reclassification adjustment for net gains realized in income (1)	—	(49)
Net unrealized gains (losses)	678	(1,104)
Related tax effects	(38)	—
Net-of-tax amount	640	(1,104)

Supplemental retirement plan:
Reclassification adjustments (2):
Actuarial losses	9	9
Prior service credits	(21)	(21)
	(12)	(12)
Related tax effects	—	—
Net-of-tax amount	(12)	(12)

Total other comprehensive income (loss)	628	(1,116)

Comprehensive income (loss)	$577	$(1,823)

1)	Amount is included in gain on sales of securities in the consolidated statements of operations.
2)	Amounts are included in other non-interest expenses in the consolidated statements of operations.

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three months ended March 31, 2019 and 2018

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity
	(Dollars in thousands)
Balance at December 31, 2017	6,034,276	$61	$56,493	$30,415	$(4,319)	$(1,167)	$81,483

Net loss	—	—	—	(707)	—	—	(707)

Other comprehensive loss	—	—	—	—	—	(1,116)	(1,116)

Stock repurchased	(4,500)	—	(70)	—	—	—	(70)

Stock-based compensation	—	—	207	—	—	—	207

ESOP shares committed to be released	—	—	27	—	47	—	74

Balance at March 31, 2018	6,029,776	$61	$56,657	$29,708	$(4,272)	$(2,283)	$79,871

Balance at December 31, 2018	5,903,793	$60	$55,608	$28,329	$(4,132)	$(1,904)	$77,961

Net loss	—	—	—	(51)	—	—	(51)

Other comprehensive income	—	—	—	—	—	628	628

Stock repurchased	(30,500)	(1)	(428)	—	—	—	(429)

Restricted stock awards granted	20,000	—	—	—	—	—	—

Stock-based compensation	—	—	216	—	—	—	216

ESOP shares committed to be released	—	—	23	—	47	—	70

Balance at March 31, 2019	5,893,293	$59	$55,419	$28,278	$(4,085)	$(1,276)	$78,395

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(51)	$(707)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for loan losses	—	95
Loans originated for sale	(107,640)	(70,797)
Net gain on sales of mortgage loans	(2,070)	(1,547)
Proceeds from sales of mortgage loans	106,466	75,644
Net amortization of securities	32	53
Net change in deferred loan costs and fees, and purchase premiums	20	(7)
Gain on sales of securities	—	(49)
Depreciation and amortization	209	145
Stock-based compensation	216	207
ESOP expense	70	74
Increase in cash surrender value of life insurance	(45)	(38)
Net increase in mortgage servicing rights	(354)	(202)
Other, net	(3,002)	(1,181)
Net cash (used in) provided by operating activities	(6,149)	1,690

Cash flows from investing activities:
Redemptions of certificates of deposit	—	245
Securities available for sale:
Calls/maturities	—	930
Purchases	—	(9,993)
Sales	—	8,958
Principal payments on mortgage-backed securities	1,013	952
Loan originations, net of principal repayments	3,655	(7,036)
Loan purchases	(1,002)	—
Redemptions of Federal Home Loan Bank of Boston stock	1,050	706
Purchases of premises and equipment	(148)	(731)
Net cash provided by (used in) investing activities	4,568	(5,969)

Cash flows from financing activities:
Net increase in non-brokered deposits	6,916	5,519
Net increase (decrease) in brokered deposits	(225)	23,237
Net decrease in short-term Federal Home Loan Bank of Boston borrowings	(3,827)	(22,904)
Repayments of long-term Federal Home Loan Bank of Boston advances	(1,567)	(2,130)
Net increase (decrease) in mortgagors' escrow accounts	(137)	769
Repurchases of common stock	(429)	(70)
Net cash provided by financing activities	731	4,421

Net change in cash and cash equivalents	(850)	142

Cash and cash equivalents at beginning of period	7,118	8,822

Cash and cash equivalents at end of period	$6,268	$8,964
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$1,657	$734
Income taxes paid	$15	$16

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2019 and 2018

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying interim financial statements do not include all information required under GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other interim period.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2019, the Company early adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This Update provides a revenue recognition framework for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. The Company’s revenues relate principally to financial instruments, which are explicitly excluded from the scope of this Update. The impact to the consolidated financial statements upon adopting ASU 2014-09 was not material. See Note 16 – Revenue from Contracts with Customers for additional information.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Financial Instruments. This ASU revises the accounting related to the classification and measurement of investments in equity securities, and the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments to require use of an exit pricing notion. This ASU is effective for emerging growth companies for annual periods beginning after December 31, 2018, and interim periods beginning after December 31, 2019. The Company intends to adopt this ASU effective December 31, 2019. The impact of adoption of this ASU is limited to disclosure of the fair value of financial instruments.

In February 2016, FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting requirements. This ASU is effective for emerging growth companies in fiscal years beginning after December 15, 2019, including interim periods therein. The Company’s assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the time of adoption. The Company is currently assessing the impact of the adoption of this ASU on its consolidated balance sheet.

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

The components of accumulated other comprehensive loss, included in total stockholders’ equity, are as follows:

	March 31,	December 31,
	2019	2018
	(In thousands)
Securities available for sale:
Net unrealized loss	$(656)	$(1,334)
Tax effect	(351)	(313)
Net-of-tax amount	(1,007)	(1,647)

Supplemental retirement plan
Unrecognized net actuarial loss	(596)	(605)
Unrecognized net prior service credit	374	395
	(222)	(210)
Tax effect	(47)	(47)
Net-of-tax amount	(269)	(257)

Accumulated other comprehensive loss	$(1,276)	$(1,904)

4.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2019

Debt securities:
U.S. Government-sponsored enterprises	$4,000	$15	$(21)	$3,994
Corporate	1,521	8	(8)	1,521
Municipal	1,489	14	—	1,503
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	26,217	220	(423)	26,014
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	9,064	—	(307)	8,757
U.S. Government-guaranteed	1,781	—	(24)	1,757
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,595	—	(6)	1,589
U.S. Government-guaranteed	4,660	—	(131)	4,529
Total debt securities	50,327	257	(920)	49,664

Mutual fund	518	7	—	525

Total securities available for sale	$50,845	$264	$(920)	$50,189

December 31, 2018

Debt securities:
U.S. Government-sponsored enterprises	$3,999	$13	$(31)	$3,981
Corporate	1,524	6	(18)	1,512
Municipal	1,489	18	—	1,507
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	26,989	71	(754)	26,306
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	9,094	—	(487)	8,607
U.S. Government-guaranteed	1,796	—	(33)	1,763
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,642	—	(17)	1,625
U.S. Government-guaranteed	4,839	2	(104)	4,737
Total debt securities	51,372	110	(1,444)	50,038

Mutual fund	518	—	—	518

Total securities available for sale	$51,890	$110	$(1,444)	$50,556

For the three months ended March 31, 2018, proceeds from sales of available for sale securities amounted to $9.0 million with gross realized gains of $49,000 and no gross realized losses. There were no sales of securities during the three months ended March 31, 2019.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2019 are presented below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$1,000	$1,005
After 1 year through 5 years	5,521	5,512
After 5 years through 10 years	489	501
	7,010	7,018

Mortgage-backed securities	43,317	42,646

	$50,327	$49,664

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
March 31, 2019	(In thousands)
Debt securities:
U.S. Government-sponsored enterprises	$—	$—	$(21)	$1,979
Corporate	—	—	(8)	1,010
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	(423)	12,781
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	(307)	8,757
U.S. Government-guaranteed	—	—	(24)	1,757
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	(6)	1,589
U.S. Government-guaranteed	(16)	1,286	(115)	3,243
Total debt securities	$(16)	$1,286	$(904)	$31,116

December 31, 2018
Debt securities:
U.S. Government-sponsored enterprises	$—	$—	$(31)	$1,969
Corporate	(5)	497	(13)	506
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(6)	7,038	(748)	12,981
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	(487)	8,607
U.S. Government-guaranteed	—	—	(33)	1,763
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	(17)	1,625
U.S. Government-guaranteed	—	—	(104)	3,879
Total debt securities	$(11)	$7,535	$(1,433)	$31,330

At March 31, 2019, 32 debt securities have unrealized losses with aggregate depreciation of 2.76% from the Company’s amortized cost basis. The unrealized losses at March 31, 2019, which related primarily to securities issued by U.S. government-sponsored enterprises, were due to interest rate increases since the date on which they were purchased. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at March 31, 2019.

5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio is as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Mortgage loans on real estate:
Residential:
One-to-four family	$245,647	$246,756
Home equity loans and lines of credit	43,300	43,545
Commercial	116,288	113,642
Construction	43,711	42,139
	448,946	446,082

Commercial and industrial	17,054	21,285
Consumer	17,966	19,407

Total loans	483,966	486,774
Allowance for loan losses	(4,282)	(4,437)
Net deferred loan costs and fees, and purchase premiums	1,489	1,509

	$481,173	$483,846

The following tables present activity in the allowance for loan losses by loan category for the three months ended March 31, 2019 and 2018, and allocation of the allowance to each category as of March 31, 2019 and December 31, 2018:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2019

Allowance at December 31, 2018	$1,092	$292	$1,648	$765	$265	$375	$4,437
Provision (credit) for loan losses	(12)	—	(6)	38	(17)	(3)	—
Loans charged-off	—	—	—	—	—	(165)	(165)
Recoveries	6	—	—	—	—	4	10

Balance at March 31, 2019	$1,086	$292	$1,642	$803	$248	$211	$4,282

Three Months Ended March 31, 2018

Allowance at December 31, 2017	$854	$359	$1,620	$351	$335	$218	$3,737
Provision (credit) for loan losses	(3)	6	80	35	(16)	(7)	95
Loans charged-off	—	—	—	—	—	(15)	(15)
Recoveries	25	—	—	—	—	2	27

Balance at March 31, 2018	$876	$365	$1,700	$386	$319	$198	$3,844

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
March 31, 2019	(In thousands)
Allowance for impaired loans	$102	$—	$—	$—	$—	$25	$127
Allowance for non-impaired loans	984	292	1,642	803	248	186	4,155

Total allowance for loan losses	$1,086	$292	$1,642	$803	$248	$211	$4,282

Impaired loans	$5,861	$337	$51	$—	$—	$49	$6,298
Non-impaired loans	239,786	42,963	116,237	43,711	17,054	17,917	477,668

Total loans	$245,647	$43,300	$116,288	$43,711	$17,054	$17,966	$483,966

December 31, 2018

Allowance for impaired loans	$108	$—	$—	$—	$—	$174	$282
Allowance for non-impaired loans	984	292	1,648	765	265	201	4,155

Total allowance for loan losses	$1,092	$292	$1,648	$765	$265	$375	$4,437

Impaired loans	$6,291	$408	$52	$—	$—	$199	$6,950
Non-impaired loans	240,465	43,137	113,590	42,139	21,285	19,208	479,824

Total loans	$246,756	$43,545	$113,642	$42,139	$21,285	$19,407	$486,774

The following is a summary of past due and non-accrual loans at March 31, 2019 and December 31, 2018:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual Loans
	(In thousands)
March 31, 2019
Residential one-to-four family	$731	$—	$206	$937	$2,291
Home equity loans and lines of credit	130	—	—	130	352
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	139	51	—	190	—

Total	$1,000	$51	$206	$1,257	$2,643

December 31, 2018
Residential one-to-four family	$655	$207	$635	$1,497	$2,474
Home equity loans and lines of credit	520	—	—	520	407
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	25	4	—	29	149

Total	$1,200	$211	$635	$2,046	$3,030

The following is a summary of impaired loans at March 31, 2019 and December 31, 2018:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
March 31, 2019
Impaired loans without a valuation allowance:
Residential one-to-four family	$4,033	$4,033
Home equity loans and lines of credit	337	337
Commercial real estate	51	51
Total	4,421	4,421

Impaired loans with a valuation allowance:
Residential one-to-four family	1,828	1,828	$102
Consumer	49	49	25
	1,877	1,877	127

Total impaired loans	$6,298	$6,298	$127

December 31, 2018
Impaired loans without a valuation allowance:
Residential one-to-four family	$4,280	$4,280
Home equity loans and lines of credit	408	408
Commercial real estate	52	52
Total	4,740	4,740

Impaired loans with a valuation allowance:
Residential one-to-four family	2,011	2,011	$108
Home equity loans and lines of credit	199	199	174
Total	2,210	2,210	282

Total impaired loans	$6,950	$6,950	$282

Additional information pertaining to impaired loans follows:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Three Months Ended March 31, 2019

Residential one-to-four family	$5,841	$77	$32
Home equity loans and lines of credit	437	6	6
Commercial real estate	51	1	—
Consumer	48	—	—

Total	$6,377	$84	$38

Three Months Ended March 31, 2018
Residential one-to-four family	$5,440	$54	$20
Home equity loans and lines of credit	272	3	21
Commercial real estate	329	5	—

Total	$6,041	$62	$41

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

At March 31, 2019, the Company had sixteen residential real estate loans and one commercial real estate loan aggregating $2,955,000 and $51,000, respectively, which were subject to troubled debt restructuring agreements.

At March 31, 2018, the Company had nineteen residential real estate loans and two commercial real estate loan aggregating $3,959,000 and $120,000, respectively, which were subject to troubled debt restructuring agreements.

As of March 31, 2019 and 2018, $3,006,000 and $4,079,000, respectively, in troubled debt restructurings were performing in accordance with the terms of the modified loan agreements.  Included in such amounts are $321,000 and $1,107,000, respectively, that are being accounted for as non-accrual loans.

For the three months ended March 31, 2019 the Company entered into two loan modification meeting the criteria of a troubled debt restructuring in which a loan term concession was granted to a borrower. For the three months ended March 31, 2018, the Company did not enter into any loan modifications meeting the criteria of a troubled debt restructuring.

Management performs a discounted cash flow calculation to determine the amount of valuation reserve required on each of the troubled debt restructurings.  Any reserve required is recorded as part of the allowance for loan losses. During the three months ended March 31, 2019 and 2018, there were no material changes to the allowance for loan losses as a result of loan modifications made which were considered a troubled debt restructuring.

During the three months ended March 31, 2019 and 2018, there were no troubled debt restructurings that defaulted (over 30 days past due) within twelve months of the restructure date.

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

The following table presents the Company’s loans by risk rating at the dates indicated:

	March 31, 2019			December 31, 2018
	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial
	(In thousands)
Loans rated 1 - 3B (Pass rated)	$116,288	$43,711	$17,054	$113,642	$42,139	$21,285
Loans rated 4	—	—	—	—	—	—
Loans rated 5	—	—	—	—	—	—

	$116,288	$43,711	$17,054	$113,642	$42,139	$21,285

Residential mortgages, home equity loans and lines of credit, and consumer loans are monitored for credit quality based primarily on their payment status. When one of these loans becomes more than 90 days delinquent, it is assigned an internal loan rating.  At March 31, 2019, $49,000 in consumer loans and $1,910,000 in residential mortgages were rated as substandard, and $1,083,000 in residential mortgages and $337,000 in home equity loans were rated as special mention. At December 31, 2018, one consumer loan for $149,000 was rated as doubtful, $2,469,000 in residential mortgages and one consumer loan for $50,000 were rated as substandard, and $936,000 in residential mortgages and $407,000 in home equity loans were rated as special mention.

6.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of residential mortgage loans serviced for others were $974,881,000 and $929,289,000 at March 31, 2019 and December 31, 2018, respectively.

The following table summarizes the activity relating to mortgage servicing rights for the three months ended March 31, 2019 and 2018 (in thousands):

	March 31, 2019	March 31, 2018

Mortgage servicing rights:
Balance at beginning of year	$7,794	$6,487
Additions through originations	630	390
Amortization	(272)	(245)
Balance at end of period	$8,152	$6,632

Valuation allowance:
Balance at beginning of year	$8	$90
Provision (credit)	4	(57)
Balance at end of period	$12	$33
Amortized cost, net	$8,140	$6,599
Fair value	$8,562	$6,961

During the three months ended March 31, 2019 and 2018, the Company increased (reduced) the valuation allowance for its mortgage servicing rights by $4,000 and ($57,000), due primarily to changes in fair value caused by expected loan prepayments.

7.	INCOME TAXES

During the three months ended March 31, 2019 and 2018, the Company recorded a deferred income tax benefit of $38,000 and $0, respectively, and current state tax expense of $2,000 and $4,000, respectively. The deferred income tax benefit for the 2019 period resulted from, and was limited to, an offsetting tax provision attributable to other comprehensive income, specifically, appreciation in the fair value of available-for-sale securities.

Since 2014, the Company has maintained a valuation allowance for all of its deferred tax assets based on a determination that it was more likely than not that such assets would not be realized. This determination was based on the Company’s net operating loss (“NOL”) carryforward position, its current period operating results exclusive of non-recurring items and its expectations for the upcoming year. In performing subsequent assessments, management has concluded that no significant changes in the key factors affecting the realizability of the deferred tax asset has occurred and that a valuation allowance for all deferred tax assets should be maintained. The Company’s NOL carryforward at March 31, 2019 was $13.6 million. The tax valuation allowance at such date totaled $3.2 million.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases.  Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of derivative loan commitments was $92,644,000 and $36,852,000 at March 31, 2019 and December 31, 2018, respectively.  The fair value of such commitments at March 31, 2019 and December 31, 2018 was $1,431,000 and $627,000, respectively, and is included in other assets in the consolidated balance sheets.

Forward Loan Sale Commitments

The Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments and, effective in the fourth quarter of 2018, To Be Announced (“TBA”) securities to mitigate the risk of potential decreases in the value of loans that would result from the exercise of the derivative loan commitments.

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

The Company expects that these forward loan sale commitments and TBA securities will experience changes in fair value that serve to offset the change in fair value of derivative loan commitments the degree to which depends on the notional amount of such sale commitments.  The notional amount of forward loan sale commitments and TBA securities was $88,321,000 and $42,021,000 at March 31, 2019 and December 31, 2018, respectively. The fair value of these derivative instruments was $481,000 and $253,000 at March 31, 2019 and December 31, 2018, respectively, of which $516,000 and $263,000 are included in other liabilities in the consolidated balance sheets and $35,000 and $10,000 are included in other assets in the consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.

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

Shares are committed to be released on a monthly basis and allocated as of December 31st of each year. The number of shares to be allocated annually is 18,780 through the year 2040. For the three months ended March 31, 2019 and 2018, the Company recognized compensation expense for the ESOP of $70,000 and $74,000, respectively. The fair value of the 408,463 unallocated ESOP shares at March 31, 2019 was $6,172,000.

10.	SHARE REPURCHASE PROGRAM

In September 2017, the Company’s Board of Directors adopted a share repurchase program under which the Company may repurchase up to 10%, or 586,854 shares of its then outstanding common shares. In September 2018, this program was extended for an additional year. Repurchases under the program may be made in open market or in privately negotiated transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program may be suspended or terminated at any time without prior notice, and is currently set to expire on September 14, 2019. As of March 31, 2019, the Company had repurchased 148,377 shares at a cost of $2,261,000 in connection with this program.

11.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents net income (loss) divided by the weighted average of common shares outstanding during the period. Unvested restricted shares of common stock having dividend rights are treated as “participating securities” and, accordingly, are considered outstanding in computing basic earnings (loss) per share. Unallocated ESOP shares are not considered to be outstanding for purposes of computing earnings per share. None of the Company’s 363,500 outstanding stock options were included in the computation of diluted earnings (loss) per share for the three months ended March 31, 2019. Due to the net loss for these periods, inclusion of the stock options in the computation would have been anti-dilutive.

The following table sets forth the calculation of the average number of shares outstanding used to calculate the basic and diluted loss per share for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Average number of common shares outstanding	5,889,354	6,033,476
Less: Average unallocated ESOP shares	(410,810)	(429,590)
	5,478,544	5,603,886

12.	STOCK-BASED COMPENSATION

Under the Randolph Bancorp, Inc. 2017 Stock Option and Incentive Plan (the “Equity Plan”), the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and nonqualified stock options may be granted under the Equity Plan with 586,872 shares reserved for options. The exercise price of each option equals the market price of the Company’s stock on the date of the grant and the maximum term of each options is 10 years. The total number of shares reserved for restricted stock is 234,749. Options and awards generally vest ratably over three to five years. Options awarded to one individual in 2019 vest based on the achievement of specific annual performance goals. The fair value of shares awarded is based on the market price at the date of grant.

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

During the three months ended March 31, 2019 and 2018 the Company made the following grants of options to purchase shares of common stock and used the following assumptions in measuring the fair value of such grants:

	2019	2018
Options granted	54,000	20,500
Vesting period (years)	1-5	3-5
Expiration period (years)	10	10
Expected volatility	29.87%	29.87%
Expected life (years)	6.5	4.6
Expected dividend yield	—	—
Risk free interest rate	2.53% - 2.61%	2.68%
Option fair value	$4.98 - $5.34	$5.78

A summary of stock option activity for the three months ended March 31, 2019 is presented in the table below:

Options	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2019	312,750	$14.78	8.73	$—
Granted	54,000	14.60	8.57	—
Expired	(3,250)	14.66	—	—
Balance at March 31, 2019	363,500	$14.75	8.76	$154,945
Exercisable at March 31, 2019	61,852	$14.78	—	$25,509
Unrecognized compensation cost (inclusive of directors' options)	$1,203,000
Weighted average remaining recognition period (years)	3.34

For the three months March 31, 2019 and 2018, stock-based compensation expense applicable to stock options was $91,000 and $74,000, respectively.

Restricted Stock

Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the Equity Plan. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Restricted stock awarded to date has been at no cost to the awardee. The following table presents the activity in restricted stock awards under the Equity Plan for the three months ended March 31, 2019:

	Restricted Stock Awards	Weighted Average Grant Price
Restricted stock awards at January 1, 2019	126,694	$14.66
Granted	22,500	15.00
Vested	—	—
Forfeited	(2,500)	15.00
Restricted stock awards at March 31, 2019	146,694	$14.71
Unrecognized compensation cost	$1,914,000
Weighted average remaining recognition period (years)	3.65

For the three months ended March 31, 2019 and 2018, stock-based compensation expense applicable to restricted stock was $125,000 and $133,000, respectively.

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

Securities – All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.  The securities measured at fair value in Level 1 (none at March 31, 2019 and December 31, 2018) are based on quoted market prices in an active exchange market.  Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

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

On-balance-sheet derivatives - Fair values of forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans based on current market prices for similar assets in the secondary market. For derivative loan commitments, fair values also consider the value of servicing, costs to be incurred to close loans and the probability of such commitments being exercised.

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
	(In thousands)
March 31, 2019
Assets:
Securities available for sale:
Debt securities	$—	$49,664	$—	$49,664
Mutual fund	—	525	—	525
Portfolio loans (fair value option)	—	3,839	—	3,839
Loans held for sale (fair value option)	—	41,858	—	41,858
Derivative loan commitments	—	1,431	—	1,431
Forward loan sale commitments	—	35	—	35

Liabilities:
Forward loan sale commitments, including TBAs	—	516	—	516

December 31, 2018
Assets:
Securities available for sale:
Debt securities	$—	$50,038	$—	$50,038
Mutual fund	—	518	—	518
Portfolio loans (fair value option)	—	3,680	—	3,680
Loans held for sale (fair value option)	—	38,474	—	38,474
Derivative loan commitments	—	627	—	627
Forward loan sale commitments	—	10	—	10

Liabilities:
Forward loan sale commitments, including TBAs	—	263	—	263

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets as of March 31, 2019 and December 31, 2018.

				Period Ended
	March 31, 2019			March 31, 2019
	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$932	$—
Mortgage servicing rights	—	8,140	—	(4)
Foreclosed real estate	—	—	76	—

	$—	$8,140	$1,008	$(4)

	December 31, 2018
	Level 1	Level 2	Level 3
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$1,352
Mortgage servicing rights	—	7,786	—
Foreclosed real estate	—	—	65

	$—	$7,786	$1,417

The Company recorded a increase in the valuation allowance for its mortgage servicing rights of $4,000 during the three months ended March 31, 2019, due to decreases in fair value caused by higher expected loan prepayments.

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2019 and December 31, 2018.

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

	March 31, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$2,205	$2,199	$—	$2,199	$—
Securities available for sale	50,189	50,189	—	50,189	—
Loans held for sale	41,858	41,858	—	41,858	—
Loans, net	481,173	478,890	—	—	478,890
Derivative assets	1,466	1,466	—	1,466	—

Financial liabilities:
Deposits	$443,821	$443,008	$—	$443,008	$—
FHLBB advances	83,642	83,655	—	83,655	—
Derivative liabilities	516	516	—	516	—

	December 31, 2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$2,205	$2,196	$—	$2,196	$—
Securities available for sale	50,556	50,556	—	50,556	—
Loans held for sale	38,474	38,474	—	38,474	—
Loans, net	483,846	473,612	—	—	473,612
Derivative assets	637	637	—	637	—

Financial liabilities:
Deposits	$437,130	435,964	$—	$435,964	$—
FHLBB advances	89,036	88,894	—	88,894	—
Derivative liabilities	263	263	—	263	—

14.	COMMITMENTS AND CONTINGENCIES

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

The following financial instruments were outstanding, at the dates indicated, whose contract amounts represent credit risk:

	March 31, 2019	December 31, 2018
	(In thousands)
Commitments to originate loans	$101,070	$38,404
Unused lines and letters of credit	47,826	45,977
Unadvanced funds on construction loans	13,807	14,175
Overdraft lines of credit	8,277	8,475

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

The Company reports its activities in one of two business segments, namely Envision Bank (“EB”) and Envision Mortgage (“EM”). Envision Bank operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s five full service branch offices and investing those funds in residential and commercial real estate loans, home equity lines of credit, construction loans, commercial and industrial loans, and consumer loans. Envision Mortgage’s operations primarily consist of the origination and sale of residential mortgage loans and the servicing of loans sold to government-sponsored entities. A portion of the loans originated by Envision Mortgage are held in the loan portfolio of Envision Bank.

Segment information as of and for the three months ended March 31, 2019 follows:

	For the Three Months Ended March 31, 2019
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$4,181	$197	$4,378
Provision for loan losses	—	—	—

Net interest income after provision for loan losses	4,181	197	4,378

Non-interest income:
Customer service fees	295	34	329
Gain on loan origination and sale activities, net (1)	—	2,744	2,744
Mortgage servicing fees, net	(88)	407	319
Other	125	52	177
Total non-interest income	332	3,237	3,569

Non-interest expenses:
Salaries and employee benefits	1,539	3,873	5,412
Occupancy and equipment	400	256	656
Other non-interest expenses	954	856	1,810
Total non-interest expenses	2,893	4,985	7,878

Income (loss) before income taxes and elimination of inter-segment profit	$1,620	$(1,551)	69

Elimination of inter-segment profit			(156)
Loss before income taxes			(87)

Income tax benefit			(36)
Net loss			$(51)

Total assets, March 31, 2019	$528,956	$85,392	$614,348
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
2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for HELOC originations. This income for the three months ended March 31, 2019 totaled $156,000.

3.

Loan servicing fees are charged to EB by EM based on the number of residential mortgage loans held in portfolio at a rate of 0.14% per annum and amounted to $88,000 for the three months ended March 31, 2019.

4.

Certain cost centers provide services to both business segments. The cost centers include Finance, Marketing, IT and Administration. Costs which are common to both business segments are referred to as “indirect costs” and are allocated using relevant benchmarks, e.g. headcount, number of accounts, etc.

Segment information as of and for the three months ended March 31, 2018 follows:

	For the Three Months Ended March 31, 2018
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$3,740	$242	$3,982
Provision for loan losses	95	—	95

Net interest income after provision for loan losses	3,645	242	3,887

Non-interest income:
Customer service fees	270	31	301
Gain on loan origination and sale activities, net (1)	—	1,800	1,800
Mortgage servicing fees, net	(68)	402	334
Other	144	82	226
Total non-interest income	346	2,315	2,661

Non-interest expenses:
Salaries and employee benefits	1,636	2,800	4,436
Occupancy and equipment	400	299	699
Other non-interest expenses	1,069	794	1,863
Total non-interest expenses	3,105	3,893	6,998

Income (loss) before income taxes and elimination of inter-segment profit	$886	$(1,336)	(450)

Elimination of inter-segment profit			(253)
Loss before income taxes			(703)

Income tax provision			4
Net loss			$(707)

Total assets, March 31, 2018	$473,513	$60,023	$533,536
(1)	Before elimination of inter-segment profit

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.

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

16.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers within the scope of Accounting Standards Codification (“ASC”) ("Topic 606") is measured based on the consideration specified in the contract and excludes amounts collected on behalf of third parties. The Company recognizes revenue from contracts with customers when it satisfies its performance obligations. The Company’s performance obligations are generally satisfied as services are rendered and can either be satisfied at a point in time or over time. Unsatisfied performance obligations at the report date are not material to our consolidated financial statements.

In certain cases, other parties are involved with providing services to our customers. If the Company is a principal in the transaction (providing services itself or through a third party on its behalf), revenues are reported based on the gross consideration received from the customer and any related expenses are reported in noninterest expense. If the Company is an agent in the transaction (referring to another party to provide services), the Company reports its net fee or commission retained as revenue.

Accounting Policy Updates

The Company early adopted Topic 606, “Revenue from Contracts with Customers” on January 1, 2019 and has applied the guidance to all contracts within the scope of Topic 606 as of that date. As a result, the Company has modified its accounting policy for revenue recognition as detailed in this Note.

As discussed in Note 1, there were no material changes to our consolidated financial statements at or for the three months ended March 31, 2019, as a result of adopting Topic 606. The Company applied the practical expedient pertaining to contracts with original expected duration of one year or less and does not disclose information about remaining performance obligations on such contracts. The Company also applied the practical expedient pertaining to contracts for which, at contract inception, the period between when the entity transfers the services and when the customer pays for those services will be one year or less. As such, the Company does not adjust the consideration from customers for the effects of a significant financing component.

A substantial portion of the Company’s revenue is specifically excluded from the scope of Topic 606. This exclusion is associated with financial instruments, including interest income on loans and investment securities, in addition to loan derivative income and gains on loan and investment sales. For the revenue that is within the scope of Topic 606, the following is a description of principal activities from which the Company generates its revenue from contracts with customers, separated by the timing of revenue recognition.

Revenue Recognized at a Point in Time

The Company recognizes revenue that is transactional in nature and such revenue is earned at a point in time. Revenue that is recognized at a point in time includes card interchange fees (fee income related to debit card transactions), ATM fees, wire transfer fees, overdraft charge fees, and stop-payment and returned check fees. Additionally, revenue is collected from loan fees, such as application fees. Such revenue is derived from transactional information and is recognized as revenue immediately as the transactions occur or upon providing the service to complete the customer’s transaction.

Revenue Recognized Over Time

The Company recognizes revenue over a period of time, generally monthly, as services are performed and performance obligations are satisfied. Such revenue includes service charges on deposit accounts. Fee revenue from service charges on deposit accounts represent the service charges assessed to customers who hold deposit accounts at the Bank.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help investors understand the financial performance of Randolph Bancorp, Inc. and its subsidiary through a discussion of the factors affecting its financial condition at March 31, 2019 and December 31, 2018, and its results of operations for the three month periods ended March 31, 2019 and 2018. This section should be read in conjunction with the consolidated financial statements of Randolph Bancorp, Inc. and notes thereto that appear elsewhere in this Quarterly Report. For the purpose of this Quarterly Report, the terms the “Company” “we,” “our,” and “us” refer to Randolph Bancorp, Inc. and its subsidiary unless the context indicates another meaning.

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

Critical Accounting Policies

Certain of our accounting policies are important to the presentation of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our significant accounting policies are discussed in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company”, we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Total Assets. Total assets were unchanged at $614.3 million at both March 31, 2019 and December 31, 2018 as an increase in loans held for sale of $3.4 million during the first quarter of 2019 was offset by, among other things, decreases in net loans of $2.7 million and investment securities of $367,000.

Loans Held for Sale. We are actively involved in the secondary mortgage market and designate a significant majority of our residential first mortgage loan production for sale. At March 31, 2019, loans held for sale, which consist of closed residential first mortgage loans which we intend to sell to investors, totaled $41.9 million compared to $38.5 million at December 31, 2018. This increase resulted from a 40% increase in loan production compared to the first quarter of 2018. Loan production capacity has significantly increased over the past year with the addition of new mortgage loan originators and expansion into Central and Western Massachusetts, as well as the MetroWest region of the Boston market. In addition, the decrease in mortgage rates occurring during the first quarter of 2019 favorably impacted loan refinancing activity. With a nearly threefold increase in outstanding customer interest rate lock agreements at March 31, 2019 as compared to March 31, 2018, and an increase in the proportion of loans sold on a “servicing released” basis, which  requires us to hold closed loans longer than loans sold on a “servicing retained” basis, the average balance of loans held for sale are expected to increase from recent levels for the foreseeable future.

Net Loans. Net loans decreased $2.6 million to $481.2 million at March 31, 2019 from $483.8 million at December 31, 2018. This reduction occurred principally as a result of a decrease of $1.2 million in commercial and industrial loans and a decrease of $1.4 million in consumer loans. Each of these categories of loans are generally originated by other lenders after which we acquire an interest either through outright purchase or loan participation. Loan acquisitions were limited to $1.0 million in consumer loan purchases during the first quarter of 2019. We anticipate that loan growth in 2019 will be slower than the previous two years and will be concentrated in internally-generated real estate secured loans.

Investment Securities. Investment securities, all of which are classified as available for sale, decreased $367,000 to $50.2 million at March 31, 2019 from $50.6 million at December 31, 2018 due to principal payments on mortgage-backed securities partially offset by an increase in market values attributable to the decline in longer-term interest rates during the first quarter of 2019. At March 31, 2019 and December 31, 2018, investment securities represented 8.2% of total assets. In recent years, the Bank has invested a higher proportion of its overall growth in interest-earning assets in the loan portfolio.

Mortgage Servicing Rights. Mortgage servicing rights (“MSRs”) increased $354,000 to $8.1 million at March 31, 2019 from $7.8 million at December 31, 2018. This increase was principally due to the servicing value of loans sold to Fannie Mae and Freddie Mac on a servicing retained basis, net of amortization. We serviced $974.9 million in loans for others at March 31, 2019. The fair value of the related MSRs was $8.6 million. While the decline in mortgage loan rates during the first quarter of 2019 resulted in a reduction of 4 basis points in the average value of MSRs, this reduction had virtually no impact on our operating results during the period.

Deposits. Deposits increased $6.7 million, or 1.5%, to $443.8 million at March 31, 2019 from $437.1 million at December 31, 2018. During this period, brokered deposits, which management considers to be a source of wholesale funding and an alternative to FHLBB advances, decreased $225,000. Deposit growth was primarily used to repay FHLBB advances during the first quarter of 2019. The increase in non-brokered deposits during the first quarter of 2019 was primarily due to increases in money market accounts and non-interest-bearing custodial accounts.

FHLBB Advances. FHLBB advances, which consist primarily of overnight advances, decreased $5.4 million to $83.6 million at March 31, 2019 from $89.0 million at December 31, 2018. Brokered deposits and FHLBB advances make-up the Bank’s wholesale funding which management targets at a limit of 25% of assets. At March 31, 2019, wholesale funding amounted to $144.0 million, or 23.4% of total assets.

Stockholders’ Equity. Stockholders’ equity increased $434,000 to $78.4 million at March 31, 2019 compared to $78.0 million at December 31, 2018. This change was due to an increase of $640,000 in the fair value of securities available for sale and equity adjustments of $263,000 related to the stock benefit plan and employee stock ownership plan, partially offset by stock repurchases of $429,000 and the net loss of $51,000. The increase in the fair value of available for sale securities was due to a decrease in longer-term interest rates during the first quarter of 2019.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

General. The Company recorded a net loss of $51,000, or $0.01 per share, for the three months ended March 31, 2019 compared to a net loss of $707,000, or $0.13 per share, for the three months ended March 31, 2018. The improvement in operating results between periods was attributable to the increase in net interest income earned in the Envision Bank business segment and the increase in net gain on loan origination and sale activities in the Envision Mortgage business segment.

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

	For the Three Months Ended March 31,
	2019			2018
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$516,454	$5,588	4.33%	$430,078	$4,295	3.99%
Investment securities (2) (3)	55,155	404	2.93%	61,522	421	2.74%
Interest-earning deposits	4,550	28	2.46%	7,885	29	1.47%
Total interest-earning assets	576,159	6,020	4.18%	499,485	4,745	3.80%
Noninterest-earning assets	25,151			29,336
Total assets	$601,310			$528,821
Interest-bearing liabilities:
Savings accounts	101,976	82	0.32%	104,140	41	0.16%
NOW accounts	40,571	48	0.47%	44,219	54	0.49%
Money market accounts	71,407	228	1.28%	67,714	115	0.68%
Term certificates	163,668	802	1.96%	100,146	270	1.08%
Total interest-bearing deposits	377,622	1,160	1.23%	316,219	480	0.61%
FHLBB advances	76,153	478	2.51%	66,458	265	1.59%
Total interest-bearing liabilities	453,775	1,638	1.44%	382,677	745	0.78%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	61,748			59,094
Other noninterest-bearing liabilities	7,632			5,758
Total liabilities	523,155			447,529
Total stockholders' equity	78,155			81,292
Total liabilities and stockholders' equity	$601,310			$528,821
Net interest income		$4,382			$4,000
Interest rate spread(4)			2.74%			3.02%
Net interest-earning assets(5)	$122,384			$116,808
Net interest margin(6)			3.04%			3.20%

Ratio of interest-earning assets to interest- bearing liabilities	126.97%			130.52%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available for sale, FHLBB stock and investment in a correspondent bank.
(3)	Includes tax equivalent adjustments for municipal securities, based on an effective tax rate of 21% of $4,000 and $18,000 for the three months ended March 31, 2019 and 2018, respectively.

(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2019
	Compared to
	Three Months Ended March 31, 2018
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$913	$380	$1,293
Investment securities	(45)	28	(17)
Interest-earning deposits	(15)	14	(1)
Total interest-earning assets	853	422	1,275
Interest-bearing liabilities:
Savings accounts	(1)	42	41
NOW accounts	(4)	(2)	(6)
Money market accounts	7	106	113
Term certificates	232	300	532
Total interest-bearing deposits	234	446	680
FHLBB advances	43	170	213
Total interest-bearing liabilities	277	616	893

Change in net interest income	$576	$(194)	$382

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $1.3 million, or 26.9%, to $6.0 million for the three months ended March 31, 2019 compared to $4.7 million for the three months ended March 31, 2018. This increase was due to an increase in average interest-earning assets between periods of $76.7 million, or 15.4%, as the Company continued to leverage the capital raised in its 2016 initial public offering. This increase all occurred in loans. The yield on interest-earning assets increased 38 basis points to 4.18% in the 2019 quarter from 3.80% in the same quarter of the prior year due principally to the higher proportion of loans to total interest-earning assets and a 34 basis points increase in the yield on loans.

Interest Expense. Interest expense increased $893,000, or 119.9%, to $1.6 million for the three months ended March 31, 2019 compared to $745,000 for the three months ended March 31, 2018. This increase was due to an increase in average interest-bearing liabilities of $71.1 million combined with a 66 basis points increase in the cost of funds to 1.44%. The increase in cost of funds was due to a 62 basis points increase in the cost of interest-bearing deposits caused principally by the expanded use of brokered deposits during the past twelve months. As a result of the increased utilization of brokered deposits, which have had a lower interest rate than FHLBB advances, the average balance of term certificates, which pay a higher rate of interest than other deposit instruments, as a percentage of average interest-bearing deposits increased from 31.7% during the three months ended March 31, 2018 to 43.3% during the three months ended March 31, 2019. In addition, the cost of funds was adversely affected by the higher cost of FHLBB advances, which increased 92 basis points between periods, reflecting the impact of the series of increases in the federal funds rate initiated by the Federal Reserve during 2018.

Net Interest Income. Net interest income, inclusive of tax equivalent adjustments on municipal securities, increased $382,000, or 9.6%, to $4.4 million for the three months ended March 31, 2019 compared to $4.0 million for the three months ended March 31, 2018. This improvement resulted principally from loan growth. The net interest margin decreased 16 basis points from 3.20% in the first quarter of 2018 to 3.04% in the first quarter of 2019 due to a decrease in the ratio of interest-earning assets to interest-bearing liabilities from 130.5% in the 2018 quarter to 127.0% in the 2019 quarter. In addition, the net interest margin was adversely affected by an increase in the federal funds rate from 1.50% to 2.50% over the past twelve months and a flattening yield curve wherein short-term rates have increased while long-term rates have been generally flat.

Provision for Loan Losses. Based on the application of our loan loss methodology, we recorded no provision or credit for loan losses for the three months ended March 31, 2019 compared to a provision of $95,000 for the three months ended March 31, 2018. The provision in 2018 was in the general component of the allowance for loan losses and was directly attributable to growth in the residential and commercial real estate loan portfolios. Because of the lack of loan growth as well as stability in the level of classified and nonaccrual loan balances during the period, no provision or credit for loan losses was recognized in the first quarter of 2019. While regional and local economic data, including housing prices, continued their positive trend of the past several years, it appears that this trend has stabilized. The allowance for loan losses was 0.88% of total loans at March 31, 2019 compared to 0.91% at December 31, 2018, and was 150.3% of non-performing loans at March 31, 2019 compared to 121.1% at December 31, 2018.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities increased $1.0 million, or 67.3%, to $2.6 million for the three months ended March 31, 2019 compared to $1.5 million for the three months ended March 31, 2018. Our loan origination capacity has significantly increased over the past year with the addition of new loan originators and expansion into Central and Western Massachusetts as well as the MetroWest region of the Boston market. In addition, the decrease in mortgage rates occurring during the first quarter of 2019 favorably impacted loan refinancing activity. Together, these factors resulted in a 40% increase in closed loan production and a threefold increase in outstanding interest rate locks with customers.

Other Non-interest Income. Non-interest income, excluding the net gain on loan origination and sale activities, decreased $36,000, or 4.2%, to $825,000 during the three months ended March 31, 2019 compared to $861,000 during the three months ended March 31, 2018. This decrease was primarily due to a gain of $49,000 on the sale of securities and a $57,000 partial reversal of the MSR valuation allowance in the prior year period. Partially offsetting these items were volume-related increases in customer service fees and mortgage servicing fees totaling $74,000 in the current quarter.

Non-interest Expenses. Non-interest expenses increased $880,000, or 12.6%, from $7.0 million for the three months ended March 31, 2018 to $7.9 million for the three months ended March 31, 2019. This increase was entirely attributable to an increase of $1.0 million in salaries and employee benefits, while other non-interest expenses decreased, in the aggregate, by $96,000.

Salaries and employee benefits increased $1.0 million, or 22.0%, from $4.4 million in the first quarter of 2018 to $5.4 million in the first quarter of 2019. This increase was primarily due to: 1) additional commissions of $374,000 associated with the 40% increase in loan production; 2) transition payments to new loan originators of $300,000; 3) higher employment-related taxes of $160,000, and 4) an increase of $113,000 in health insurance costs. Included in the increase in employment-related taxes is $95,000 of state unemployment taxes triggered by employee layoffs. The number of full-time equivalent employees increased from 180 at March 31, 2018 to 196 at March 31, 2019 as a result of the hiring of additional loan originators.

Occupancy and equipment expenses decreased $43,000, or 6.2%, from $699,000 in the first quarter of 2018 to $656,000 in the first quarter of 2019. This decrease is due to the reduction in rent expense and depreciation associated with contraction in our use of the former Andover loan operations center and elimination of occupancy costs associated with our former Boston branch which was sold in December 2018. The Company continues to seek a sub-tenant for 8,600 square feet of unused space in Andover. These savings were partially offset by costs associated with our Braintree branch which opened in April 2018 as well as four new loan production offices opened since the first quarter of 2018.

Data processing costs increased $24,000, or 14.1%, from $170,000 in the first quarter of 2018 to $194,000 in the first quarter of 2019 due to volume-related deposit account activities.

Professional fees increased $16,000, or 6.3%, from $252,000 in the first quarter of 2018 to $268,000 in the first quarter of 2019 due to higher legal fees.

Marketing expenses decreased $115,000, or 38.0%, from $303,000 in the first quarter of 2018 to $188,000 in the first quarter of 2019. The Bank changed its name to Envision Bank in March 2018 and in connection therewith increased its use of advertising and related activities to promote its new brand during the first half of 2018.

Other non-interest expenses increased $31,000, or 2.8%, in the first quarter of 2019 compared to the first quarter of 2018. Expense in both periods was approximately $1.0 million. This increase is primarily due to additional mortgage banking related operating and technology costs.

Income Tax Expense (Benefit). A federal tax benefit of $38,000 was recognized for the three months ended March 31, 2019, while no federal tax benefit was recognized for the three months ended March 31, 2018. The 2019 tax benefit resulted from, and was limited to, an offsetting tax provision included in other comprehensive income caused by appreciation in the far value of available for sale securities during the first quarter of 2019. The Company has a net operating loss (“NOL”) carryforward at March 31, 2019 of $13.6 million. Since 2014, the NOL carryforward as well as other net deferred tax assets have been subject to a full valuation allowance, which totaled $3.2 million at March 31, 2019. Management evaluates this position on a quarterly basis and has concluded, based on recent operating results, to maintain the full valuation allowance.

Segments. The Company has two reportable segments: Envision Bank and Envision Mortgage. Revenue from Envision Bank consists primarily of interest earned on loans and investment securities and customer service fees on deposit accounts. Revenue from Envision Mortgage consists primarily of gains on loan origination and sales activities, loan servicing income and interest income on loans held for sale and residential construction loans. Also included in Envision Mortgage’s revenues is income on loan originations that are retained in Envision Bank’s loan portfolio and loan servicing fees on these loans. This inter-segment profit is eliminated in consolidation. The following table presents a comparison of the results of operations for each segment before incomes taxes and elimination of inter-segment profit, and the changes in those results, for the three months ended March 31, 2019 and 2018.

.

	Envision Bank				Envision Mortgage
	Three Months Ended March 31,		Increase (Decrease)		Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
	(in thousands)
Net interest income	$4,181	$3,740	$441	11.8%	$197	$242	$(45)	-18.6%
Provision for loan losses	—	95	(95)	(100.0)	—	—	—	—
Net interest income
after provision for loan losses	4,181	3,645	536	14.7	197	242	(45)	(18.6)

Non-interest income:
Customer service fees	295	270	25	9.3	34	31	3	9.7
Gain on loan origination
and sale activities, net (1)	—	—	—	—	2,744	1,800	944	52.4
Mortgage servicing fees, net	(88)	(68)	(20)	(29.4)	407	402	5	1.2
Other	125	144	(19)	(13.2)	52	82	(30)	(36.6)
Total non-interest income	332	346	(14)	(4.0)	3,237	2,315	922	39.8

Non-interest expenses:
Salaries and employee benefits	1,539	1,636	(97)	(5.9)	3,873	2,800	1,073	38.3
Occupancy and equipment	400	400	—	-	256	299	(43)	(14.4)
Other non-interest expenses	954	1,069	(115)	(10.8)	856	794	62	7.8
Total non-interest expenses	2,893	3,105	(212)	(6.8)	4,985	3,893	1,092	28.1
Income (loss) before income taxes and
elimination of inter-segment profit	$1,620	$886	$734	82.8%	$(1,551)	$(1,336)	$(215)	(16.1)%

Total Assets at March 31, 2019	$528,956				$85,392
Total Assets at December 31, 2018	526,871				87,469
Increase (decrease)	$2,085				$(2,077)
Envision Bank Segment

The Envision Bank segment had income before income taxes and elimination of inter-segment profit of $1.6 million for the three months ended March 31, 2019 compared to $886,000 for the three months ended March 31, 2018 The improvement in operating results between periods of $734,000 was driven by an increase in net interest income, a lower provision for loan losses and lower non-interest expenses.

The improvement in Envision Bank’s operating results in the first quarter of 2019 compared to the prior year period was driven by an increase in net interest income of $441,000, or 11.8%, due to loan portfolio growth of $74.3 million during the past twelve months. The impact of this growth has been adversely affected by a flattening yield curve which has resulted in a decrease in the consolidated net interest margin from 3.20% in the first quarter of 2018 to 3.04% in the first quarter of 2019. Because the loan portfolio was largely unchanged as to size, mix and performance during the first quarter, no provision or credit for loan losses was recognized for the three months ended March 31, 2019. The provision in the 2018 period was due to residential and commercial real estate loan growth. Also contributing to Envision Bank’s improved earnings in the 2019 period was a decrease of $212,000, or 6.8%, in non-interest expenses.  This decrease was principally due to: 1) lower salaries and benefits due primarily to certain unfilled positions, including a senior vice president position; 2) lower marketing costs as the prior year period included spending to promote the new Envision Bank brand; 3)  lower discretionary spending in such areas as seminars, meetings and periodicals and subscriptions, and 4) a favorable adjustment associated with $3.8 million of residential mortgage loans in portfolio accounted for under the fair value option.

Total assets attributable to the Envision Bank segment increased $2.1 million, or 0.4%, to $529.0 million at March 31, 2019 from $526.9 million at December 31, 2018.

Envision Mortgage Segment

The Envision Mortgage segment incurred a loss before income taxes and elimination of inter-segment profit of $1.6 million for the three months ended March 31, 2019 compared to $1.3 million for the three months ended March 31, 2018. This decline occurred despite an increase of $944,000, or 52.4%, in net gains on loan origination and sale activities. Offsetting this increase was lower net interest income due to a drop in the average balance of loans held for sale and residential construction loans during the period of $6.2 million, higher salaries and employee benefits associated with a 40% increase in closed loan production and the addition of new loan originators, and higher operating and technology costs associated with a higher volume of loan activity. In addition, the allocation of indirect costs to Envision Mortgage has increased based on its increased headcount.

The net gain on loan origination and sale activities, the principal source of revenue for Envision Mortgage, increased $944,000 to $2.7 million in the first quarter of 2019 from $1.8 million in the first quarter of 2018. Excluding income recognized by Envision Mortgage on the placement of loans in the Envision Bank loan portfolio, the net gain on loan origination and sale activities increased $1.0 million, or 67.3%, to $2.6 million in the 2019 period from $1.5 million in the 2018 period. Our loan origination capacity has significantly increased over the past year with the addition of new loan originators and expansion into Central and Western Massachusetts as well as the MetroWest region of the Boston market. In addition, the decrease in mortgage rates occurring during the first quarter of 2019 favorably impacted loan refinancing activity. Together, these factors resulted in a 40% increase in closed loan production and a threefold increase in outstanding interest rate locks with customers.

Net interest income decreased $45,000, or 18.6%, to $197,000 in the first quarter of 2019 compared to $242,000 in the first quarter of 2018. This was primarily due to a decrease in the average balance of loans held for sale and residential construction loans of $6.2 million in the 2019 period. Also contributing to the increase in the 2019 loss was a reduction in non-interest income, exclusive of the net gain on loan origination and sale activities, of $56,000 in 2019. This reduction is principally due to a decrease of $32,000 in real estate closing service fees and a partial reversal of $57,000 in the MSR valuation allowance in the prior year period.

Non-interest expenses of Envision Mortgage increased $1.1 million, or 28.1%, to $5.0 million in the first quarter of 2019 from $3.9 million in the first quarter of 2018. This increase is entirely due to an increase of $1.1 million, or 38.3%, in employee salaries and benefits.

The increase in salaries and employee benefits was principally due to: 1) additional commissions of $374,000 associated with the 40% increase in loan production; 2) transition payments to new loan originators of $300,000; 3) higher employment-related taxes of $139,000, and 4) an increase of $109,000 in health insurance costs. Included in the increase in employment-related taxes is $95,000 of state unemployment taxes due to a rate increase triggered by employee layoffs at Envision Mortgage. The number of full-time equivalent employees increased from 104 (including 39 loan originators) at March 31, 2018 to 125 (including 57 loan originators) at March 31, 2019.

The decrease of $43,000, or 14.4%, in occupancy and equipment costs in the first quarter of 2019 compared to the prior year period was caused by a reduction in rent expense and depreciation associated with contraction in our use of the former Andover loan operations center. Throughout 2018, Envision Mortgage gradually reduced its utilization of this location to approximately 25% of the leased space. Of the remaining space, approximately 35% is being subleased and the remainder is being marketed. This savings was partially offset by costs associated with four new loan production offices.

Other non-interest expenses increased $62,000, or 7.8%, to $856,000 in the first quarter of 2019 from $794,000 in the first quarter of 2018. This increase is primarily due to greater use of technology tools and other volume-related cost increases due to higher residential mortgage loan production.

Total assets attributable to the Envision Mortgage segment decreased $2.1 million, or 2.4%, from $87.5 million at December 31, 2018 to $85.4 million at March 31, 2019. This decrease was principally due to a decrease in mortgage escrows and decrease in residential constructions loans, partially offset by an increase in loans held for sale of $3.4 million. The increase in loans held for sale resulted principally from increased first quarter loan production compared to the fourth quarter of 2018. The decrease in residential construction loans is primarily due to the timing of completion of projects.

Asset Quality

Nonperforming Assets. The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated.

	March 31, 2019	December 31, 2018
Nonaccrual loans:	(In thousands)
Real estate loans:
One- to four-family residential	$2,291	$2,474
Commercial	—	—
Home equity loans and lines of credit	352	407
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	149
Total nonaccrual loans	2,643	3,030
Delinquent loans (>90 days) accruing interest	206	635
Total non-performing loans	2,849	3,665
Other real estate owned	76	65
Total nonperforming assets	$2,925	$3,730
Performing troubled debt restructurings	3,530	3,027
Total nonperforming assets and performing troubled debt restructurings	$6,455	$6,757

Total nonperforming loans to total loans(1)	0.59%	0.75%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.05%	1.10%

(1)Total loans exclude loans held for sale but include net deferred loan costs and fees.

Interest income that would have been recorded for the three months ended March 31, 2019 had nonaccruing loans been current according to their original terms amounted to $50,000. Income related to nonaccrual loans included in interest income for the three months ended March 31, 2019 amounted to $32,000.

Classified Loans.  The following table shows the aggregate amounts of our regulatory classified loans at the dates indicated.

	March 31, 2019	December 31, 2018
	(In thousands)
Classified assets:
Substandard	$1,959	$2,519
Doubtful	—	149
Loss	—	—
Total classified assets	$1,959	$2,668

Special mention	$1,420	$1,343

None of the special mention loans at March 31, 2019 and December 31, 2018 were on nonaccrual.

Other than as disclosed in the above tables, there are no other loans where management has information indicating that there is serious doubt about the ability of the borrowers to comply with the present loan repayment terms.

Allowance for Loan Losses. The following table sets the breakdown for loan losses by loan category at the dates indicated.

	March 31, 2019			December 31, 2018
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$1,086	25.36%	50.76%	$1,092	24.61%	50.69%
Commercial	1,642	38.35%	24.03%	1,648	37.14%	23.35%
Home equity loans and lines of credit	292	6.82%	8.95%	292	6.58%	8.95%
Construction	803	18.75%	9.03%	765	17.24%	8.66%
Commercial and industrial loans	248	5.79%	3.52%	265	5.97%	4.37%
Consumer loans	211	4.93%	3.71%	375	8.46%	3.98%
Total	$4,282	100.00%	100.00%	$4,437	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	March 31,
	2019	2018
	(In thousands)
Allowance at beginning of period	$4,437	$3,737
Provision for loan losses	—	95
Charge offs:
Real estate loans:
One- to four-family residential	—	—
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans(1)	(165)	(15)
Total charge-offs	(165)	(15)

Recoveries:
Real estate loans:
One- to four-family residential	6	25
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	4	2
Total recoveries	10	27
Net charge-offs	(155)	12
Allowance at end of period	$4,282	$3,844
Total loans outstanding(2)	$485,455	$409,694
Average loans outstanding	$496,109	$407,061
Allowance for loan losses as a percent of total loans outstanding(2)	0.88%	0.94%
Net loans charged off as a percent of average loans outstanding(3)	0.12%	0.01%
Allowance for loan losses to nonperforming loans	150.30%	171.99%

(1)	Charge-offs in 2019 include one loan for $149,000 that had been classified as doubtful at December 31, 2018 and for which we had allocated a 100% valuation allowance as of such date.
(2)	Total loans exclude loans held for sale but include net deferred loan costs and fees.
(3)	Annualized.

Liquidity and Capital Resources

At March 31, 2019, we had $83.6 million of FHLBB advances outstanding. At that date, we had the ability to borrow up to an additional $92.3 million from the FHLBB, $10.0 million under a line of credit with the Federal Reserve Bank of Boston and $7.5 million under an unsecured line of credit with a correspondent bank.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2019, cash and cash equivalents totaled $6.3 million.

Financing activities consist primarily of activity in deposit accounts and borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Deposits increased $6.7 million, or 1.5%, to $443.8 million at March 31, 2019 from $437.1 million at December 31, 2018. During this period, brokered deposits, which management considers to be a source of wholesale funding and an alternative to FHLBB advances, decreased $225,000.   FHLBB advances, which consist primarily of overnight advances, decreased $5.4 million to $83.6 million at March 31, 2019 from $89.0 million at December 31, 2018. Brokered deposits and FHLBB advances make-up the Bank’s wholesale funding which management targets at a limit of 25% of assets. At March 31, 2019, wholesale funding amounted to $144.0 million, or 23.4% of total assets.

At March 31, 2019, we had $101.1 million in loan commitments outstanding, including $92.6 million related to loans to be sold in the secondary mortgage market. In addition to commitments to originate loans, we had $47.8 million in unused lines of credit to borrowers and letters of credit and $13.8 million in undisbursed construction loans. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2019 totaled $107.8 million, including $35.6 million of brokered deposits. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. At March 31, 2019, the Bank’s Tier 1 capital to average assets ratio was 11.34%. The Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to disclose quantitative and qualitative information about market risk as it qualifies as a smaller reporting company.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Pubicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (Or Units) that May be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	23,500	13.95	23,500	445,477
February 1, 2019 - February 28, 2019	4,000	13.95	4,000	441,477
March 1, 2019 - March 31, 2019	3,000	14.95	3,000	438,477
	30,500	14.05	30,500	438,477

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

101

The following materials from Randolph Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and 2018, Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Randolph Bancorp, Inc.

Date: May 8, 2019	By:	/s/ James P. McDonough
James P. McDonough
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Michael K. Devlin
Michael K. Devlin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)