Form 10-Q
period 2019-06-30
Randolph Bancorp, Inc.
filed 2019-08-06
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) f

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, there were 5,760,552 shares of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

(In thousands except for share data)

	June 30,	December 31,
	2019	2018
Assets
Cash and due from banks	$3,614	$3,451
Interest-bearing deposits	7,561	3,667
Total cash and cash equivalents	11,175	7,118

Certificates of deposit	2,205	2,205
Securities available for sale, at fair value	48,851	50,556
Loans held for sale, at fair value	102,784	38,474
Loans, net of allowance for loan losses of $4,154 in 2019 and $4,437 in 2018	451,870	483,846
Federal Home Loan Bank of Boston stock, at cost	5,375	4,700
Accrued interest receivable	1,665	1,504
Mortgage servicing rights, net	8,201	7,786
Premises and equipment, net	6,162	6,368
Bank-owned life insurance	8,349	8,256
Foreclosed real estate, net	90	65
Other assets	5,842	3,462

Total assets	$652,569	$614,340

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$65,420	$64,229
Interest bearing	313,584	312,321
Brokered	62,649	60,580
Total deposits	441,653	437,130

Federal Home Loan Bank of Boston advances	121,553	89,036
Mortgagors' escrow accounts	1,863	2,129
Post-employment benefit obligations	2,424	2,551
Other liabilities	5,723	5,533
Total liabilities	573,216	536,379

Commitments and contingencies (Note 14)

Stockholders' Equity:
Preferred stock, no par value; authorized: 1,000,000 shares; issued: none	—	—
Common stock, $.01 par value; authorized: 15,000,000 shares; issued and outstanding: 5,797,705 shares at June 30, 2019 and 5,903,793 shares at December 31, 2018	58	60
Additional paid-in capital	54,083	55,608
Retained earnings	29,784	28,329
ESOP-Unearned compensation	(4,038)	(4,132)
Accumulated other comprehensive loss, net of tax	(534)	(1,904)
Total stockholders' equity	79,353	77,961

Total liabilities and stockholders' equity	$652,569	$614,340

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest and dividend income:
Loans	$6,058	$4,586	$11,646	$8,881
Securities-taxable	358	398	742	736
Securities-tax exempt	12	21	28	85
Interest-bearing deposits and certificates of deposit	26	34	54	64
Total interest and dividend income	6,454	5,039	12,470	9,766

Interest expense:
Deposits	1,221	730	2,381	1,210
Federal Home Loan Bank of Boston advances	744	276	1,222	541
Total interest expense	1,965	1,006	3,603	1,751

Net interest income	4,489	4,033	8,867	8,015
Provision (credit) for loan losses	(144)	(90)	(144)	5

Net interest income after provision (credit) for loan losses	4,633	4,123	9,011	8,010

Non-interest income:
Customer service fees	362	439	691	739
Gain on loan origination and sale activities, net	5,068	1,854	7,656	3,401
Mortgage servicing fees, net	224	291	543	625
Gain on sales of securities	—	—	—	49
Increase in cash surrender value of life insurance	48	38	93	76
Other	153	161	285	300
Total non-interest income	5,855	2,783	9,268	5,190

Non-interest expenses:
Salaries and employee benefits	6,092	4,979	11,504	9,415
Occupancy and equipment	643	729	1,299	1,427
Data processing	197	166	391	336
Professional fees	287	320	555	572
Marketing	180	321	368	624
Other	1,464	1,397	2,624	2,535
Total non-interest expenses	8,863	7,912	16,741	14,909

Income (loss) before income taxes	1,625	(1,006)	1,538	(1,709)

Income tax expense	119	4	83	8
Net income (loss)	$1,506	$(1,010)	$1,455	$(1,717)

Weighted average common shares outstanding (basic and diluted)	5,465,205	5,580,683	5,471,846	5,594,559
Net income (loss) per common share (basic and diluted)	$0.28	$(0.18)	$0.27	$(0.31)

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$1,506	$(1,010)	$1,455	$(1,717)

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	716	(173)	1,394	(1,228)
Reclassification adjustment for net gains realized in income (1)	—	—	—	(49)
Net unrealized gains (losses)	716	(173)	1,394	(1,277)
Related tax effects	38	—	—	—
Net-of-tax amount	754	(173)	1,394	(1,277)

Supplemental retirement plan:
Reclassification adjustments (2):
Actuarial losses	9	9	18	18
Prior service credits	(21)	(20)	(42)	(41)
	(12)	(11)	(24)	(23)
Related tax effects	—	—	—	—
Net-of-tax amount	(12)	(11)	(24)	(23)

Total other comprehensive income (loss)	742	(184)	1,370	(1,300)

Comprehensive income (loss)	$2,248	$(1,194)	$2,825	$(3,017)

(1)	Amount is included in gain on sales of securities in the consolidated statements of operations.
(2)	Amounts are included in other non-interest expenses in the consolidated statements of operations.

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended June 30, 2019 and 2018

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity
	(Dollars in thousands)
Balance at March 31, 2018	6,029,776	$61	$56,657	$29,708	$(4,272)	$(2,283)	$79,871
Net loss	—	—	—	(1,010)	—	—	(1,010)
Other comprehensive loss	—	—	—	—	—	(184)	(184)
Stock repurchased	(34,938)	(1)	(560)	—	—	—	(561)
Stock-based compensation	—	—	180	—	—	—	180
Restricted stock awards forfeited	(7,042)	—	—	—	—	—	—
ESOP shares committed to be released	—	—	30	—	47	—	77
Balance at June 30, 2018	5,987,796	$60	$56,307	$28,698	$(4,225)	$(2,467)	$78,373

Balance at March 31, 2019	5,893,293	$59	$55,419	$28,278	$(4,085)	$(1,276)	$78,395
Net income	—	—	—	1,506	—	—	1,506
Other comprehensive income	—	—	—	—	—	742	742
Stock repurchased	(106,423)	(1)	(1,599)	—	—	—	(1,600)
Restricted stock awards granted	10,835	—	—	—	—	—	—
Stock-based compensation	—	—	242	—	—	—	242
ESOP shares committed to be released	—	—	21	—	47	—	68
Balance at June 30, 2019	5,797,705	$58	$54,083	$29,784	$(4,038)	$(534)	$79,353

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2019 and 2018

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity
	(Dollars in thousands)

Balance at December 31, 2017	6,034,276	$61	$56,493	$30,415	$(4,319)	$(1,167)	$81,483
Net loss	—	—	—	(1,717)	—	—	(1,717)
Other comprehensive loss	—	—	—	—	—	(1,300)	(1,300)
Stock repurchased	(39,438)	(1)	(630)	—	—	—	(631)
Stock-based compensation	—	—	387	—	—	—	387
Restricted stock awards forfeited	(7,042)	—	—	—	—	—	—
ESOP shares committed to be released	—	—	57	—	94	—	151
Balance at June 30, 2018	5,987,796	$60	$56,307	$28,698	$(4,225)	$(2,467)	$78,373

Balance at December 31, 2018	5,903,793	$60	$55,608	$28,329	$(4,132)	$(1,904)	$77,961
Net income	—	—	—	1,455	—	—	1,455
Other comprehensive income	—	—	—	—	—	1,370	1,370
Stock repurchased	(136,923)	(2)	(2,027)	—	—	—	(2,029)
Restricted stock awards granted	33,335	—	—	—	—	—	—
Restricted stock awards forfeited	(2,500)	—	—	—	—	—	—
Stock-based compensation	—	—	458	—	—	—	458
ESOP shares committed to be released	—	—	44	—	94	—	138
Balance at June 30, 2019	5,797,705	$58	$54,083	$29,784	$(4,038)	$(534)	$79,353

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$1,455	$(1,717)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision (credit) for loan losses	(144)	5
Loans originated for sale	(313,599)	(181,394)
Net gain on sales of mortgage loans	(6,296)	(3,111)
Proceeds from sales of mortgage loans	285,347	169,238
Net amortization of securities	68	96
Net change in deferred loan costs and fees, and purchase premiums	30	(82)
Gain on sales of securities	—	(49)
Depreciation and amortization	425	408
Stock-based compensation	458	387
ESOP expense	138	151
Increase in cash surrender value of life insurance	(93)	(76)
Net increase in mortgage servicing rights	(415)	(448)
Other, net	(3,681)	440
Net cash used in operating activities	(36,307)	(16,152)

Cash flows from investing activities:
Redemptions of certificates of deposit	—	245
Securities available for sale:
Calls/maturities	500	470
Purchases	—	(9,993)
Sales	—	8,958
Principal payments on mortgage-backed securities	2,531	4,263
Loan originations, net of principal repayments	5,668	(25,393)
Loan purchases	(2,186)	(1,860)
Proceeds from residential portfolio loan sale	—	3,996
(Purchases) redemptions of Federal Home Loan Bank of Boston stock	(675)	155
Purchases of premises and equipment	(219)	(1,259)
Net cash provided by (used in) investing activities	5,619	(20,418)

Cash flows from financing activities:
Net increase in non-brokered deposits	2,454	12,006
Net increase in brokered deposits	2,069	44,057
Net increase (decrease) in short-term Federal Home Loan Bank of Boston borrowings	19,152	(17,063)
Issuance of long-term Federal Home Loan Bank of Boston advances	15,000	—
Repayments of long-term Federal Home Loan Bank of Boston advances	(1,635)	(2,211)
Net increase (decrease) in mortgagors' escrow accounts	(266)	652
Repurchases of common stock	(2,029)	(631)
Net cash provided by financing activities	34,745	36,810

Net change in cash and cash equivalents	4,057	240

Cash and cash equivalents at beginning of period	7,118	8,822

Cash and cash equivalents at end of period	$11,175	$9,062
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$3,864	$1,715
Income taxes paid	$15	$16
Non-cash items:
Transfer of held for sale loans to portfolio	$3,969	$—
Transfer of portfolio loans to held for sale	$28,608	$—

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2019 and 2018

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying interim financial statements do not include all information required under GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other interim period.

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

In April 2017, the FASB issued ASU 2017-08 Receivables – Non-refundable Fees and Other Costs, which shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. Currently, GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. This ASU requires that premiums on certain callable debt securities be amortized to the shortest call date. Securities within the scope of this paragraph are those that have explicit, noncontingent call features that are callable at fixed prices and on preset dates. This ASU is effective for emerging growth companies for annual periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted, including adoption in an interim period. The impact of adopting this ASU is dependent on the materiality of callable debt securities meeting the specific criteria set forth therein at the time of adoption.

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

The components of accumulated other comprehensive loss, included in total stockholders’ equity, are as follows:

	June 30,	December 31,
	2019	2018
	(In thousands)
Securities available for sale:
Net unrealized gain (loss)	$60	$(1,334)
Tax effect	(313)	(313)
Net-of-tax amount	(253)	(1,647)

Supplemental retirement plan
Unrecognized net actuarial loss	(587)	(605)
Unrecognized net prior service credit	353	395
	(234)	(210)
Tax effect	(47)	(47)
Net-of-tax amount	(281)	(257)

Accumulated other comprehensive loss	$(534)	$(1,904)

4.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2019

Debt securities:
U.S. Government-sponsored enterprises	$4,000	$21	$(10)	$4,011
Corporate	1,519	19	(2)	1,536
Municipal	989	11	—	1,000
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	25,043	337	(255)	25,125
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	9,036	—	(86)	8,950
U.S. Government-guaranteed	1,655	—	(1)	1,654
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,540	20	—	1,560
U.S. Government-guaranteed	4,491	19	(27)	4,483
Total debt securities	48,273	427	(381)	48,319

Mutual fund	518	14	—	532

Total securities available for sale	$48,791	$441	$(381)	$48,851

December 31, 2018

Debt securities:
U.S. Government-sponsored enterprises	$3,999	$13	$(31)	$3,981
Corporate	1,524	6	(18)	1,512
Municipal	1,489	18	—	1,507
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	26,989	71	(754)	26,306
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	9,094	—	(487)	8,607
U.S. Government-guaranteed	1,796	—	(33)	1,763
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,642	—	(17)	1,625
U.S. Government-guaranteed	4,839	2	(104)	4,737
Total debt securities	51,372	110	(1,444)	50,038

Mutual fund	518	—	—	518

Total securities available for sale	$51,890	$110	$(1,444)	$50,556

For the six months ended June 30, 2018, proceeds from sales of available for sale securities amounted to $9.0 million with gross realized gains of $49,000 and no gross realized losses. There were no sales of securities during the six months ended June 30, 2019.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2019 are presented below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$3,000	$2,997
After 1 year through 5 years	2,669	2,700
After 5 years through 10 years	839	850
	6,508	6,547

Mortgage-backed securities	41,765	41,772

	$48,273	$48,319

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
June 30, 2019	(In thousands)
Debt securities:
U.S. Government-sponsored enterprises	$—	$—	$(10)	$1,990
Corporate	(2)	513	—	—
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	(255)	11,060
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	(86)	8,950
U.S. Government-guaranteed	(1)	1,654	—	—
Collateralized mortgage obligations:
U.S. Government-guaranteed	—	—	(27)	2,791
Total debt securities	$(3)	$2,167	$(378)	$24,791

December 31, 2018
Debt securities:
U.S. Government-sponsored enterprises	$—	$—	$(31)	$1,969
Corporate	(5)	497	(13)	506
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(6)	7,038	(748)	12,981
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	(487)	8,607
U.S. Government-guaranteed	—	—	(33)	1,763
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	(17)	1,625
U.S. Government-guaranteed	—	—	(104)	3,879
Total debt securities	$(11)	$7,535	$(1,433)	$31,330

At June 30, 2019, 22 debt securities had unrealized losses with aggregate depreciation of 1.39% from the Company’s amortized cost basis. The unrealized losses at June 30, 2019, which related primarily to securities issued by U.S. government-sponsored enterprises, were due to interest rate increases since the date on which they were purchased. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at June 30, 2019.

5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio is as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Mortgage loans on real estate:
Residential:
One-to-four family	$229,079	$246,756
Home equity loans and lines of credit	43,162	43,545
Commercial	114,547	113,642
Construction	38,733	42,139
	425,521	446,082

Commercial and industrial	11,554	21,285
Consumer	17,470	19,407

Total loans	454,545	486,774
Allowance for loan losses	(4,154)	(4,437)
Net deferred loan costs and fees, and purchase premiums	1,479	1,509

	$451,870	$483,846

In June 2019, management transferred $28.6 million of one-to-four family residential mortgage loans from the loan portfolio to loans held for sale. The decision to sell these loans was prompted by the decrease in mortgage rates. In addition, the sale of these loans will provide liquidity to fund future portfolio loan growth. In connection with this transfer, the Company recognized a favorable fair value adjustment of $170,000, which is included in gain on loan origination and sale activities for the three months ended June 30, 2019.

In July 2019, the Bank committed to sell $21.8 million of the transferred loans. In August 2019, the Bank committed to sell the remaining $6.8 million of the transferred loans. The sales of loans under these commitments are expected to be completed in August 2019 and are subject to standard closing conditions for transactions of this nature.

The following tables present activity in the allowance for loan losses by loan category for the three and six months ended June 30, 2019 and 2018, and allocation of the allowance to each category as of June 30, 2019 and December 31, 2018:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2019

Allowance at March 31, 2019	$1,086	$292	$1,642	$803	$248	$211	$4,282
Provision (credit) for loan losses	(83)	5	(17)	(48)	16	(17)	(144)
Loans charged-off	—	—	—	—	—	(3)	(3)
Recoveries	15	—	—	—	—	4	19

Balance at June 30, 2019	$1,018	$297	$1,625	$755	$264	$195	$4,154

Three Months Ended June 30, 2018

Allowance at March 31, 2018	$876	$365	$1,700	$386	$319	$198	$3,844
Provision (credit) for loan losses	88	(85)	(195)	57	(21)	66	(90)
Loans charged-off	—	—	—	—	—	(22)	(22)
Recoveries	5	—	—	—	—	5	10

Balance at June 30, 2018	$969	$280	$1,505	$443	$298	$247	$3,742

Six Months Ended June 30, 2019

Allowance at December 31, 2018	$1,092	$292	$1,648	$765	$265	$375	$4,437
Provision (credit) for loan losses	(95)	5	(23)	(10)	(1)	(20)	(144)
Loans charged-off	—	—	—	—	—	(168)	(168)
Recoveries	21	—	—	—	—	8	29

Balance at June 30, 2019	$1,018	$297	$1,625	$755	$264	$195	$4,154

Six Months Ended June 30, 2018

Allowance at December 31, 2017	$854	$359	$1,620	$351	$335	$218	$3,737
Provision (credit) for loan losses	85	(79)	(115)	92	(37)	59	5
Loans charged-off	—	—	—	—	—	(37)	(37)
Recoveries	30	—	—	—	—	7	37

Balance at June 30, 2018	$969	$280	$1,505	$443	$298	$247	$3,742

Additional information pertaining to the allowance for loan losses at June 30, 2019 and December 31, 2018 is as follows:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
June 30, 2019	(In thousands)
Allowance for impaired loans	$102	$—	$—	$—	$—	$24	$126
Allowance for non-impaired loans	916	297	1,625	755	264	171	4,028

Total allowance for loan losses	$1,018	$297	$1,625	$755	$264	$195	$4,154

Impaired loans	$5,534	$337	$49	$—	$—	$49	$5,969
Non-impaired loans	223,545	42,825	114,498	38,733	11,554	17,421	448,576

Total loans	$229,079	$43,162	$114,547	$38,733	$11,554	$17,470	$454,545

December 31, 2018

Allowance for impaired loans	$108	$—	$—	$—	$—	$174	$282
Allowance for non-impaired loans	984	292	1,648	765	265	201	4,155

Total allowance for loan losses	$1,092	$292	$1,648	$765	$265	$375	$4,437

Impaired loans	$6,291	$408	$52	$—	$—	$199	$6,950
Non-impaired loans	240,465	43,137	113,590	42,139	21,285	19,208	479,824

Total loans	$246,756	$43,545	$113,642	$42,139	$21,285	$19,407	$486,774

The following is a summary of past due and non-accrual loans at June 30, 2019 and December 31, 2018:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual Loans
	(In thousands)
June 30, 2019
Residential one-to-four family	$1,042	$43	$—	$1,085	$1,978
Home equity loans and lines of credit	169	40	—	209	337
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	72	23	—	95	—

Total	$1,283	$106	$—	$1,389	$2,315

December 31, 2018
Residential one-to-four family	$655	$207	$635	$1,497	$2,474
Home equity loans and lines of credit	520	—	—	520	407
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	25	4	—	29	149

Total	$1,200	$211	$635	$2,046	$3,030

The following is a summary of impaired loans at June 30, 2019 and December 31, 2018:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
June 30, 2019
Impaired loans without a valuation allowance:
Residential one-to-four family	$3,717	$3,717
Home equity loans and lines of credit	337	337
Commercial real estate	49	49
Total	4,103	4,103

Impaired loans with a valuation allowance:
Residential one-to-four family	1,817	1,817	$102
Consumer	49	49	24
	1,866	1,866	126

Total impaired loans	$5,969	$5,969	$126

December 31, 2018
Impaired loans without a valuation allowance:
Residential one-to-four family	$4,280	$4,280
Home equity loans and lines of credit	408	408
Commercial real estate	52	52
Total	4,740	4,740

Impaired loans with a valuation allowance:
Residential one-to-four family	2,011	2,011	$108
Home equity loans and lines of credit	199	199	174
Total	2,210	2,210	282

Total impaired loans	$6,950	$6,950	$282

Additional information pertaining to impaired loans follows:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Six Months Ended June 30, 2019

Residential one-to-four family	$5,630	$126	$51
Home equity loans and lines of credit	437	10	10
Commercial real estate	187	2	—
Consumer	49	1	—

Total	$6,303	$139	$61

Six Months Ended June 30, 2018
Residential one-to-four family	$4,965	$116	$40
Home equity loans and lines of credit	262	3	25
Commercial real estate	312	9	—

Total	$5,539	$128	$65

Three Months Ended June 30, 2019
Residential one-to-four family	$5,498	$49	$19
Home equity loans and lines of credit	337	4	4
Commercial real estate	187	1	—
Consumer	49	—	—

Total	$6,071	$54	$23

Three Months Ended June 30, 2018
Residential one-to-four family	$4,988	$62	$20
Home equity loans and lines of credit	253	—	4
Commercial real estate	294	4	—
Total	$5,535	$66	$24

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

At June 30, 2019, the Company had sixteen residential real estate loans and one commercial real estate loan aggregating $3,260,000 and $49,000, respectively, which were subject to troubled debt restructuring agreements.

At June 30, 2018, the Company had nineteen residential real estate loans and two commercial real estate loan aggregating $3,959,000 and $120,000, respectively, which were subject to troubled debt restructuring agreements.

As of June 30, 2019 and 2018, $3,309,000 and $4,079,000, respectively, in troubled debt restructurings were performing in accordance with the terms of the modified loan agreements.  Included in such amounts are $649,000 and $1,107,000, respectively, that are being accounted for as non-accrual loans.

For the six months ended June 30, 2019 the Company entered into two loan modifications meeting the criteria of a troubled debt restructuring in which a loan term concession was granted to a borrower. One loan that was modified was paid off in full subsequent to the modification and the other modified loan balance totaled $87,000 at June 30, 2019. For the six months ended June 30, 2018, the Company did not enter into any loan modifications meeting the criteria of a troubled debt restructuring.

Management performs a discounted cash flow calculation to determine the amount of valuation reserve required on each of the troubled debt restructurings.  Any reserve required is recorded as part of the allowance for loan losses. During the three and six months ended June 30, 2019 and 2018, there were no material changes to the allowance for loan losses as a result of loan modifications made which were considered a troubled debt restructuring.

During the three and six months ended June 30, 2019 and 2018, there were no troubled debt restructurings that defaulted (over 30 days past due) within twelve months of the restructure date.

Credit Quality Information

The Company utilizes an eight-grade internal loan rating system for commercial real estate, construction and commercial and industrial loans, as follows:

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

The following table presents the Company’s loans by risk rating at the dates indicated:

	June 30, 2019			December 31, 2018
	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial
	(In thousands)
Loans rated 1 - 3B (Pass rated)	$114,342	$38,733	$10,459	$113,642	$42,139	$21,285
Loans rated 4	205	—	1,095	—	—	—
Loans rated 5 - 7	—	—	—	—	—	—

	$114,547	$38,733	$11,554	$113,642	$42,139	$21,285

Residential mortgages, home equity loans and lines of credit, and consumer loans are monitored for credit quality based primarily on their payment status. When one of these loans becomes more than 90 days delinquent, it is assigned an internal loan rating.  At June 30, 2019, $49,000 in consumer loans and $2,411,000 in residential mortgages were rated as substandard, and $600,000 in residential mortgages and $337,000 in home equity loans were rated as special mention. At December 31, 2018, one consumer loan for $149,000 was rated as doubtful, $2,469,000 in residential mortgages and one consumer loan for $50,000 were rated as substandard, and $936,000 in residential mortgages and $407,000 in home equity loans were rated as special mention.

6.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of residential mortgage loans serviced for others were $993.0 million and $929.3 million at June 30, 2019 and December 31, 2018, respectively.

The following table summarizes the activity relating to mortgage servicing rights for the six months ended June 30, 2019 and 2018 (in thousands):

	June 30, 2019	June 30, 2018

Mortgage servicing rights:
Balance at beginning of year	$7,794	$6,487
Additions through originations	1,100	851
Amortization	(572)	(480)
Balance at end of period	$8,322	$6,858

Valuation allowance:
Balance at beginning of year	$8	$90
Provision (credit)	113	(77)
Balance at end of period	$121	$13
Amortized cost, net	$8,201	$6,845
Fair value	$8,356	$7,380

During the six months ended June 30, 2019 and 2018, the Company increased (reduced) the valuation allowance for its mortgage servicing rights by $113,000 and ($77,000), respectively, due primarily to changes in fair value caused by expected loan prepayments.

7.	INCOME TAXES

Income tax expense for the three months ended June 30, 2019 includes a state tax expense of $81,000 and reversal of the federal tax expense benefit of $38,000 recognized in the first quarter of 2019. The state tax expense is based on the projected state tax rate for the year. The reversal of the federal tax benefit was fully offset by a tax benefit included in other comprehensive income.

During the six months ended June 30, 2019 and 2018, the Company recorded a current state tax expense of $83,000 and $8,000, respectively.

Since 2014, the Company has maintained a valuation allowance for all of its deferred tax assets based on a determination that it was more likely than not that such assets would not be realized. This determination was based on the Company’s net operating loss (“NOL”) carryforward position, its current period operating results, exclusive of non-recurring items, and its expectations for the upcoming year. In performing subsequent assessments, management has concluded that no significant changes in the key factors affecting the realizability of the deferred tax asset has occurred and that a valuation allowance for all deferred tax assets should be maintained. The Company’s NOL carryforward at June 30, 2019 was $13.6 million. The tax valuation allowance at such date totaled $2.7 million.

8.	ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Loan Commitments

Mortgage loan interest rate lock commitments qualify as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that these loans will subsequently be sold either in the secondary market, to large aggregators of loans or to other financial institutions.

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases.  Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of derivative loan commitments was $171,598,000 and $36,852,000 at June 30, 2019 and December 31, 2018, respectively. The fair value of such commitments at June 30, 2019 and December 31, 2018 was $2,220,000 and $627,000, respectively, and is included in other assets in the consolidated balance sheets.

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

The Company expects that these forward loan sale commitments and TBA securities will experience changes in fair value that serve to offset the change in fair value of derivative loan commitments the degree to which depends on the notional amount of such sale commitments.  The notional amount of forward loan sale commitments and TBA securities was $190,852,000 and $42,021,000 at June 30, 2019 and December 31, 2018, respectively. The fair value of these derivative instruments was $369,000 and $253,000 at June 30, 2019 and December 31, 2018, respectively, of which $527,000 and $263,000 are included in other liabilities in the consolidated balance sheets and $158,000 and $10,000 are included in other assets in the consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.

9.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company maintains an Employee Stock Ownership Plan (“ESOP”), which is a tax-qualified retirement plan providing eligible employees the opportunity to own Bancorp stock. Bancorp made a loan to the ESOP for the purchase of 469,498 shares of its common stock at $10.00 per share in connection with its initial public offering in July 2016. The loan is payable annually over 25 years with interest at the prime rate to be reset each January 1st. The loan is secured by the shares which have not yet been allocated to participants. Loan payments are funded by cash contributions from the Bank. Such contributions are allocated to eligible participants based on their compensation, subject to federal tax limits.

Shares are committed to be released on a monthly basis and allocated as of December 31st of each year. The number of shares to be allocated annually is 18,780 through the year 2040. For the three and six months ended June 30, 2019, the Company recognized compensation expense for the ESOP of $68,000 and $138,000, respectively, while for the three and six months ended June 30, 2018, the Company recognized compensation expense for the ESOP of $77,000 and $151,000, respectively. The fair value of the 403,768 unallocated ESOP shares at June 30, 2019 was $6,097,000.

10.	SHARE REPURCHASE PROGRAM

In September 2017, the Company’s Board of Directors adopted a share repurchase program under which the Company may repurchase up to 10%, or 586,854 shares, of its then outstanding common shares. In September 2018, this program was extended for an additional year. Repurchases under the program may be made in open market or in privately negotiated transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program may be suspended or terminated at any time without prior notice and is currently set to expire on September 14, 2019. As of June 30, 2019, the Company had repurchased 254,800 shares at a cost of $3,860,000 in connection with this program.

11.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents net income (loss) divided by the weighted average of common shares outstanding during the period. Unvested restricted shares of common stock having dividend rights are treated as “participating securities” and, accordingly, are considered outstanding in computing basic earnings (loss) per share. Unallocated ESOP shares are not considered to be outstanding for purposes of computing earnings per share. None of the Company’s outstanding stock options were included in the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2019 and 2018 as their impact would have been anti-dilutive.

The following table sets forth the calculation of the average number of shares outstanding used to calculate the basic and diluted income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average number of common shares outstanding	5,871,321	6,005,578	5,880,309	6,021,802
Less: Average unallocated ESOP shares	(406,116)	(424,895)	(408,463)	(427,243)
	5,465,205	5,580,683	5,471,846	5,594,559

12.	STOCK-BASED COMPENSATION

Under the Randolph Bancorp, Inc. 2017 Stock Option and Incentive Plan (the “Equity Plan”), the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and nonqualified stock options may be granted under the Equity Plan with 586,872 shares initially reserved for options. The exercise price of each option equals the market price of the Company’s stock on the date of the grant and the maximum term of each options is 10 years. The total number of shares initially reserved for restricted stock is 234,749. Options and awards generally vest ratably over three to five years. Options awarded to one individual in 2019 vest based on the achievement of specific annual performance goals. The fair value of shares awarded is based on the market price at the date of grant.

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

During the six months ended June 30, 2019 and 2018 the Company made the following grants of options to purchase shares of common stock and used the following assumptions in measuring the fair value of such grants:

	2019	2018
Options granted	57,252	27,000
Vesting period (years)	1-5	3-5
Expiration period (years)	10	10
Expected volatility	29.87%	29.87%
Expected life (years)	6.5	6.5
Expected dividend yield	—	—
Risk free interest rate	2.37% - 2.61%	2.68% -2.77%
Option fair value	$2.99 - $5.83	$5.79

A summary of stock option activity for the six months ended June 30, 2019 is presented in the table below:

Options	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2019	312,705	$14.78	8.73	$—
Granted	57,252	14.93	8.34	—
Expired	(3,250)	14.66	—	—
Balance at June 30, 2019	366,707	$14.83	8.54	$135,971
Exercisable at June 30, 2019	64,018	$14.76	—	$24,942
Unrecognized compensation cost (inclusive of directors' options)	$1,189,000
Weighted average remaining recognition period (years)	3.23

For the six months ended June 30, 2019 and 2018, stock-based compensation expense applicable to stock options was $192,000 and $145,000, respectively. For the three months ended June 30, 2019 and 2018, stock-based compensation expense applicable to stock options was $101,000 and $71,000, respectively.

Restricted Stock

Shares issued may be either authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will become available for reissuance under the Equity Plan. The fair market value of shares awarded, based on the market price at the date of grant, is amortized over the applicable vesting period. Restricted stock awarded to date has been at no cost to the awardee. The following table presents the activity in restricted stock awards under the Equity Plan for the six months ended June 30, 2019:

	Restricted Stock Awards	Weighted Average Grant Price
Restricted stock awards at January 1, 2019	126,694	$14.66
Granted	33,335	15.07
Vested	—	—
Forfeited	(2,500)	15.00
Restricted stock awards at June 30, 2019	157,529	$14.74
Unrecognized compensation cost	$1,938,000
Weighted average remaining recognition period (years)	3.52

For the six months ended June 30, 2019 and 2018, stock-based compensation expense applicable to restricted stock was $266,000 and $242,000, respectively. For the three months ended June 30, 2019 and 2018 stock-based compensation expense applicable to restricted stock was $141,000 and $109,000, respectively.

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

Securities – All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.  The securities measured at fair value in Level 1 (none at June 30, 2019 and December 31, 2018) are based on quoted market prices in an active exchange market.  Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

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

FHLBB advances – The carrying amount of FHLBB overnight advances approximates fair value. The fair values of long-term FHLBB advances are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Accrued interest - The carrying amounts of accrued interest approximate fair value.

On-balance-sheet derivatives - Fair values of forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans using current market prices for similar assets in the secondary market. For derivative loan commitments, fair values also consider the value of servicing, costs to be incurred to close loans and the probability of such commitments being exercised.

Off-balance sheet credit-related instruments - Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair values of these instruments are not material.

Assets and liabilities recorded at fair value on a recurring basis

Assets and liabilities recorded at fair value on a recurring basis are summarized below.

				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
June 30, 2019
Assets:
Securities available for sale:
Debt securities	$—	$48,319	$—	$48,319
Mutual fund	—	532	—	532
Portfolio loans (fair value option)	—	4,986	—	4,986
Loans held for sale (fair value option)	—	102,784	—	102,784
Derivative loan commitments	—	2,220	—	2,220
Forward loan sale commitments	—	158	—	158

Liabilities:
Forward loan sale commitments, including TBAs	—	527	—	527

December 31, 2018
Assets:
Securities available for sale:
Debt securities	$—	$50,038	$—	$50,038
Mutual fund	—	518	—	518
Portfolio loans (fair value option)	—	3,680	—	3,680
Loans held for sale (fair value option)	—	38,474	—	38,474
Derivative loan commitments	—	627	—	627
Forward loan sale commitments	—	10	—	10

Liabilities:
Forward loan sale commitments, including TBAs	—	263	—	263

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the six months ended June 30, 2019 and 2018.

Assets recorded at fair value on a non-recurring basis

The Company may also be required, from time to time, to record certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets as of June 30, 2019 and December 31, 2018.

				Period Ended
	June 30, 2019			June 30, 2019
	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$952	$—
Mortgage servicing rights	—	8,201	—	(113)
Foreclosed real estate	—	—	90	—

	$—	$8,201	$1,042	$(113)

	December 31, 2018
	Level 1	Level 2	Level 3
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$1,352
Mortgage servicing rights	—	7,786	—
Foreclosed real estate	—	—	65

	$—	$7,786	$1,417

The Company recorded an increase in the valuation allowance for its mortgage servicing rights of $113,000 during the six months ended June 30, 2019.The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights. The model uses loan prepayment assumptions based on current market conditions and applies a discount rate based on indicated rates of return required by market participants. The increase in the valuation allowance during the six months ended June 30, 2019 was caused by faster loan prepayment speeds attributable to the drop in interest rates on residential mortgage loans during the period.

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2019 and December 31, 2018.

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

	June 30, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$2,205	$2,202	$—	$2,202	$—
Securities available for sale	48,851	48,851	—	48,851	—
Loans held for sale	102,784	102,784	—	102,784	—
Loans, net	451,870	452,181	—	—	452,181
Derivative assets	2,378	2,378	—	2,378	—

Financial liabilities:
Deposits	$441,653	$441,585	$—	$441,585	$—
FHLBB advances	121,553	121,675	—	121,675	—
Derivative liabilities	527	527	—	527	—

	December 31, 2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$2,205	$2,196	$—	$2,196	$—
Securities available for sale	50,556	50,556	—	50,556	—
Loans held for sale	38,474	38,474	—	38,474	—
Loans, net	483,846	473,612	—	—	473,612
Derivative assets	637	637	—	637	—

Financial liabilities:
Deposits	$437,130	435,964	$—	$435,964	$—
FHLBB advances	89,036	88,894	—	88,894	—
Derivative liabilities	263	263	—	263	—

14.	COMMITMENTS AND CONTINGENCIES

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

The following financial instruments were outstanding, at the dates indicated, whose contract amounts represent credit risk:

	June 30, 2019	December 31, 2018
	(In thousands)
Commitments to originate loans	$178,241	$38,404
Unused lines and letters of credit	49,577	45,977
Unadvanced funds on construction loans	13,820	14,175
Overdraft lines of credit	8,266	8,475

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

Segment information as of and for the three and six months ended June 30, 2019 follows:

	For the Three Months Ended June 30, 2019
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$4,161	$328	$4,489
Credit for loan losses	(144)	—	(144)

Net interest income after credit for loan losses	4,305	328	4,633

Non-interest income:
Customer service fees	322	40	362
Gain on loan origination and sale activities, net (1)	—	5,289	5,289
Mortgage servicing fees, net	(92)	316	224
Other	97	104	201
Total non-interest income	327	5,749	6,076

Non-interest expenses:
Salaries and employee benefits	1,786	4,306	6,092
Occupancy and equipment	370	273	643
Other non-interest expenses	1,298	830	2,128
Total non-interest expenses	3,454	5,409	8,863

Income before income taxes and elimination of inter-segment profit	$1,178	$668	1,846

Elimination of inter-segment profit			(221)
Income before income taxes			1,625

Income tax expense			119
Net income			$1,506

Total assets June 30, 2019	$512,162	$140,407	$652,569

	For the Six Months Ended June 30, 2019
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$8,343	$524	$8,867
Credit for loan losses	(144)	—	(144)

Net interest income after credit for loan losses	8,487	524	9,011

Non-interest income:
Customer service fees	617	74	691
Gain on loan origination and sale activities, net (1)	—	8,033	8,033
Mortgage servicing fees, net	(180)	723	543
Other	222	156	378
Total non-interest income	659	8,986	9,645

Non-interest expenses:
Salaries and employee benefits	3,325	8,179	11,504
Occupancy and equipment	770	529	1,299
Other non-interest expenses	2,252	1,686	3,938
Total non-interest expenses	6,347	10,394	16,741

Income (loss) before income taxes and elimination of inter-segment profit	$2,799	$(884)	1,915

Elimination of inter-segment profit			(377)
Income before income taxes			1,538

Income tax expense			83
Net income			$1,455
(1)	Before elimination of inter-segment profit

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.
2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for HELOC originations. This income for the three and six months ended June 30, 2019 totaled $221,000 and $377,000, respectively.

3.

Loan servicing fees are charged to EB by EM based on the number of residential mortgage loans held in portfolio at a rate of 0.14% per annum and amounted to $92,000 and $180,000 for the three and six months ended June 30, 2019, respectively.

4.

Certain cost centers provide services to both business segments. The cost centers include Finance, Marketing, IT and Administration. Costs which are common to both business segments are referred to as “indirect costs” and are allocated using relevant benchmarks, e.g. headcount, number of accounts, etc.

Segment information as of and for the three and six months ended June 30, 2018 follows:

	For the Three Months Ended June 30, 2018
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$3,800	$233	$4,033
Credit for loan losses	(90)	—	(90)

Net interest income after credit for loan losses	3,890	233	4,123

Non-interest income:
Customer service fees	410	29	439
Gain on loan origination and sale activities, net (1)	—	2,265	2,265
Mortgage servicing fees, net	(73)	364	291
Other	114	85	199
Total non-interest income	451	2,743	3,194

Non-interest expenses:
Salaries and employee benefits	1,612	3,367	4,979
Occupancy and equipment	373	356	729
Other non-interest expenses	1,227	977	2,204
Total non-interest expenses	3,212	4,700	7,912

Income (loss) before income taxes and elimination of inter-segment profit	$1,129	$(1,724)	(595)

Elimination of inter-segment profit			(411)
Loss before income taxes			(1,006)

Income tax expense			4
Net loss			$(1,010)

Total assets June 30, 2018	$489,214	$76,695	$565,909

	For the Six Months Ended June 30, 2018
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$7,539	$476	$8,015
Provision for loan losses	5	—	5

Net interest income after provision for loan losses	7,534	476	8,010

Non-interest income:
Customer service fees	711	28	739
Gain on loan origination and sale activities, net (1)	—	4,085	4,085
Mortgage servicing fees, net	(141)	766	625
Other	248	177	425
Total non-interest income	818	5,056	5,874

Non-interest expenses:
Salaries and employee benefits	3,248	6,167	9,415
Occupancy and equipment	773	654	1,427
Other non-interest expenses	2,238	1,829	4,067
Total non-interest expenses	6,259	8,650	14,909

Income (loss) before income taxes and elimination of inter-segment profit	$2,093	$(3,118)	(1,025)

Elimination of inter-segment profit			(684)
Loss before income taxes			(1,709)

Income tax expense			8
Net loss			$(1,717)
(1)	Before elimination of inter-segment profit

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.
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

As discussed in Note 1, there were no material changes to our consolidated financial statements at or for the three and six months ended June 30, 2019 as a result of adopting Topic 606. The Company applied the practical expedient pertaining to contracts with original expected duration of one year or less and does not disclose information about remaining performance obligations on such contracts. The Company also applied the practical expedient pertaining to contracts for which, at contract inception, the period between when the entity transfers the services and when the customer pays for those services will be one year or less. As such, the Company does not adjust the consideration from customers for the effects of a significant financing component.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help investors understand the financial performance of Randolph Bancorp, Inc. and its subsidiary through a discussion of the factors affecting its financial condition at June 30, 2019 and December 31, 2018, and its results of operations for the three and six month periods ended June 30, 2019 and 2018. This section should be read in conjunction with the consolidated financial statements of Randolph Bancorp, Inc. and notes thereto that appear elsewhere in this Quarterly Report. For the purpose of this Quarterly Report, the terms the “Company” “we,” “our,” and “us” refer to Randolph Bancorp, Inc. and its subsidiary unless the context indicates another meaning.

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

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Total Assets. Total assets increased $38.2 million from $614.3 million at December 31, 2018 to $652.6 million at June 30, 2019  due to an increase in loans held for sale of $64.3 million, partially offset by a decrease of $32.0 million in loans held for investment (portfolio loans). These changes were significantly impacted by management’s decision in June 2019 to transfer $28.6 million in residential mortgage loans from portfolio to loans held for sale. This decision was made in light of favorable market conditions caused by a reduction in mortgage interest rates. In addition, the sale of these loans is intended to provide additional liquidity for future growth in both commercial and residential real estate loans.

Loans Held for Sale. We are actively involved in the secondary mortgage market and designate a significant majority of our residential first mortgage loan production for sale. At June 30, 2019, loans held for sale, which consist of closed residential first mortgage loans which we intend to sell to investors, totaled $102.8 million compared to $38.5 million at December 31, 2018. This increase resulted from two items, namely 1) a 49.8% increase in loan production during the first half of 2019 compared to the first half of 2018 and 2) the transfer of $28.6 million of loans from portfolio. Loan production capacity has significantly increased over the past year with the addition of new mortgage loan originators and expansion into Central and Western Massachusetts, as well as the MetroWest region of the Boston market. In addition, the decrease in mortgage rates occurring during the first half of 2019 favorably impacted loan refinancing activity. With a fourfold increase in outstanding customer interest rate lock agreements at June 30, 2019 as compared to June 30, 2018, the average balance of loans held for sale is expected to remain at an elevated level as compared to the previous year but is expected to gradually decline during the second half of the year consistent with seasonal trends in loan origination activity. All of the $28.6 million in transferred portfolio loans are under agreement to be sold in August 2019.

Net Loans. Net loans decreased $32.0 million to $451.9 million at June 30, 2019 from $483.8 million at December 31, 2018. This reduction occurred principally as a result of the transfer of $28.6 million of residential mortgage loans to loans held for sale and the prepayment of a commercial and industrial loan participation of $4.8 million. We anticipate that portfolio loan growth will increase in the second half of 2019. This growth is expected to be concentrated in internally generated real estate secured loans.

Investment Securities. Investment securities, all of which are classified as available for sale, decreased $1.7 million to $48.9 million at June 30, 2019 from $50.6 million at December 31, 2018 due to principal payments on mortgage-backed securities, partially offset by an increase in market values attributable to the decline in longer-term interest rates during the first half of 2019. At June 30, 2019, investment securities and certificates of deposit, primary sources of on-balance sheet liquidity, totaled $51.1 million, or 7.8% of total assets. In recent years, the Bank has invested a higher proportion of its overall growth in interest-earning assets in the loan portfolio and loans held for sale.

Mortgage Servicing Rights. Mortgage servicing rights (“MSRs”) increased $415,000 to $8.2 million at June 30, 2019 from $7.8 million at December 31, 2018. This increase was principally due to the servicing value of loans sold to Fannie Mae and Freddie Mac on a servicing retained basis, net of amortization. We serviced $993.0 million in loans for others at June 30, 2019. The fair value of the related MSRs was $8.4 million. As a result of the decline in mortgage loan rates during the first half of 2019, the fair value of our MSRs declined 8 basis points, or 8.7%. An impairment charge of $113,000 was recognized through a valuation allowance during the six months ended June 30, 2019.

Deposits. Deposits increased $4.5 million, or 1.0%, to $441.6 million at June 30, 2019 from $437.1 million at December 31, 2018. During this period, brokered deposits, which management considers to be a source of wholesale funding and an alternative to FHLBB advances, increased $2.1 million. Deposit growth was adversely affected by the run-off of $7.5 million in deposits with customers associated with our former Boston branch which was closed in December 2018.

FHLBB Advances. FHLBB advances, which consist primarily of overnight advances, increased $32.5 million to $121.6 million at June 30, 2019 from $89.0 million at December 31, 2018. This increase was used to fund the increase in production of loans held for sale. Brokered deposits and FHLBB advances make-up the Bank’s wholesale funding which management targets at a limit of 25% of assets. At June 30, 2019, wholesale funding amounted to $184.2 million, or 28.2% of total assets. Management expects its utilization of wholesale funding as a percentage of assets to gradually decline during the second half of 2019 due to an expected reduction in loans held for sale during this period.

Stockholders’ Equity. Stockholders’ equity increased $1.4 million to $79.4 million at June 30, 2019 compared to $78.0 million at December 31, 2018. This change was due to net income of $1.5 million, an increase of $1.4 million in the fair value of securities available for sale and equity adjustments of $596,000 related to the stock benefit plan and employee stock ownership plan, partially offset by stock repurchases of $2.0 million. The increase in the fair value of available for sale securities was due to the steady decrease in longer-term interest rates during the first half of 2019.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018

General. The Company recognized net income of $1.5 million, or $0.28 per share, for the three months ended June 30, 2019 compared to a net loss of $1.0 million, or $0.18 per share, for the three months ended June 30, 2018. The improvement in operating results between periods was primarily attributable to an increase in net interest income earned in the Envision Bank business segment and an increase in net gain on loan origination and sale activities in the Envision Mortgage business segment.

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

	For the Three Months Ended June 30,
	2019			2018
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$558,643	$6,058	4.34%	$448,060	$4,586	4.09%
Investment securities (2) (3)	53,947	373	2.77%	60,290	425	2.82%
Interest-earning deposits	5,915	26	1.76%	9,240	34	1.47%
Total interest-earning assets	618,505	6,457	4.18%	517,590	5,045	3.90%
Noninterest-earning assets	23,820			29,660
Total assets	$642,325			$547,250
Interest-bearing liabilities:
Savings accounts	103,849	106	0.41%	104,470	45	0.17%
NOW accounts	39,130	49	0.50%	43,113	58	0.54%
Money market accounts	61,361	232	1.51%	69,626	161	0.92%
Term certificates	169,740	834	1.97%	125,973	466	1.48%
Total interest-bearing deposits	374,080	1,221	1.31%	343,182	730	0.85%
FHLBB advances	118,364	744	2.51%	57,562	276	1.92%
Total interest-bearing liabilities	492,444	1,965	1.60%	400,744	1,006	1.00%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	62,377			60,524
Other noninterest-bearing liabilities	8,270			6,340
Total liabilities	563,091			467,608
Total stockholders' equity	79,234			79,642
Total liabilities and stockholders' equity	$642,325			$547,250
Net interest income		$4,492			$4,039
Interest rate spread(4)			2.58%			2.90%
Net interest-earning assets(5)	$126,061			$116,846
Net interest margin(6)			2.91%			3.12%

Ratio of interest-earning assets to interest- bearing liabilities	125.60%			129.16%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available for sale, FHLBB stock and investment in a correspondent bank.
(3)	Includes tax equivalent adjustments for municipal securities, based on an effective tax rate of 21% of $3,000 and $6,000 for the three months ended June 30, 2019 and 2018, respectively.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2019
	Compared to
	Three Months Ended June 30, 2018
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$1,186	$286	$1,472
Investment securities	(44)	(8)	(52)
Interest-earning deposits	(14)	6	(8)
Total interest-earning assets	1,128	284	1,412
Interest-bearing liabilities:
Savings accounts	—	61	61
NOW accounts	(5)	(4)	(9)
Money market accounts	(21)	92	71
Term certificates	190	178	368
Total interest-bearing deposits	164	327	491
FHLBB advances	362	106	468
Total interest-bearing liabilities	526	433	959

Change in net interest income	$602	$(149)	$453

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $1.4 million, or 28.0%, to $6.5 million for the three months ended June 30, 2019 compared to $5.0 million for the three months ended June 30, 2018. This increase was due to an increase in average interest-earning assets between periods of $100.9 million, or 19.5%, as the Company continued to leverage the capital raised in its 2016 initial public offering. This increase all occurred in loans, including loans held for sale. The yield on interest-earning assets increased 28 basis points to 4.18% in the 2019 quarter from 3.90% in the same quarter of the prior year due principally to the higher proportion of loans to total interest-earning assets and a 25 basis points increase in the yield on loans.

Interest Expense. Interest expense increased $959,000, or 95.3%, to $2.0 million for the three months ended June 30, 2019 compared to $1.0 million for the three months ended June 30, 2018. This increase was due to an increase in average interest-bearing liabilities of $91.7 million combined with a 60 basis points increase in the cost of funds to 1.60%. The increase in cost of funds was principally due to greater utilization of wholesale funding (brokered deposits and FHLBB advances) to fund the nearly 20% growth in average interest-earning assets over the past year. The cost of interest-bearing deposits increased 46 basis points caused principally by the expanded use of brokered deposits during the past twelve months. In addition, the cost of funds was adversely affected by the higher cost of FHLBB advances, which increased 59 basis points between periods, reflecting the impact of the series of increases in the federal funds rate initiated by the Federal Reserve during 2018.

Net Interest Income. Net interest income, inclusive of tax equivalent adjustments on municipal securities, increased $453,000, or 11.2%, to $4.5 million for the three months ended June 30, 2019 compared to $4.0 million for the three months ended June 30, 2018. This improvement resulted principally from loan growth. The net interest margin decreased 21 basis points from 3.12% in the second quarter of 2018 to 2.91% in the second quarter of 2019, primarily due to the increased utilization of more expensive wholesale funding to support the nearly 20% growth in average interest-earning assets between periods. Wholesale funds as a percentage of interest-bearing liabilities increased from 24.2% at June 30, 2018 to 37.0% at June 30, 2019. In addition, the net interest margin was adversely affected by an increase in the federal funds rate from 1.50% to 2.50% during 2018 as well as a flatter yield curve.

Provision for Loan Losses. Based on the application of our loan loss methodology, we recorded a credit of $144,000 to the allowance for loan losses for the three months ended June 30, 2019 compared to a credit of $90,000 for the three months ended June 30, 2018. The credit to the allowance in the 2019 period was primarily due to decreases in the loan portfolio attributable to the transfer of $28.6 million in residential mortgage loans to loans held for sale and the prepayment of a $4.8 million commercial and industrial loan participation. In the second quarter of 2018, management reduced the general component of the allowance for loan losses for both commercial real estate and home equity loans which lead to the credit to the allowance of $90,000. The allowance for loan losses was 0.91% of total loans at June 30, 2019 and December 31, 2018 and was 179.4% of non-performing loans at June 30, 2019 compared to 121.1% at December 31, 2018.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities increased $3.2 million, or 173.4%, to $5.1 million for the three months ended June 30, 2019 compared to $1.9 million for the three months ended June 30, 2018. Our loan origination capacity has significantly increased over the past year with the addition of twenty new loan originators and expansion into Central and Western Massachusetts as well as the MetroWest region of the Boston market. In addition, the decrease in mortgage rates occurring during the first half of 2019 has favorably impacted loan refinancing activity. Together, these factors resulted in a 55.0% increase in loan production to $226.2 million in the second quarter of 2019 compared to $145.9 million in the prior year period. Refinanced loans accounted for $60.8 million, or 75% of this increase. In addition, the Company experienced a greater than fourfold increase in the pipeline of interest rate lock agreements with customers at June 30, 2019 as compared to June 30, 2018. At June 30, 2019, the notional amount of interest rate lock agreements with customers totaled $171.6 million compared to $37.9 million at June 30, 2018.

Other Non-interest Income. Non-interest income, excluding the net gain on loan origination and sale activities, decreased $142,000, or 15.3%, to $787,000 during the three months ended June 30, 2019 compared to $929,000 during the three months ended June 30, 2018. This decrease was primarily due to changes in the valuation allowance for MSRs. In the second quarter of 2019, a provision to the allowance of $109,000 was recognized while a $20,000 partial reversal of the MSR valuation allowance was recognized in the prior year period. Together these valuation allowance adjustments caused a net reduction of $129,000 in mortgage servicing fees between periods.

Non-interest Expenses. Non-interest expenses increased $951,000, or 12.0%, from $7.9 million for the three months ended June 30, 2018 to $8.9 million for the three months ended June 30, 2019. This increase was primarily due to an increase in salaries and employee benefits associated with increased loan production as well as additional incentive compensation and loan officer transition payments.

Salaries and employee benefits increased $1.1 million, or 22.4%, from $5.0 million in the second quarter of 2018 to $6.1 million in the second quarter of 2019. This increase was primarily due to: 1) additional commissions of $568,000 associated with the 55% increase in residential mortgage loan production; 2) additional incentive compensation and transition payments to new loan originators of $307,000, due to the addition of loan originators and improved operating results and 3) additional employee compensation of $366,000 largely due to Envision Mortgage’s increased loan production. These increases were partially offset by an increase in deferred loan origination costs and fees of $225,000.

Occupancy and equipment expenses decreased $86,000, or 11.8%, from $729,000 in the second quarter of 2018 to $643,000 in the second quarter of 2019. This decrease is due to the reduction in rent expense and depreciation associated with contraction in our use of the former Andover loan operations center, elimination of occupancy costs associated with our former Boston branch which was sold in December 2018 and a lease loss accrual of $60,000 recognized in 2018. The Company continues to seek a sub-tenant for 8,600 square feet of unused space in Andover. These savings were partially offset by costs associated with five new loan production offices opened since the second quarter of 2018.

Marketing expenses decreased $141,000, or 43.9%, from $321,000 in the second quarter of 2018 to $180,000 in the second quarter of 2019. The Bank changed its name to Envision Bank in March 2018 and in connection therewith increased its use of advertising and related activities to promote its new brand during the first half of 2018.

All other components of non-interest expenses increased, in the aggregate, $65,000, or 3.5%, in the second quarter of 2019 compared to the second quarter of 2018. This increase is primarily due to additional mortgage banking related operating and technology costs and higher FDIC premiums.

Income Tax Expense. The provision for income taxes for the three months ended June 30, 2019 includes a state income tax provision of $81,000 and reversal of the federal tax benefit of $38,000 recognized in the first quarter of 2019. The state tax provision is based on the projected state tax rate for the year. The reversal of the federal tax benefit was fully offset by a tax benefit included in other comprehensive income.   The Company has a net operating loss (“NOL”) carryforward of $13.6 million. Since 2014, the NOL carryforward as well as other net deferred tax assets have been subject to a full valuation allowance, which totaled $2.7 million at June 30, 2019 compared to $3.2 million at December 31, 2018. The decrease in the valuation allowance in 2019 is primarily the result of the impact of the Company’s earnings on the NOL carryforward. Management evaluates this position on a quarterly basis and has concluded, based on recent operating results, to maintain the full valuation allowance.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018

General. The Company recognized net income of $1.5 million, or $0.27 per share, for the six months ended June 30, 2019 compared to a net loss of $1.7 million, or $0.31 per share, for the six months ended June 30, 2018. The improvement in operating results between periods was attributable to an increase in net interest income earned in the Envision Bank business segment and an increase in net gain on loan origination and sale activities in the Envision Mortgage business segment.

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

	For the Six Months Ended June 30,
	2019			2018
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$537,549	$11,646	4.33%	$439,069	$8,881	4.05%
Investment securities (2) (3)	54,551	777	2.85%	60,906	844	2.77%
Interest-earning deposits	5,258	54	2.05%	8,563	64	1.49%
Total interest-earning assets	597,358	12,477	4.18%	508,538	9,789	3.85%
Noninterest-earning assets	24,462			29,498
Total assets	$621,820			$538,036
Interest-bearing liabilities:
Savings accounts	102,912	188	0.37%	104,305	87	0.17%
NOW accounts	39,851	97	0.49%	43,666	111	0.51%
Money market accounts	66,384	461	1.39%	68,670	276	0.80%
Term certificates	166,704	1,634	1.96%	113,060	736	1.30%
Total interest-bearing deposits	375,851	2,380	1.27%	329,701	1,210	0.73%
FHLBB advances	97,259	1,222	2.51%	62,010	541	1.74%
Total interest-bearing liabilities	473,110	3,602	1.52%	391,711	1,751	0.89%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	62,063			59,809
Other noninterest-bearing liabilities	7,952			6,049
Total liabilities	543,125			457,569
Total stockholders' equity	78,695			80,467
Total liabilities and stockholders' equity	$621,820			$538,036
Net interest income		$8,875			$8,038
Interest rate spread(4)			2.65%			2.96%
Net interest-earning assets(5)	$124,248			$116,827
Net interest margin(6)			2.97%			3.16%

Ratio of interest-earning assets to interest- bearing liabilities	126.26%			129.82%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available for sale, FHLBB stock and investment in a correspondent bank.
(3)	Includes tax equivalent adjustments for municipal securities, based on an effective tax rate of 21% of $7,000 and $23,000 for the six months ended June 30, 2019 and 2018, respectively.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Six Months Ended June 30,2019
	Compared to
	Six Months Ended June 30,2018
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$2,100	$665	$2,765
Investment securities	(90)	23	(67)
Interest-earning deposits	(30)	20	(10)
Total interest-earning assets	1,980	708	2,688
Interest-bearing liabilities:
Savings accounts	(1)	102	101
NOW accounts	(9)	(5)	(14)
Money market accounts	(9)	194	185
Term certificates	435	463	898
Total interest-bearing deposits	416	754	1,170
FHLBB advances	384	297	681
Total interest-bearing liabilities	800	1,051	1,851

Change in net interest income	$1,180	$(343)	$837

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $2.7 million, or 27.5%, to $12.5 million for the six months ended June 30, 2019 compared to $9.8 million for the six months ended June 30, 2018. This increase was due to an increase in average interest-earning assets between periods of $88.8 million, or 17.5%, as the Company continued to leverage the capital raised in its 2016 initial public offering. This increase all occurred in loans, including loans held for sale. The yield on interest-earning assets increased 33 basis points to 4.18% in the first half of 2019 from 3.85% in the same period of the prior year due principally to the higher proportion of loans to total interest-earning assets and the yield increase in each component of interest-earning assets.

Interest Expense. Interest expense increased $1.9 million, or 105.7%, to $3.6 million for the six months ended June 30, 2019 compared to $1.8 million for the six months ended June 30, 2018. This increase was due to an increase in average interest-bearing liabilities of $81.4 million combined with a 63 basis points increase in the cost of funds to 1.52%. The increase in cost of funds was principally due to greater utilization of wholesale funding (brokered deposits and FHLBB advances) to fund the 17.5% growth in average interest-earning assets between periods. The cost of interest-bearing deposits increased 54 basis points caused principally by the expanded use of brokered deposits. In addition, the average cost of funds was adversely affected by the higher cost of FHLBB advances which increased 77 basis points between periods reflecting the impact of the series of increases in the federal funds rate initiated by the Federal Reserve during 2018.

Net Interest Income. Net interest income, inclusive of tax equivalent adjustments on municipal securities, increased $837,000, or 10.4%, to $8.9 million for the six months ended June 30, 2019 compared to $8.0 million for the six months ended June 30, 2018. This improvement resulted principally from loan growth, including loans held for sale. The net interest margin decreased 19 basis points from 3.16% in the first half of 2018 to 2.97% in the first half of 2019 primarily due to the increased utilization of more expensive wholesale funding to support the 17.5% growth in average interest-earning assets between periods. In addition, the net interest margin was adversely affected by an increase in the federal funds rate from 1.50% to 2.50% during 2018 and a flatter yield curve.

Provision for Loan Losses. A credit of $144,000 to the allowance for loan losses was recognized for the six months ended June 30, 2019 compared to a provision of $5,000 for the six months ended June 30, 2018. The credit to the allowance in the 2019 period was primarily due to decreases in the loan portfolio attributable to the transfer of $28.6 million in residential mortgage loans to loans held for sale and the prepayment of a $4.8 million commercial and industrial loan participation. In the second quarter of 2018, management reduced the general component of the allowance for loan losses for commercial real estate and home equity loans and increased it for consumer loans. Together, these changes reduced the amount that would have been provided in the 2018 period by $265,000. While regional and local economic data, including housing prices, continued their positive trend of the past several years, it appears that this trend has largely stabilized. The allowance for loan losses was 0.91% of total loans at June 30, 2019 and December 31, 2018 and was 179.4% of non-performing loans at June 30, 2019 compared to 121.1% at December 31, 2018.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities increased $4.3 million, or 125.1%, to $7.7 million for the six months ended June 30, 2019 compared to $3.4 million for the six months ended June 30, 2018. Our loan origination capacity has significantly increased over the past year with the addition of twenty new loan originators and expansion into Central and Western Massachusetts as well as the MetroWest region of the Boston market. In addition, the decrease in mortgage rates occurring during the first quarter of 2019 favorably impacted loan refinancing activity. Together, these factors resulted in a 49.8% increase in closed loan production to $343.8 million during the first half of 2019 compared to $229.6 million in the prior year period. Refinanced loans accounted for $69.8 million, or 61%, of this increase. In addition, the Company experienced a greater than fourfold increase in the pipeline of interest rate lock agreements with customers at June 30, 2019 as compared to June 30, 2018. At June 30, 2019, the notional amount of interest rate lock agreements with customers totaled $171.6 million compared to $37.9 million at June 30, 2018.

Other Non-interest Income. Non-interest income, excluding the net gain on loan origination and sale activities, decreased $177,000, or 9.9%, to $1.6 million during the six months ended June 30, 2019 compared to $1.8 million during the six months ended June 30, 2018. This decrease was primarily due to changes in the valuation allowance for MSRs. In the first half of 2019, a provision to the allowance of $113,000 was recognized while a $77,000 partial reversal of the MSR valuation allowance was recognized in the prior year period. Together these valuation allowance adjustments caused a net reduction of $190,000 in mortgage servicing fees between periods. In addition, a gain of $49,000 on the sale of securities was recognized in the 2018 period. Partially offsetting these items was an increase in mortgage servicing fees, net of amortization, of $108,000 in the 2019 period.

Non-interest Expenses. Non-interest expenses increased $1.8 million, or 12.3%, from $14.9 million for the six months ended June 30, 2018 to $16.7 million for the six months ended June 30, 2019.  This increase was primarily due to an increase in salaries and employee benefits associated with increased loan production as well as additional incentive compensation and loan originator transition payments.

Salaries and employee benefits increased $2.1 million, or 22.2%, from $9.4 million in the first half of 2018 to $11.5 million in the first half of 2019. This increase was primarily due to: 1) additional commissions of $942,000 associated with the 49.8% increase in residential mortgage loan production; 2) additional incentive compensation and loan originator transition payments of $617,000 due to the addition of loan originators and improved operating results; 3) $563,000 in additional employee compensation largely related to Envision Mortgage’s increased loan production, and 4) an increase of $163,000 in health insurance costs due primarily to an increase in headcount. These increases were partially offset by an increase in deferred loan origination costs and fees of $357,000 associated with the increase in residential mortgage loan production. The number of full-time equivalent employees increased from 185 at June 30, 2018 to 207 at June 30, 2019 as a result of the hiring of additional loan originators and operations personnel in the Envision Mortgage business segment.

Occupancy and equipment expenses decreased $128,000, or 9.0%, from $1.4 million in the first half of 2018 to $1.3 million in the first half of 2019. This decrease is due to the reduction in rent expense and depreciation associated with contraction in our use of the former Andover loan operations center, elimination of occupancy costs associated with our former Boston branch which was sold in December 2018 and a lease loss accrual of $60,000 recognized in 2018. The Company continues to seek a sub-tenant for 8,600 square feet of unused space in Andover. These savings were partially offset by higher costs in 2019 associated with our Braintree branch, which opened in April 2018, as well as five new loan production offices opened since June 2018.

Data processing costs increased $55,000, or 16.4%, from $336,000 in the first half of 2018 to $391,000 in the first half of 2019 due primarily to volume-related deposit account activities.

Marketing expenses decreased $256,000, or 41.0%, from $624,000 in the first half of 2018 to $368,000 in the first half of 2019. The Bank changed its name to Envision Bank in March 2018 and in connection therewith increased its use of advertising and related activities to promote its new brand during the first half of 2018.

Other non-interest expenses, in the aggregate, increased $72,000, or 2.3%, in the first half of 2019 compared to the first half of 2018. Expense in both periods was approximately $3.1 million. This increase is primarily due to additional mortgage banking related operating and technology costs and higher FDIC premiums.

Income Tax Expense. State income taxes of $83,000 and $8,000 were provided for the six months ended June 30, 2019 and 2018, respectively. The state tax provision is based on the projected state tax rate for the year.

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

Comparison of Segment Results for the Three Months Ended June 30, 2019 and 2018

The following table presents a comparison of the results of operations for each segment before incomes taxes and elimination of inter-segment profit, and the changes in those results, for the three months ended June 30, 2019 and 2018.

	Envision Bank				Envision Mortgage
	Three Months Ended June 30,		Increase (Decrease)		Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
	(dollars in thousands)
Net interest income	$4,161	$3,800	$361	9.5%	$328	$233	$95	40.8%
Credit for loan losses	(144)	(90)	(54)	60.0	—	—	—	—
Net interest income
after credit for loan losses	4,305	3,890	415	10.7	328	233	95	40.8

Non-interest income:
Customer service fees	322	410	(88)	(21.5)	40	29	11	37.9
Gain on loan origination
and sale activities, net (1)	—	—	—	—	5,289	2,265	3,024	133.5
Mortgage servicing fees, net	(92)	(73)	(19)	(26.0)	316	364	(48)	(13.2)
Other	97	114	(17)	(14.9)	104	85	19	22.4
Total non-interest income	327	451	(124)	(27.5)	5,749	2,743	3,006	109.6

Non-interest expenses:
Salaries and employee benefits	1,786	1,612	174	10.8	4,306	3,367	939	27.9
Occupancy and equipment	370	373	(3)	(0.8)	273	356	(83)	(23.3)
Other non-interest expenses	1,298	1,227	71	5.8	830	977	(147)	(15.0)
Total non-interest expenses	3,454	3,212	242	7.5	5,409	4,700	709	15.1
Income (loss) before income taxes and
elimination of inter-segment profit	$1,178	$1,129	$49	4.3%	$668	$(1,724)	$2,392	138.7%

Total assets at June 30, 2019	$512,162				$140,407
Total assets at December 31, 2018	526,871				87,469
Increase (decrease)	$(14,709)				$52,938
(1)	Before elimination of inter-segment profit

Envision Bank Segment

The Envision Bank segment had income before income taxes and elimination of inter-segment profit of $1.2 million for the three months ended June 30, 2019 compared to $1.1 million for the three months ended June 30, 2018. The improvement in operating results between periods of $49,000 was driven by an increase in net interest income and an increase in the credit for loan losses.

The improvement in Envision Bank’s operating results in the second quarter of 2019 compared to the prior year period was driven by an increase in net interest income of $361,000, or 9.5%, due to loan portfolio growth of $52.8 million during the past twelve months (excluding the impact of a transfer of $28.6 million in residential mortgage loans in June 2019). The impact of this growth has been adversely affected by a flattening yield curve which has resulted in a decrease in the consolidated net interest margin from 3.12% in the second quarter of 2018 to 2.91% in the second quarter of 2019. In addition, the increased utilization of wholesale funding, which has a higher cost than core deposits, to support asset growth has contributed to the reduction in the interest margin in the 2019 period. Due to the decrease of $32.0 million in the loan portfolio during 2019, a credit to the allowance of $144,000 was recognized.  The $90,000 credit in the 2018 period was due to favorable adjustments totaling $265,000 to the general component of the allowance for loan losses. Non-interest income decreased $124,000 between periods largely due to lower customer service fees. This decrease was caused by a reduction in non-sufficient funds (“NSF”) charges, loss of fees associated with the discontinued use of remote ATMs and lower card-related income.  Non-interest expenses increased $242,000, or 7.5%. This increase was principally the result of annual salary adjustments and incentive compensation.

Total assets attributable to the Envision Bank segment decreased $14.7 million, or 2.8%, to $512.2 million at June 30, 2019 from $526.9 million at December 31, 2018. This decrease was principally due to the transfer of $28.6 million in residential mortgage loans from Envision Bank to Envision Mortgage in June 2019. No gain or loss was recognized by the Envision Bank business segment in connection with this transfer.

Envision Mortgage Segment

The Envision Mortgage segment had income before income taxes and elimination of inter-segment profit of $668,000 for the three months ended June 30, 2019 compared to a loss of $1.7 million for the three months ended June 30, 2018. This improvement of $2.4 million in operating results occurred as a result of an increase of $3.0 million, or 133.5%, in net gains on loan origination and sale activities. Partially offsetting this increase were higher salaries and employee benefits associated with a 55% increase in closed loan production, additional incentive compensation and transition payments made to new loan originators.

The net gain on loan origination and sale activities, the principal source of revenue for Envision Mortgage, increased $3.0 million to $5.3 million in the second quarter of 2019 from $2.3 million in the second quarter of 2018. Excluding income recognized by Envision Mortgage on the placement of loans in the Envision Bank loan portfolio, the net gain on loan origination and sale activities increased $3.2 million, or 173.4%, to $5.1 million in the 2019 period from $1.9 million in the 2018 period. Our loan origination capacity has significantly increased over the past year with the addition of twenty new loan originators and expansion into Central and Western Massachusetts as well as the MetroWest region of the Boston market. In addition, the decrease in mortgage rates occurring during the first half of 2019 favorably impacted loan refinancing activity. Together, these factors resulted in a 55% increase in closed loan production and a greater than fourfold increase in outstanding interest rate locks with customers.

Net interest income increased $95,000, or 40.8%, to $328,000 in the second quarter of 2019 compared to $233,000 in the second quarter of 2018. This was primarily due to an increase in the average balance of loans held for sale and residential construction loans of $30.2 million in the 2019 period. This increase does not include the impact of the transfer of $28.6 million in residential mortgage loans from Envision Bank to Envision Mortgage on June 30, 2019.

Mortgage servicing fee income decreased $48,000 between periods largely due to a $129,000 change in adjustments to the valuation allowance for MSRs between periods. Due to an increase in expected loan prepayment speeds caused by the reduction in interest rates, Envision Mortgage provided $109,000 to increase the valuation allowance for MSRs in the second quarter of 2019, while in the second quarter of 2018 a $20,000 reversal of the allowance was recorded. Overall the fair value of serviced loans has declined 8 basis points, or 8.7%, in 2019.

Non-interest expenses of Envision Mortgage increased $709,000, or 15.1%, to $5.4 million in the second quarter of 2019 from $4.7 million in the second quarter of 2018. This increase is entirely due to an increase of $939,000, or 27.9%, in salaries and employee benefits.

The increase in salaries and employee benefits was principally due to: 1) commissions of $942,000 associated with the 55% increase in loan production; 2) additional incentive compensation and transition payments to new loan originators of $307,000, and 3) additional employee compensation of $366,000 associated with higher loan production. The number of full-time equivalent employees increased from 91 (including 36 loan originators) at June 30, 2018 to 125 (including 57 loan originators) at June 30, 2019.

The decrease of $83,000, or 23.3%, in occupancy and equipment costs in the second quarter of 2019 compared to the prior year period was caused by a reduction in rent expense and depreciation associated with contraction in our use of the former Andover loan operations center. In addition, a lease loss accrual of $60,000 was recognized in the 2018 period. Throughout 2018, Envision Mortgage gradually reduced its utilization of this location to approximately 25% of the leased space. Of the remaining space, approximately 35% is being subleased and the remainder is being marketed. This savings was partially offset by costs associated with five new loan production offices.

Other non-interest expenses decreased $147,000, or 15.0%, to $830,000 in the second quarter of 2019 from $977,000 in the second quarter of 2018. This decrease is due to reductions in the allocation of certain indirect costs incurred by the Marketing, Finance and Administration cost centers. These decreases were partially offset by increases due to greater use of technology tools and other volume-related cost increases associated with higher residential mortgage loan production.

Total assets attributable to the Envision Mortgage segment increased $52.9 million, or 60.5%, from $87.5 million at December 31, 2018 to $140.4 million at June 30, 2019. This increase was due to a $64.3 million increase in loans held for sale during 2019 caused by the 49.8% increase in loan production in 2019 and the transfer of $28.6 million in residential mortgage loans from the Envision Bank business segment. This increase was partially offset by a $5.5 million reduction in construction loans.

Comparison of Segment Results for the Six Months Ended June 30, 2019 and 2018

The following table presents a comparison of the results of operations for each segment before incomes taxes and elimination of inter-segment profit, and the changes in those results, for the six months ended June 30, 2019 and 2018.

	Envision Bank				Envision Mortgage
	Six Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
	(in thousands)
Net interest income	$8,343	$7,539	$804	10.7%	$524	$476	$48	10.1%
Provision (credit) for loan losses	(144)	5	(149)	(2,980.0)	—	—	—	—
Net interest income
after provision for loan losses	8,487	7,534	953	12.6	524	476	48	10.1

Non-interest income:
Customer service fees	617	711	(94)	(13.2)	74	28	46	164.3
Gain on loan origination
and sale activities, net (1)	—	—	—	—	8,033	4,085	3,948	96.6
Mortgage servicing fees, net	(180)	(141)	(39)	(27.7)	723	766	(43)	(5.6)
Other	222	248	(26)	(10.5)	156	177	(21)	(11.9)
Total non-interest income	659	818	(159)	(19.4)	8,986	5,056	3,930	77.7

Non-interest expenses:
Salaries and employee benefits	3,325	3,248	77	2.4	8,179	6,167	2,012	32.6
Occupancy and equipment	770	773	(3)	(0.4)	529	654	(125)	(19.1)
Other non-interest expenses	2,251	2,238	13	0.6	1,686	1,829	(143)	(7.8)
Total non-interest expenses	6,346	6,259	87	1.4	10,394	8,650	1,744	20.2
Income (loss) before income taxes and
elimination of inter-segment profit	$2,800	$2,093	$707	33.8%	$(884)	$(3,118)	$2,234	71.6%
(1)	Before elimination of inter-segment profit

Envision Bank Segment

The Envision Bank segment had income before income taxes and elimination of inter-segment profit of $2.8 million for the six months ended June 30, 2019 compared to $2.1 million for the six months ended June 30, 2018 The improvement in operating results between periods of $707,000 was driven by an increase in net interest income and a credit for loan losses in the 2019 period compared to a provision for loan losses in the 2018 period.

The improvement in Envision Bank’s operating results in the first six months of 2019 compared to the prior year period was driven by an increase in net interest income of $804,000, or 10.7%, due to loan portfolio growth of $52.8 million during the past twelve months (excluding the impact of a transfer of $28.6 million in residential mortgage loans in June 2019). The impact of this growth has been adversely affected by a flattening yield curve which has resulted in a decrease in the consolidated net interest margin from 3.16% in the first half of 2018 to 2.97% in the first half of 2019. In addition, the increased utilization of wholesale funding, which has a higher cost than core deposits, to support asset growth has contributed to the reduction in the interest margin in the 2019 period. Due to the decrease of $32.0 million in the loan portfolio during the first half of 2019, a credit to the allowance of $144,000 was recognized.  The $5,000 provision in the 2018 period was due to residential and commercial real estate loan growth and was largely offset by favorable adjustments totaling $265,000 to the general component of the allowance for loan losses. Non-interest income decreased $159,000 between periods largely due to lower customer service fees. This decrease was caused by a reduction in

NSF charges, loss of fees associated with the discontinued use of remote ATMs and lower card-related income.  Non-interest expenses increased $87,000, or 1.4%. This increase was principally the result of annual salary adjustments and incentive compensation.

Envision Mortgage Segment

The Envision Mortgage segment incurred a loss before income taxes and elimination of inter-segment profit of $884,000 for the six months ended June 30, 2019 compared to a loss of $3.1 million for the six months ended June 30, 2018. This improvement of $2.2 million in operating results occurred as a result of an increase of $3.9 million, or 96.6%, in net gains on loan origination and sale activities. This increase was partially offset by higher salaries and employee benefits associated with a 49.8% increase in closed loan production, additional incentive compensation and transition payments made to new loan originators.

The net gain on loan origination and sale activities increased $3.9 million to $8.0 million in the first half of 2019 from $4.1 million in the first half of 2018. Excluding income recognized by Envision Mortgage on the placement of loans in the Envision Bank loan portfolio, the net gain on loan origination and sale activities increased $4.2 million, or 125.1%, to $7.7 million in the 2019 period from $3.4 million in the 2018 period. Our loan origination capacity has significantly increased over the past year with the addition of twenty new loan originators and expansion into Central and Western Massachusetts as well as the MetroWest region of the Boston market. In addition, the decrease in mortgage rates occurring during the first half of 2019 favorably impacted loan refinancing activity. Together, these factors resulted in a 49.8% increase in closed loan production and a greater than fourfold increase in outstanding interest rate locks with customers.

Net interest income increased $48,000, or 10.1%, to $524,000 in the first half of 2019 compared to $476,000 in the first half of 2018. This was primarily due to an increase in the average balance of loans held for sale and residential construction loans of $12.9 million in the 2019 period. This increase does not include the impact of the transfer of $28.6 million in residential mortgage loans from Envision Bank to Envision Mortgage on June 30, 2019.

Mortgage servicing fee income decreased $43,000 between periods largely due to a $190,000 change in adjustments to the valuation allowance for MSRs between periods. Due to an increase in expected loan prepayment speeds caused by the reduction in interest rates, Envision Mortgage provided $113,000 to increase the valuation allowance for MSRs in the first half of 2019, while in the first half of 2018 a $77,000 reversal of the allowance was recorded.

Non-interest expenses of Envision Mortgage increased $1.7 million, or 20.2%, to $10.4 million in the first half of 2019 from $8.7 million in the first half of 2018. This increase is entirely due to an increase of $2.0 million, or 32.6%, in salaries and employee benefits.

The increase in salaries and employee benefits was principally due to: 1) commissions of $942,000 associated with the 49.8% increase in loan production; 2) additional incentive compensation and transition payments to new loan originators of $367,000; 3) additional employee compensation of $486,000 associated with higher loan production, and 4) an increase of $139,000 in health insurance costs. The number of full-time equivalent employees increased from 91 (including 36 loan originators) at June 30, 2018 to 125 (including 57 loan originators) at June 30, 2019.

The decrease of $125,000, or 19.1%, in occupancy and equipment costs in the first half of 2019 compared to the prior year period was caused by a reduction in rent expense and depreciation associated with contraction in our use of the former Andover loan operations center. In addition, a lease loss accrual of $60,000 was recognized in the 2018 period. Throughout 2018, Envision Mortgage gradually reduced its utilization of this location to approximately 25% of the leased space. Of the remaining space, approximately 25% is being subleased and the remainder is being marketed. This savings was partially offset by costs associated with five new loan production offices.

Other non-interest expenses decreased $143,000, or 7.8%, to $1.7 million in the first half of 2019 from $1.8 million in the first quarter of 2018. This decrease is due to reductions in the allocation of certain indirect costs incurred by the Marketing, Finance and Administration cost centers. These decreases were partially offset by increases due to greater use of technology tools and other volume-related cost increases associated with higher residential mortgage loan production.

Asset Quality

Nonperforming Assets. The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated.

	June 30, 2019	December 31, 2018
Nonaccrual loans:	(In thousands)
Real estate loans:
One- to four-family residential	$1,978	$2,474
Commercial	—	—
Home equity loans and lines of credit	337	407
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	149
Total nonaccrual loans	2,315	3,030
Delinquent loans (>90 days) accruing interest	—	635
Total non-performing loans	2,315	3,665
Other real estate owned	90	65
Total nonperforming assets	$2,405	$3,730
Performing troubled debt restructurings	2,660	3,027
Total nonperforming assets and performing troubled debt restructurings	$5,065	$6,757

Total nonperforming loans to total loans(1)	0.51%	0.75%
Total nonperforming assets and performing troubled debt restructurings to total assets	0.78%	1.10%

(1)Total loans exclude loans held for sale but include net deferred loan costs and fees.

Interest income that would have been recorded for the six months ended June 30, 2019 had nonaccruing loans been current according to their original terms amounted to $104,000. Income related to nonaccrual loans included in interest income for the six months ended June 30, 2019 amounted to $61,000.

Classified Loans.  The following table shows the aggregate amounts of our regulatory classified loans at the dates indicated.

	June 30, 2019	December 31, 2018
	(In thousands)
Classified assets:
Substandard	$2,460	$2,519
Doubtful	—	149
Loss	—	—
Total classified assets	$2,460	$2,668

Special mention	$2,237	$1,343

None of the special mention loans at June 30, 2019 and December 31, 2018 were on nonaccrual.

Other than as disclosed in the above tables, there are no other loans where management has information indicating that there is serious doubt about the ability of the borrowers to comply with the present loan repayment terms.

Allowance for Loan Losses. The following table sets the breakdown for loan losses by loan category at the dates indicated.

	June 30, 2019			December 31, 2018
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$1,018	24.51%	50.40%	$1,092	24.61%	50.69%
Commercial	1,625	39.12%	25.20%	1,648	37.14%	23.35%
Home equity loans and lines of credit	297	7.15%	9.50%	292	6.58%	8.95%
Construction	755	18.18%	8.52%	765	17.24%	8.66%
Commercial and industrial loans	264	6.36%	2.54%	265	5.97%	4.37%
Consumer loans	195	4.68%	3.84%	375	8.46%	3.98%
Total	$4,154	100.00%	100.00%	$4,437	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Allowance at beginning of period	$4,437	$3,737
Provision (credit) for loan losses	(144)	5
Charge offs:
Real estate loans:
One- to four-family residential	—	—
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans(1)	(168)	(37)
Total charge-offs	(168)	(37)

Recoveries:
Real estate loans:
One- to four-family residential	21	30
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	8	7
Total recoveries	29	37
Net charge-offs	(139)	—
Allowance at end of period	$4,154	$3,742
Total loans outstanding(2)	$456,024	$431,445
Average loans outstanding	$488,369	$407,303
Allowance for loan losses as a percent of total loans outstanding(2)	0.91%	0.87%
Net loans charged off as a percent of average loans outstanding(3)	0.07%	0.00%
Allowance for loan losses to nonperforming loans	179.44%	199.64%

(1)	Charge-offs in 2019 include one loan for $149,000 that had been classified as doubtful at December 31, 2018 and for which we had allocated a 100% valuation allowance as of such date.
(2)	Total loans exclude loans held for sale but include net deferred loan costs and fees.
(3)	Annualized.

Liquidity and Capital Resources

At June 30, 2019, we had $121.6 million of FHLBB advances outstanding. At that date, we had the ability to borrow up to an additional $45.3 million from the FHLBB, $10.0 million under a line of credit with the Federal Reserve Bank of Boston and $7.5 million under an unsecured line of credit with a correspondent bank.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2019, cash and cash equivalents totaled $11.2 million.

Financing activities consist primarily of activity in deposit accounts and borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Deposits increased $4.5 million, or 1.0%, to $441.7 million at June 30, 2019 from $437.1 million at December 31, 2018. During this period, brokered deposits, which management considers to be a source of wholesale funding and an alternative to FHLBB advances, increased $2.1 million. FHLBB advances, which consist primarily of overnight advances, increased $32.5 million to $121.6 million at June 30, 2019 from $89.0 million at December 31, 2018. Brokered deposits and FHLBB advances make-up the Bank’s wholesale funding which management targets at a limit of 25% of assets. At June 30, 2019, wholesale funding amounted to $144.0 million, or 28.2% of total assets. Management expects its utilization of wholesale funding as a percentage of assets to gradually decline during the second half of 2019 due to an anticipated reduction in loans held for sale during that period.

At June 30, 2019, we had $178.2 million in loan commitments outstanding, including $171.6 million related to loans to be sold in the secondary mortgage market and to other financial institutions. In addition to commitments to originate loans, we had $49.5 million in unused lines of credit to borrowers and letters of credit and $13.8 million in undisbursed construction loans. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2019 totaled $114.7 million, including $29.9 million of brokered deposits. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. At June 30, 2019, the Bank’s Tier 1 capital to average assets ratio was 10.91%. The Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines as of June 30, 2019.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to disclose quantitative and qualitative information about market risk as it qualifies as a smaller reporting company.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Pubicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (Or Units) that May be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	—	$—	—	438,477
May 1, 2019 - May 31, 2019	40,700	15.08	40,700	397,777
June 1, 2019 - June 30, 2019	65,723	15.04	63,323	334,454
	106,423	$15.07	104,023	334,454

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

101

The following materials from Randolph Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three months and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three ended June 30, 2019 and 2018, (v) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2019 and 2018, (vi) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 and (vii) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Randolph Bancorp, Inc.

Date: August 6, 2019	By:	/s/ James P. McDonough
James P. McDonough
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2019	By:	/s/ Michael K. Devlin
Michael K. Devlin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)