Form 10-Q
period 2019-09-30
Randolph Bancorp, Inc.
filed 2019-11-05
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) f

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, there were 5,663,651 shares of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

(In thousands except for share data)

	September 30,	December 31,
	2019	2018
Assets
Cash and due from banks	$6,525	$3,451
Interest-bearing deposits	2,701	3,667
Total cash and cash equivalents	9,226	7,118

Certificates of deposit	490	2,205
Securities available for sale, at fair value	47,187	50,556
Loans held for sale, at fair value	94,372	38,474
Loans, net of allowance for loan losses of $4,153 in 2019 and $4,437 in 2018	457,218	483,846
Federal Home Loan Bank of Boston stock, at cost	2,985	4,700
Accrued interest receivable	1,410	1,504
Mortgage servicing rights, net	8,459	7,786
Premises and equipment, net	5,911	6,368
Bank-owned life insurance	8,395	8,256
Foreclosed real estate, net	—	65
Other assets	5,785	3,462

Total assets	$641,438	$614,340

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$65,250	$64,229
Interest bearing	329,319	312,321
Brokered	96,261	60,580
Total deposits	490,830	437,130

Federal Home Loan Bank of Boston advances	57,668	89,036
Mortgagors' escrow accounts	2,199	2,129
Post-employment benefit obligations	2,385	2,551
Other liabilities	8,765	5,533
Total liabilities	561,847	536,379

Commitments and contingencies (Note 14)

Stockholders' Equity:
Preferred stock, no par value; authorized: 1,000,000 shares; issued: none	—	—
Common stock, $.01 par value; authorized: 15,000,000 shares; issued and outstanding: 5,701,152 shares at September 30, 2019 and 5,903,793 shares at December 31, 2018	57	60
Additional paid-in capital	52,884	55,608
Retained earnings	30,928	28,329
ESOP-Unearned compensation	(3,991)	(4,132)
Accumulated other comprehensive loss, net of tax	(287)	(1,904)
Total stockholders' equity	79,591	77,961

Total liabilities and stockholders' equity	$641,438	$614,340

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest and dividend income:
Loans	$6,144	$5,036	$17,790	$13,917
Securities-taxable	366	386	1,108	1,122
Securities-tax exempt	8	19	36	104
Interest-bearing deposits and certificates of deposit	23	27	77	91
Total interest and dividend income	6,541	5,468	19,011	15,234

Interest expense:
Deposits	1,365	865	3,746	2,074
Federal Home Loan Bank of Boston advances	603	343	1,825	884
Total interest expense	1,968	1,208	5,571	2,958

Net interest income	4,573	4,260	13,440	12,276
Provision (credit) for loan losses	—	178	(144)	183

Net interest income after provision (credit) for loan losses	4,573	4,082	13,584	12,093

Non-interest income:
Customer service fees	363	357	1,054	1,096
Gain on loan origination and sale activities, net	5,782	1,956	13,438	5,356
Mortgage servicing fees, net	(181)	310	362	935
Gain on sale of building	—	230	—	230
Gain on sales of securities	—	—	—	49
Increase in cash surrender value of life insurance	45	73	139	148
Other	294	282	578	584
Total non-interest income	6,303	3,208	15,571	8,398

Non-interest expenses:
Salaries and employee benefits	7,010	4,788	18,514	14,166
Occupancy and equipment	673	728	1,972	2,157
Data processing	179	172	570	508
Professional fees	264	252	819	824
Marketing	275	205	643	867
Other	1,317	1,282	3,941	3,814
Total non-interest expenses	9,718	7,427	26,459	22,336

Income (loss) before income taxes	1,158	(137)	2,696	(1,845)

Income tax expense	14	5	97	14
Net income (loss)	$1,144	$(142)	$2,599	$(1,859)

Weighted average common shares outstanding (basic and diluted)	5,345,786	5,567,596	5,429,339	5,585,571
Net income (loss) per common share (basic and diluted)	$0.21	$(0.03)	$0.48	$(0.33)

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$1,144	$(142)	$2,599	$(1,859)

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	259	(377)	1,653	(1,605)
Reclassification adjustment for net gains realized in income (1)	—	—	—	(49)
Net unrealized gains (losses)	259	(377)	1,653	(1,654)
Related tax effects	—	—	—	—
Net-of-tax amount	259	(377)	1,653	(1,654)

Supplemental retirement plan:
Reclassification adjustments (2):
Actuarial losses	9	9	27	27
Prior service credits	(21)	(21)	(63)	(62)
	(12)	(12)	(36)	(35)
Related tax effects	—	—	—	—
Net-of-tax amount	(12)	(12)	(36)	(35)

Total other comprehensive income (loss)	247	(389)	1,617	(1,689)

Comprehensive income (loss)	$1,391	$(531)	$4,216	$(3,548)

(1)	Amount is included in gain on sales of securities in the consolidated statements of operations.
(2)	Amounts are included in other non-interest expenses in the consolidated statements of operations.

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months ended September 30, 2019 and 2018

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity
	(Dollars in thousands)
Balance at June 30, 2018	5,987,796	$60	$56,307	$28,698	$(4,225)	$(2,467)	$78,373
Net loss	—	—	—	(142)	—	—	(142)
Other comprehensive loss	—	—	—	—	—	(389)	(389)
Stock-based compensation	—	—	210	—	—	—	210
ESOP shares committed to be released	—	—	32	—	46	—	78
Balance at September 30, 2018	5,987,796	$60	$56,549	$28,556	$(4,179)	$(2,856)	$78,130

Balance at June 30, 2019	5,797,705	$58	$54,083	$29,784	$(4,038)	$(534)	$79,353
Net income	—	—	—	1,144	—	—	1,144
Other comprehensive income	—	—	—	—	—	247	247
Stock repurchased	(96,553)	(1)	(1,440)	—	—	—	(1,441)
Stock-based compensation	—	—	223	—	—	—	223
ESOP shares committed to be released	—	—	18	—	47	—	65
Balance at September 30, 2019	5,701,152	$57	$52,884	$30,928	$(3,991)	$(287)	$79,591

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Nine Months ended September 30, 2019 and 2018

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity
	(Dollars in thousands)

Balance at December 31, 2017	6,034,276	$61	$56,493	$30,415	$(4,319)	$(1,167)	$81,483
Net loss	—	—	—	(1,859)	—	—	(1,859)
Other comprehensive loss	—	—	—	—	—	(1,689)	(1,689)
Stock repurchased	(39,438)	(1)	(630)	—	—	—	(631)
Stock-based compensation	—	—	597	—	—	—	597
Restricted stock awards forfeited	(7,042)	—	—	—	—	—	—
ESOP shares committed to be released	—	—	89	—	140	—	229
Balance at September 30, 2018	5,987,796	$60	$56,549	$28,556	$(4,179)	$(2,856)	$78,130

Balance at December 31, 2018	5,903,793	$60	$55,608	$28,329	$(4,132)	$(1,904)	$77,961
Net income	—	—	—	2,599	—	—	2,599
Other comprehensive income	—	—	—	—	—	1,617	1,617
Stock repurchased	(233,476)	(3)	(3,467)	—	—	—	(3,470)
Restricted stock awards granted	33,335	—	—	—	—	—	—
Restricted stock awards forfeited	(2,500)	—	—	—	—	—	—
Stock-based compensation	—	—	681	—	—	—	681
ESOP shares committed to be released	—	—	62	—	141	—	203
Balance at September 30, 2019	5,701,152	$57	$52,884	$30,928	$(3,991)	$(287)	$79,591

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$2,599	$(1,859)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision (credit) for loan losses	(144)	183
Loans originated for sale	(616,301)	(277,474)
Net gain on sales of mortgage loans	(13,590)	(5,283)
Proceeds from sales of mortgage loans	579,990	284,027
Net amortization of securities	92	142
Net change in deferred loan costs and fees, and purchase premiums	(43)	(39)
Gain on sales of securities	—	(49)
Gain on sale of building	—	(230)
Depreciation and amortization	643	625
Stock-based compensation	681	597
ESOP expense	203	229
Increase in cash surrender value of life insurance	(139)	(148)
Net increase in mortgage servicing rights	(673)	(919)
Other, net	(196)	(796)
Net cash used in operating activities	(46,878)	(994)
Cash flows from investing activities:
Redemptions of certificates of deposit	1,715	245
Securities available for sale:
Calls/maturities	500	470
Purchases	—	(9,993)
Sales	—	8,958
Principal payments on mortgage-backed securities	4,430	5,940
Loan originations, net of principal repayments	891	(68,869)
Loan purchases	(2,684)	(3,836)
Proceeds from residential portfolio loan sales	23,689	3,996
Redemptions (purchases) of Federal Home Loan Bank of Boston stock	1,715	(161)
Purchases of premises and equipment	(259)	(1,373)
Proceeds from sale of buildings	—	649
Proceeds from sale of foreclosed real estate	61	—
Net cash provided by (used in) investing activities	30,058	(63,974)
Cash flows from financing activities:
Net increase in non-brokered deposits	18,019	14,749
Net increase in brokered deposits	35,681	45,588
Net increase (decrease) in short-term Federal Home Loan Bank of Boston borrowings	(49,665)	3,749
Issuance of long-term Federal Home Loan Bank of Boston advances	20,000	—
Repayments of long-term Federal Home Loan Bank of Boston advances	(1,703)	(2,292)
Net increase in mortgagors' escrow accounts	70	903
Repurchases of common stock	(3,470)	(631)
Net cash provided by financing activities	18,932	62,066

Net change in cash and cash equivalents	2,112	(2,902)

Cash and cash equivalents at beginning of period	7,118	8,822

Cash and cash equivalents at end of period	$9,230	$5,920
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$5,328	$2,877
Income taxes paid	$15	$16
Non-cash items:
Transfer of premises and equipment to assets held for sale	$—	$2,897
Transfer of held for sale loans to portfolio	$6,553	$—
Transfer of portfolio loans to held for sale	$28,608	$—
Donation of land, net	$73	$—

See accompanying notes to consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2019 and 2018

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying interim financial statements do not include all information required under GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other interim period.

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

In February 2016, FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting requirements. In October 2019, FASB approved the extension of the effective date for adoption of ASU 2016-02 for smaller reporting companies to fiscal years beginning after December 31, 2020 and interim periods beginning in 2021. The Company’s assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the time of adoption. The Company is currently assessing the impact of the adoption of this ASU on its consolidated balance sheet.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing probable incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgements used in determining the allowance for loan losses, as well as the credit quality and underwriting standards of an organization’s loan portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In October 2019, FASB approved the extension of the effective date for adoption of ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 31, 2022, including interim periods therein. Early adoption is permitted in fiscal years beginning after December 31, 2018. The Company is currently evaluating the alternative methodologies available and assessing its data and system needs to implement this ASU.

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

The components of accumulated other comprehensive loss, included in total stockholders’ equity, are as follows:

	September 30,	December 31,
	2019	2018
	(In thousands)
Securities available for sale:
Net unrealized gain (loss)	$319	$(1,334)
Tax effect	(313)	(313)
Net-of-tax amount	6	(1,647)

Supplemental retirement plan
Unrecognized net actuarial loss	(578)	(605)
Unrecognized net prior service credit	332	395
	(246)	(210)
Tax effect	(47)	(47)
Net-of-tax amount	(293)	(257)

Accumulated other comprehensive loss	$(287)	$(1,904)

4.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2019

Debt securities:
U.S. Government-sponsored enterprises	$4,000	$17	$(6)	$4,011
Corporate	1,516	18	—	1,534
Municipal	744	10	—	754
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	23,916	389	(187)	24,118
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	9,007	10	—	9,017
U.S. Government-guaranteed	1,396	7	—	1,403
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,469	26	—	1,495
U.S. Government-guaranteed	4,302	27	(10)	4,319
Total debt securities	46,350	504	(203)	46,651

Mutual fund	518	18	—	536

Total securities available for sale	$46,868	$522	$(203)	$47,187

December 31, 2018

Debt securities:
U.S. Government-sponsored enterprises	$3,999	$13	$(31)	$3,981
Corporate	1,524	6	(18)	1,512
Municipal	1,489	18	—	1,507
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	26,989	71	(754)	26,306
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	9,094	—	(487)	8,607
U.S. Government-guaranteed	1,796	—	(33)	1,763
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,642	—	(17)	1,625
U.S. Government-guaranteed	4,839	2	(104)	4,737
Total debt securities	51,372	110	(1,444)	50,038

Mutual fund	518	—	—	518

Total securities available for sale	$51,890	$110	$(1,444)	$50,556

For the nine months ended September 30, 2018, proceeds from sales of available for sale securities amounted to $9.0 million with gross realized gains of $49,000 and no gross realized losses. There were no sales of securities during the nine months ended September 30, 2019.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2019 are presented below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$4,502	$4,521
After 1 year through 5 years	1,514	1,525
After 5 years through 10 years	244	253
	6,260	6,299

Mortgage-backed securities	40,090	40,352

	$46,350	$46,651

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
September 30, 2019	(In thousands)
Debt securities:
U.S. Government-sponsored enterprises	$—	$—	$(6)	$1,994
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(34)	3,246	(153)	7,416
Collateralized mortgage obligations:
U.S. Government-guaranteed	(6)	1,390	(4)	488
Total debt securities	$(40)	$4,636	$(163)	$9,898

December 31, 2018
Debt securities:
U.S. Government-sponsored enterprises	$—	$—	$(31)	$1,969
Corporate	(5)	497	(13)	506
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(6)	7,038	(748)	12,981
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	(487)	8,607
U.S. Government-guaranteed	—	—	(33)	1,763
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	(17)	1,625
U.S. Government-guaranteed	—	—	(104)	3,879
Total debt securities	$(11)	$7,535	$(1,433)	$31,330

At September 30, 2019, 16 debt securities had unrealized losses with aggregate depreciation of 1.38% from the Company’s amortized cost basis. The unrealized losses at September 30, 2019, which related primarily to securities issued by U.S. government-sponsored enterprises, were due to interest rate increases since the date on which they were purchased. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at September 30, 2019.

5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio is as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Mortgage loans on real estate:
Residential:
One-to-four family	$236,240	$246,756
Home equity loans and lines of credit	42,508	43,545
Commercial	116,345	113,642
Construction	37,115	42,139
	432,208	446,082

Commercial and industrial	11,017	21,285
Consumer	16,593	19,407

Total loans	459,818	486,774
Allowance for loan losses	(4,153)	(4,437)
Net deferred loan costs and fees, and purchase premiums	1,553	1,509

Loans, net	$457,218	$483,846

In June 2019, management transferred $28.6 million of one-to-four family residential mortgage loans from the loan portfolio to loans held for sale. The decision to sell these loans was prompted by the decrease in mortgage rates. In addition, the sale of these loans would provide liquidity to fund future portfolio loan growth. The sale of $23.5 million of these loans was completed in August 2019 and the Company recognized a gain of  $170,000 during the nine months ended September 30, 2019. The remaining loans which had been transferred were subsequently determined to be not readily saleable and were returned to the loan portfolio.

The following tables present activity in the allowance for loan losses by loan category for the three and nine months ended September 30, 2019 and 2018, and allocation of the allowance to each category as of September 30, 2019 and December 31, 2018:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2019

Allowance at June 30, 2019	$1,018	$297	$1,625	$755	$264	$195	$4,154
Provision (credit) for loan losses	43	(6)	22	(30)	6	(35)	—
Loans charged-off	—	—	—	—	—	(3)	(3)
Recoveries	2	—	—	—	—	—	2

Balance at September 30, 2019	$1,063	$291	$1,647	$725	$270	$157	$4,153

Three Months Ended September 30, 2018

Allowance at June 30, 2018	$969	$280	$1,505	$443	$298	$247	$3,742
Provision (credit) for loan losses	142	11	12	17	(26)	22	178
Loans charged-off	—	—	—	—	—	(41)	(41)
Recoveries	7	—	—	—	—	4	11

Balance at September 30, 2018	$1,118	$291	$1,517	$460	$272	$232	$3,890

Nine Months Ended September 30, 2019

Allowance at December 31, 2018	$1,092	$292	$1,648	$765	$265	$375	$4,437
Provision (credit) for loan losses	(52)	(1)	(1)	(40)	5	(55)	(144)
Loans charged-off	—	—	—	—	—	(171)	(171)
Recoveries	23	—	—	—	—	8	31

Balance at September 30, 2019	$1,063	$291	$1,647	$725	$270	$157	$4,153

Nine Months Ended September 30, 2018

Allowance at December 31, 2017	$854	$359	$1,620	$351	$335	$218	$3,737
Provision (credit) for loan losses	226	(68)	(103)	109	(63)	82	183
Loans charged-off	—	—	—	—	—	(80)	(80)
Recoveries	38	—	—	—	—	12	50

Balance at September 30, 2018	$1,118	$291	$1,517	$460	$272	$232	$3,890

Additional information pertaining to the allowance for loan losses at September 30, 2019 and December 31, 2018 is as follows:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
September 30, 2019	(In thousands)
Allowance for impaired loans	$116	$—	$—	$—	$—	$—	$116
Allowance for non-impaired loans	947	291	1,647	725	270	157	4,037

Total allowance for loan losses	$1,063	$291	$1,647	$725	$270	$157	$4,153

Impaired loans	$5,013	$386	$48	$—	$—	$—	$5,447
Non-impaired loans	231,227	42,122	116,297	37,115	11,017	16,593	454,371

Total loans	$236,240	$42,508	$116,345	$37,115	$11,017	$16,593	$459,818

December 31, 2018

Allowance for impaired loans	$108	$—	$—	$—	$—	$174	$282
Allowance for non-impaired loans	984	292	1,648	765	265	201	4,155

Total allowance for loan losses	$1,092	$292	$1,648	$765	$265	$375	$4,437

Impaired loans	$6,291	$408	$52	$—	$—	$199	$6,950
Non-impaired loans	240,465	43,137	113,590	42,139	21,285	19,208	479,824

Total loans	$246,756	$43,545	$113,642	$42,139	$21,285	$19,407	$486,774

The following is a summary of past due and non-accrual loans at September 30, 2019 and December 31, 2018:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual Loans
	(In thousands)
September 30, 2019
Residential one-to-four family	$724	$—	$—	$724	$3,069
Home equity loans and lines of credit	321	45	—	366	386
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	64	37	—	101	—

Total	$1,109	$82	$—	$1,191	$3,455

December 31, 2018
Residential one-to-four family	$655	$207	$635	$1,497	$2,474
Home equity loans and lines of credit	520	—	—	520	407
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	25	4	—	29	149

Total	$1,200	$211	$635	$2,046	$3,030

The following is a summary of impaired loans at September 30, 2019 and December 31, 2018:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
September 30, 2019
Impaired loans without a valuation allowance:
Residential one-to-four family	$2,683	$2,683
Home equity loans and lines of credit	386	386
Commercial real estate	48	48
Total	3,117	3,117

Impaired loans with a valuation allowance:
Residential one-to-four family	2,330	2,330	$116

Total impaired loans	$5,447	$5,447	$116

December 31, 2018
Impaired loans without a valuation allowance:
Residential one-to-four family	$4,280	$4,280
Home equity loans and lines of credit	408	408
Commercial real estate	52	52
Total	4,740	4,740

Impaired loans with a valuation allowance:
Residential one-to-four family	2,011	2,011	$108
Home equity loans and lines of credit	199	199	174
Total	2,210	2,210	282

Total impaired loans	$6,950	$6,950	$282

Additional information pertaining to impaired loans follows:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Nine Months Ended September 30, 2019

Residential one-to-four family	$5,586	$175	$63
Home equity loans and lines of credit	414	10	10
Commercial real estate	153	4	—
Consumer	43	1	—

Total	$6,196	$190	$73

Nine Months Ended September 30, 2018
Residential one-to-four family	$5,197	$168	$63
Home equity loans and lines of credit	256	28	28
Commercial real estate	294	12	—

Total	$5,747	$208	$91

Three Months Ended September 30, 2019
Residential one-to-four family	$5,497	$49	$12
Home equity loans and lines of credit	369	1	—
Commercial real estate	84	2	—
Consumer	33	—	—

Total	$5,983	$52	$12

Three Months Ended September 30, 2018
Residential one-to-four family	$5,252	$51	$24
Home equity loans and lines of credit	243	3	3
Commercial real estate	259	3	—
Total	$5,754	$57	$27

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

At September 30, 2019, the Company had nineteen residential real estate loans and one commercial real estate loan aggregating $3,679,000 and $48,000, respectively, which were subject to troubled debt restructuring agreements.

At September 30, 2018, the Company had seventeen residential real estate loans and one commercial real estate loan aggregating $3,721,000 and $54,000, respectively, which were subject to troubled debt restructuring agreements.

As of September 30, 2019 and 2018, $3,727,000 and $3,530,000, respectively, in troubled debt restructurings were performing in accordance with the terms of the modified loan agreements.  Included in such amounts are $1,563,000 and $369,000, respectively, that are being accounted for as non-accrual loans.

For the nine months ended September 30, 2019 the Company entered into five loan modifications meeting the criteria of a troubled debt restructuring in which a loan term concession was granted to a borrower. One loan that was modified was paid off in full subsequent to the modification and the other modified loan balances totaled $505,000 at September 30, 2019. For the nine months ended September 30, 2018, the Company entered into one loan modifications meeting the criteria of a troubled debt restructuring in which a loan term concession was granted to a borrower.

Management performs a discounted cash flow calculation to determine the amount of valuation reserve required on each of the troubled debt restructurings.  Any reserve required is recorded as part of the allowance for loan losses. During the three and nine months ended September 30, 2019 and 2018, there were no material changes to the allowance for loan losses as a result of loan modifications made which were considered a troubled debt restructuring.

During the three and nine months ended September 30, 2019 and 2018, there were no troubled debt restructurings that defaulted (over 30 days past due) within twelve months of the restructure date.

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

The following table presents the Company’s loans by risk rating at the dates indicated:

	September 30, 2019			December 31, 2018
	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial
	(In thousands)
Loans rated 1 - 3B (Pass rated)	$116,141	$37,115	$9,991	$113,642	$42,139	$21,285
Loans rated 4	204	—	209	—	—	—
Loans rated 5 - 7	—	—	817	—	—	—

	$116,345	$37,115	$11,017	$113,642	$42,139	$21,285

Residential mortgages, home equity loans and lines of credit, and consumer loans are monitored for credit quality based primarily on their payment status. When one of these loans becomes more than 90 days delinquent, it is assigned an internal loan rating.  At September 30, 2019, $2,980,000 in residential mortgages were rated as substandard, and $709,000 in residential mortgages and $336,000 in home equity loans were rated as special mention. At December 31, 2018, one consumer loan for $149,000 was rated as doubtful, $2,469,000 in residential mortgages and one consumer loan for $50,000 were rated as substandard, and $936,000 in residential mortgages and $407,000 in home equity loans were rated as special mention.

6.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of residential mortgage loans serviced for others were $1.04 billion and $929.3 million at September 30, 2019 and December 31, 2018, respectively.

The following table summarizes the activity relating to mortgage servicing rights (“MSRs”) for the nine months ended September 30, 2019 and 2018 (in thousands):

	September 30, 2019	September 30, 2018

Mortgage servicing rights:
Balance at beginning of year	$7,794	$6,487
Additions through originations	2,215	1,726
Amortization	(906)	(891)
Balance at end of period	$9,103	$7,322

Valuation allowance:
Balance at beginning of year	$8	$90
Provision (credit)	636	(84)
Balance at end of period	$644	$6
Amortized cost, net	$8,459	$7,316
Fair value	$8,549	$8,028

During the three months ended September 30, 2019 and 2018, the Company increased (reduced) the valuation allowance for its MSRs by $523,000 and ($7,000), respectively. During the nine months ended September 30, 2019 and 2018, the Company increased (reduced) the valuation allowance for its MSRs by $636,000 and ($84,000), respectively. Such adjustments to the valuation allowance were due primarily to changes in fair value caused by the impact of changes in interest rates on expected loan prepayments.

7.	INCOME TAXES

Income tax expense for the three months ended September 30, 2019 and 2018 includes a state tax expense of $14,000 and $5,000, respectively. During the nine months ended September 30, 2019 and 2018, the Company recorded a current state tax expense of $97,000 and $14,000, respectively. The state tax expense is based on the projected state tax rate for the year.

Since 2014, the Company has maintained a valuation allowance for all of its deferred tax assets based on a determination that it was more likely than not that such assets would not be realized. This determination was based on the Company’s net operating loss (“NOL”) carryforward position, its current period operating results, exclusive of non-recurring items, and its expectations for the upcoming year. In performing subsequent assessments, management has concluded that no significant changes in the key factors affecting the realizability of the deferred tax asset has occurred and that a valuation allowance for all deferred tax assets should be maintained. The tax valuation allowance at September 30, 2019 totaled $2.4 million.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases.  Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of derivative loan commitments was $199,001,000 and $36,852,000 at September 30, 2019 and December 31, 2018, respectively. The fair value of such commitments at September 30, 2019 and December 31, 2018 was $1,915,000 and $627,000, respectively, and is included in other assets in the consolidated balance sheets.

Forward Loan Sale Commitments

The Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments and, effective in the fourth quarter of 2018, To Be Announced (“TBA”) securities to mitigate the risk of potential decreases in the value of loans that would result from the exercise of the derivative loan commitments as well as for loans held for sale.

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

The Company expects that these forward loan sale commitments and TBA securities will experience changes in fair value that serve to offset the change in fair value of loans held for sale and derivative loan commitments the degree to which depends on the notional amount of such sale commitments.  The notional amount of forward loan sale commitments and TBA securities was $200,263,000 and $42,021,000 at September 30, 2019 and December 31, 2018, respectively. The fair value of these derivative instruments was $259,000 and $253,000 at September 30, 2019 and December 31, 2018, respectively, of which $16,000 and $263,000 are included in other liabilities in the consolidated balance sheets and $275,000 and $10,000 are included in other assets in the consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.

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

Shares are committed to be released on a monthly basis and allocated as of December 31st of each year. The number of shares to be allocated annually is 18,780 through the year 2040. For the three and nine months ended September 30, 2019, the Company recognized compensation expense for the ESOP of $65,000 and $203,000, respectively, while for the three and nine months ended September 30, 2018, the Company recognized compensation expense for the ESOP of $79,000 and $229,000, respectively. The fair value of the 399,073 unallocated ESOP shares at September 30, 2019 was $5,982,000.

10.	SHARE REPURCHASE PROGRAM

In September 2017, the Company’s Board of Directors adopted a share repurchase program under which the Company may repurchase up to 10%, or 586,854 shares, of its then outstanding common shares. In September 2019, this program was extended for an additional year. Repurchases under the program may be made in open market or in privately negotiated transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program may be suspended or terminated at any time without prior notice and is currently set to expire on September 14, 2020. As of September 30, 2019, the Company had repurchased 351,200 shares at a cost of $5,299,000 in connection with this program.

11.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents net income (loss) divided by the weighted average of common shares outstanding during the period. Unvested restricted shares of common stock having dividend rights are treated as “participating securities” and, accordingly, are considered outstanding in computing basic earnings (loss) per share. Unallocated ESOP shares are not considered to be outstanding for purposes of computing earnings per share. None of the Company’s outstanding stock options were included in the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2019 and 2018 as their impact would have been anti-dilutive.

The following table sets forth the calculation of the average number of shares outstanding used to calculate the basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average number of common shares outstanding	5,747,207	5,987,796	5,835,455	6,010,467
Less: Average unallocated ESOP shares	(401,421)	(420,200)	(406,116)	(424,896)
	5,345,786	5,567,596	5,429,339	5,585,571

12.	STOCK-BASED COMPENSATION

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

During the nine months ended September 30, 2019 and 2018 the Company made the following grants of options to purchase shares of common stock and used the following assumptions in measuring the fair value of such grants:

	2019	2018
Options granted	57,252	27,000
Vesting period (years)	1-5	3-6.5
Expiration period (years)	10	9
Expected volatility	29.87%	29.87%
Expected life (years)	6.5	3.9
Expected dividend yield	—	—
Risk free interest rate	2.37% - 2.61%	2.68% -2.77%
Option fair value	$2.99 - $5.83	$3.92

A summary of stock option activity for the nine months ended September 30, 2019 is presented in the table below:

Options	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2019	312,705	$14.78	8.73	$—
Granted	57,252	14.93
Forfeited	(6,500)	13.90
Expired	(3,250)	14.66
Balance at September 30, 2019	360,207	$14.83	8.26	$57,633
Exercisable at September 30, 2019	64,018	$14.83	8.09	$10,243
Unrecognized compensation cost (inclusive of directors' options)	$1,077,000
Weighted average remaining recognition period (years)	3.03

For the  nine months ended September 30, 2019 and 2018, stock-based compensation expense applicable to stock options was $271,000 and $226,000, respectively. For the three months ended September 30, 2019 and 2018 stock-based compensation expense applicable to stock options was $79,000 and $81,000, respectively.

Restricted Stock

Shares issued may be either authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will become available for reissuance under the Equity Plan. The fair market value of shares awarded, based on the market price at the date of grant, is amortized over the applicable vesting period. Restricted stock awarded to date has been at no cost to the awardee. The following table presents the activity in restricted stock awards under the Equity Plan for the nine months ended September 30, 2019:

	Restricted Stock Awards	Weighted Average Grant Price
Restricted stock awards at January 1, 2019	126,694	$14.66
Granted	33,335	15.07
Vested	—	—
Forfeited	(2,500)	15.00
Restricted stock awards at September 30, 2019	157,529	$14.74
Unrecognized compensation cost	$1,794,000
Weighted average remaining recognition period (years)	3.28

For the nine months ended September 30, 2019 and 2018, stock-based compensation expense applicable to restricted stock was $410,000 and $371,000, respectively. For the three months ended September 30, 2019 and 2018 stock-based compensation expense applicable to restricted stock was $144,000 and $129,000, respectively.

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

Securities – All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.  The securities measured at fair value in Level 1 (none at September 30, 2019 and December 31, 2018) are based on quoted market prices in an active exchange market.  Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

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
	(In thousands)
September 30, 2019
Assets:
Securities available for sale:
Debt securities	$—	$46,651	$—	$46,651
Mutual fund	—	536	—	536
Portfolio loans (fair value option)	—	7,560	—	7,560
Loans held for sale (fair value option)	—	94,372	—	94,372
Derivative loan commitments	—	1,915	—	1,915
Forward loan sale commitments, including TBAs	—	275	—	275

Liabilities:
Forward loan sale commitments	—	16	—	16

December 31, 2018
Assets:
Securities available for sale:
Debt securities	$—	$50,038	$—	$50,038
Mutual fund	—	518	—	518
Portfolio loans (fair value option)	—	3,680	—	3,680
Loans held for sale (fair value option)	—	38,474	—	38,474
Derivative loan commitments	—	627	—	627
Forward loan sale commitments	—	10	—	10

Liabilities:
Forward loan sale commitments, including TBAs	—	263	—	263

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the nine months ended September 30, 2019 and 2018.

Assets recorded at fair value on a non-recurring basis

The Company may also be required, from time to time, to record certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets as of September 30, 2019 and December 31, 2018.

				Period Ended
	September 30, 2019			September 30, 2019
	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$2,624	$—
Mortgage servicing rights	—	8,459	—	(636)
Foreclosed real estate	—	—	—	(23)

	$—	$8,459	$2,624	$(659)

	December 31, 2018
	Level 1	Level 2	Level 3
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$1,352
Mortgage servicing rights	—	7,786	—
Foreclosed real estate	—	—	65

	$—	$7,786	$1,417

The Company recorded an increase in the valuation allowance for its MSRs of $636,000 during the nine months ended September 30, 2019.The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of MSRs. The model uses loan prepayment assumptions based on current market conditions and applies a discount rate based on indicated rates of return required by market participants. The increase in the valuation allowance during the nine months ended September 30, 2019 was caused by faster loan prepayment speeds attributable to the drop in interest rates on residential mortgage loans during the period.

During the nine months ended September 30, 2019, the Company recognized a loss of $23,000 in connection with foreclosed real estate which was sold in September 2019.

There were no liabilities measured at fair value on a non-recurring basis at September 30, 2019 and December 31, 2018.

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

	September 30, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$490	$491	$—	$491	$—
Securities available for sale	47,187	47,187	—	47,187	—
Loans held for sale	94,372	94,372	—	94,372	—
Loans, net	457,218	460,429	—	—	460,429
Derivative assets	2,190	2,190	—	2,190	—

Financial liabilities:
Deposits	$490,830	$491,149	$—	$491,149	$—
FHLBB advances	57,668	57,747	—	57,747	—
Derivative liabilities	16	16	—	16	—

	December 31, 2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$2,205	$2,196	$—	$2,196	$—
Securities available for sale	50,556	50,556	—	50,556	—
Loans held for sale	38,474	38,474	—	38,474	—
Loans, net	483,846	473,612	—	—	473,612
Derivative assets	637	637	—	637	—

Financial liabilities:
Deposits	$437,130	435,964	$—	$435,964	$—
FHLBB advances	89,036	88,894	—	88,894	—
Derivative liabilities	263	263	—	263	—

14.	COMMITMENTS AND CONTINGENCIES

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

The following financial instruments were outstanding, at the dates indicated, whose contract amounts represent credit risk:

	September 30, 2019	December 31, 2018
	(In thousands)
Commitments to originate loans	$219,375	$38,404
Unused lines and letters of credit	51,043	45,977
Unadvanced funds on construction loans	12,322	14,175
Overdraft lines of credit	8,217	8,475

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

The Company reports its activities in one of two business segments, namely Envision Bank (“EB”) and Envision Mortgage (“EM”). Envision Bank operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s five full-service branch offices and investing those funds in residential and commercial real estate loans, home equity lines of credit, construction loans, commercial and industrial loans, and consumer loans. Envision Mortgage’s operations primarily consist of the origination and sale of residential mortgage loans and the servicing of loans sold to government-sponsored entities. A portion of the loans originated by Envision Mortgage are held in the loan portfolio of Envision Bank.

Segment information as of and for the three and nine months ended September 30, 2019 follows:

	For the Three Months Ended September 30, 2019
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$3,781	$792	$4,573
Provision (credit) for loan losses	—	—	—

Net interest income after provision (credit) for loan losses	3,781	792	4,573

Non-interest income:
Customer service fees	331	32	363
Gain on loan origination and sale activities, net (1)	—	6,010	6,010
Mortgage servicing fees, net	(93)	(88)	(181)
Other	242	97	339
Total non-interest income	480	6,051	6,531

Non-interest expenses:
Salaries and employee benefits	1,966	5,044	7,010
Occupancy and equipment	367	306	673
Other non-interest expenses	1,184	851	2,035
Total non-interest expenses	3,517	6,201	9,718

Income before income taxes and elimination of inter-segment profit	$744	$642	1,386

Elimination of inter-segment profit			(228)
Income before income taxes			1,158

Income tax expense			14
Net income			$1,144

Total assets September 30, 2019	$509,021	$132,417	$641,438

	For the Nine Months Ended September 30, 2019
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$12,121	$1,319	$13,440
Credit for loan losses	(144)	—	(144)

Net interest income after credit for loan losses	12,265	1,319	13,584

Non-interest income:
Customer service fees	948	106	1,054
Gain on loan origination and sale activities, net (1)	—	14,043	14,043
Mortgage servicing fees, net	(273)	635	362
Other	464	253	717
Total non-interest income	1,139	15,037	16,176

Non-interest expenses:
Salaries and employee benefits	5,292	13,222	18,514
Occupancy and equipment	1,137	835	1,972
Other non-interest expenses	3,434	2,539	5,973
Total non-interest expenses	9,863	16,596	26,459

Income (loss) before income taxes and elimination of inter-segment profit	$3,541	$(240)	3,301

Elimination of inter-segment profit			(605)
Income before income taxes			2,696

Income tax expense			97
Net income			$2,599
(1)	Before elimination of inter-segment profit

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.
2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for HELOC originations. This income for the three and nine months ended September 30, 2019 totaled $228,000 and $605,000, respectively.

3.

Loan servicing fees are charged to EB by EM based on the number of residential mortgage loans held in portfolio at a rate of 0.14% per annum and amounted to $93,000 and $273,000 for the three and nine months ended September 30, 2019, respectively.

4.

Certain cost centers provide services to both business segments. The cost centers include Finance, Marketing, IT and Administration. Costs which are common to both business segments are referred to as “indirect costs” and are allocated using relevant benchmarks, e.g. headcount, number of accounts, etc.

Segment information as of and for the three and nine months ended September 30, 2018 follows:

	For the Three Months Ended September 30, 2018
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$4,002	$258	$4,260
Credit for loan losses	178	—	178

Net interest income after credit for loan losses	3,824	258	4,082

Non-interest income:
Customer service fees	324	33	357
Gain on loan origination and sale activities, net (1)	—	2,263	2,263
Mortgage servicing fees, net	(81)	391	310
Other	400	185	585
Total non-interest income	643	2,872	3,515

Non-interest expenses:
Salaries and employee benefits	1,601	3,187	4,788
Occupancy and equipment	317	411	728
Other non-interest expenses	1,117	794	1,911
Total non-interest expenses	3,035	4,392	7,427

Income (loss) before income taxes and elimination of inter-segment profit	$1,432	$(1,262)	170

Elimination of inter-segment profit			(307)
Loss before income taxes			(137)

Income tax expense			5
Net loss			$(142)

Total assets September 30, 2018	$521,139	$68,543	$589,682

	For the Nine Months Ended September 30, 2018
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$11,541	$735	$12,276
Provision for loan losses	183	—	183

Net interest income after provision for loan losses	11,358	735	12,093

Non-interest income:
Customer service fees	1,035	61	1,096
Gain on loan origination and sale activities, net (1)	—	6,327	6,327
Mortgage servicing fees, net	(222)	1,157	935
Other	648	363	1,011
Total non-interest income	1,461	7,908	9,369

Non-interest expenses:
Salaries and employee benefits	4,849	9,317	14,166
Occupancy and equipment	1,090	1,067	2,157
Other non-interest expenses	3,355	2,658	6,013
Total non-interest expenses	9,294	13,042	22,336

Income (loss) before income taxes and elimination of inter-segment profit	$3,525	$(4,399)	(874)

Elimination of inter-segment profit			(971)
Loss before income taxes			(1,845)

Income tax expense			14
Net loss			$(1,859)
(1)	Before elimination of inter-segment profit

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.
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

As discussed in Note 1, there were no material changes to our consolidated financial statements at or for the three and nine months ended September 30, 2019 as a result of adopting Topic 606. The Company applied the practical expedient pertaining to contracts with original expected duration of one year or less and does not disclose information about remaining performance obligations on such contracts. The Company also applied the practical expedient pertaining to contracts for which, at contract inception, the period between when the entity transfers the services and when the customer pays for those services will be one year or less. As such, the Company does not adjust the consideration from customers for the effects of a significant financing component.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help investors understand the financial performance of Randolph Bancorp, Inc. and its subsidiary, Envision Bank, through a discussion of the factors affecting its financial condition at September 30, 2019 and December 31, 2018, and its results of operations for the three and nine month periods ended September 30, 2019 and 2018. This section should be read in conjunction with the consolidated financial statements of Randolph Bancorp, Inc. and notes thereto that appear elsewhere in this Quarterly Report. For the purpose of this Quarterly Report, the terms the “Company” “we,” “our,” and “us” refer to Randolph Bancorp, Inc. and its subsidiary unless the context indicates another meaning.

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

Overview

Our results of operations depend primarily on net interest income and net gains on loan origination and sale activities. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. Our interest-earning assets consist primarily of residential mortgage loans (including loans held for sale), commercial real estate loans, commercial and industrial loans, home equity loans and lines of credit, construction loans, consumer loans and investment securities. Interest-bearing liabilities consist primarily of deposit accounts (including brokered deposits) and borrowings from the Federal Home Loan Bank of Boston (“FHLBB”). Net gains on loan origination and sale activities result from the origination and sale of such loans to investors including Fannie Mae, Freddie Mac and other financial institutions. The amount of these gains is dependent on the volume of our loan originations, profit margins earned upon sale and the prevailing fair value of MSRs.

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

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Total Assets. Total assets increased $27.1 million from $614.3 million at December 31, 2018 to $641.4 million at September 30, 2019  due to an increase in loans held for sale of $55.9 million, partially offset by a decrease of $26.6 million in loans held for investment (portfolio loans). These changes were significantly impacted by management’s decision in June 2019 to transfer $28.6 million in residential mortgage loans from portfolio to loans held for sale. This decision was made in light of favorable market conditions caused by a reduction in mortgage interest rates. In addition, the sale of these loans provided additional liquidity for future growth in both commercial and residential real estate loans.

Loans Held for Sale. We are actively involved in the secondary mortgage market and designate a significant majority of our residential first mortgage loan production for sale to investors. At September 30, 2019, loans held for sale totaled $94.4 million compared to $38.5 million at December 31, 2018.. Loan production capacity has significantly increased over the past year with the addition of new mortgage loan originators and expansion into Central and Western Massachusetts, as well as the MetroWest region of the Boston market. In addition, lower mortgage rates available during the first nine months of 2019 favorably impacted loan refinancing activity, which comprised 58% of all residential mortgage loan originations in the third quarter of 2019 compared to 23% in the third quarter of 2018. These factors lead to a $174.9 million, or 116.4%, increase in loan production during the third quarter of 2019 compared to the third quarter of 2018. Refinanced loans accounted for $153.6 million, or 88%, of this increase. With a nearly six-fold increase in outstanding customer interest rate lock agreements at September 30, 2019 as compared to September 30, 2018, the average balance of loans held for sale is expected to remain at an elevated level, as compared to the previous year, for the remainder of 2019.

Net Loans. Net loans decreased $26.6 million to $457.2 million at September 30, 2019 from $483.8 million at December 31, 2018. This reduction occurred principally as a result of net transfers of $22.1 million of residential mortgage loans between loans held for sale and portfolio, and the prepayment of a commercial and industrial loan participation of $4.8 million.

Investment Securities. Investment securities, all of which are classified as available for sale, decreased $3.4 million to $47.2 million at September 30, 2019 from $50.6 million at December 31, 2018 primarily due to principal payments on mortgage-backed securities, partially offset by an increase in market values attributable to the decline in longer-term interest rates during the first nine months of 2019. At September 30, 2019, investment securities and certificates of deposit, primary sources of on-balance sheet liquidity, totaled $47.7 million, or 7.4% of total assets. In recent years, the Bank has invested a higher proportion of its overall growth in interest-earning assets in the loan portfolio and loans held for sale.

Mortgage Servicing Rights. MSRs increased $673,000 to $8.5 million at September 30, 2019 from $7.8 million at December 31, 2018. This increase was principally due to the 76% increase in loan production achieved during the first nine months of 2019 as compared to the prior year period. We serviced $1.04 billion in loans for others at September 30, 2019. The fair value of the related MSRs was $8.5 million. As a result of the decline in mortgage loan rates during the first nine months of 2019, the fair value of our MSRs declined 10 basis points, or 10.9%. An impairment charge of $636,000 was recognized through a valuation allowance during the nine months ended September 30, 2019.

Deposits. Deposits increased $53.7 million, or 12.3%, to $490.8 million at September 30, 2019 from $437.1 million at December 31, 2018. During this period, brokered deposits, which management considers to be a source of wholesale funding and an alternative to FHLBB advances, increased $35.7 million while non-brokered deposits increased $18.0 million, or 4.8%. The increase in non-brokered deposits occurred primarily in competitively priced savings and money market accounts. Deposit growth was adversely affected by the run-off of $8.5 million in deposits with customers associated with our former Boston branch which was closed in December 2018.

FHLBB Advances. FHLBB advances, which consist of both overnight borrowings and term advances, decreased $31.4 million to $57.7 million at September 30, 2019 from $89.0 million at December 31, 2018. During the third quarter of 2019, the Company expanded its use of brokered deposits as a wholesale funding source with the growth of such deposits being used to paydown overnight advances from the FHLBB. Brokered deposits and FHLBB advances make-up the Bank’s wholesale funding which management targets at a limit of 25% of total assets. At September 30, 2019, wholesale funding amounted to $153.9 million, or 24.0% of total assets.

Stockholders’ Equity. Stockholders’ equity increased $1.6 million to $79.6 million at September 30, 2019 compared to $78.0 million at December 31, 2018. This change was due to net income of $2.6 million, an increase of $1.6 million in the fair value of securities available for sale and equity adjustments of $884,000 related to the stock benefit plan and employee stock ownership plan, partially offset by stock repurchases of $3.5 million. The increase in the fair value of available for sale securities was due to the steady decrease in longer-term interest rates during the first nine months of 2019.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

General. The Company recognized net income of $1.1 million, or $0.21 per share, for the three months ended September 30, 2019 compared to a net loss of $142,000, or $0.03 per share, for the three months ended September 30, 2018. The improvement in operating results between periods was primarily attributable to an increase in the net gain on loan origination and sale activities in the Envision Mortgage business segment.

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

	For the Three Months Ended September 30,
	2019			2018
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$559,747	$6,144	4.39%	$481,732	$5,036	4.18%
Investment securities (2) (3)	52,420	377	2.88%	58,864	410	2.79%
Interest-earning deposits	4,881	23	1.88%	5,201	27	2.08%
Total interest-earning assets	617,048	6,544	4.24%	545,797	5,473	4.01%
Noninterest-earning assets	30,436			27,994
Total assets	$647,484			$573,791
Interest-bearing liabilities:
Savings accounts	107,764	149	0.55%	102,712	46	0.18%
NOW accounts	38,697	47	0.49%	42,312	52	0.49%
Money market accounts	64,058	251	1.57%	61,384	190	1.24%
Term certificates	182,073	918	2.02%	153,239	577	1.51%
Total interest-bearing deposits	392,592	1,365	1.39%	359,647	865	0.96%
FHLBB advances	101,933	603	2.37%	65,247	343	2.10%
Total interest-bearing liabilities	494,525	1,968	1.59%	424,894	1,208	1.14%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	62,456			63,396
Other noninterest-bearing liabilities	10,138			6,231
Total liabilities	567,119			494,521
Total stockholders' equity	80,365			79,270
Total liabilities and stockholders' equity	$647,484			$573,791
Net interest income		$4,576			$4,265
Interest rate spread(4)			2.65%			2.87%
Net interest-earning assets(5)	$122,523			$120,903
Net interest margin(6)			2.97%			3.13%

Ratio of interest-earning assets to interest- bearing liabilities	124.78%			128.45%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available for sale, FHLBB stock and investment in a correspondent bank.
(3)	Includes tax equivalent adjustments for municipal securities, based on an effective tax rate of 21% of $3,000 and $5,000 for the three months ended September 30, 2019 and 2018, respectively.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2019
	Compared to
	Three Months Ended September 30, 2018
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$847	$261	$1,108
Investment securities	(46)	13	(33)
Interest-earning deposits	(2)	(2)	(4)
Total interest-earning assets	799	272	1,071
Interest-bearing liabilities:
Savings accounts	2	101	103
NOW accounts	(4)	(1)	(5)
Money market accounts	9	52	61
Term certificates	122	219	341
Total interest-bearing deposits	129	371	500
FHLBB advances	213	47	260
Total interest-bearing liabilities	342	418	760

Change in net interest income	$457	$(146)	$311

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $1.1 million, or 19.6%, to $6.5 million for the three months ended September 30, 2019 compared to $5.5 million for the three months ended September 30, 2018. This increase was due to an increase in average interest-earning assets between periods of $71.3 million, or 13.1%, as the Company continued to leverage the capital raised in its 2016 initial public offering. This increase all occurred in loans, including loans held for sale. The yield on interest-earning assets increased 23 basis points to 4.24% in the 2019 quarter from 4.01% in the same quarter of the prior year due principally to the higher proportion of loans to total interest-earning assets and a 21 basis points increase in the yield on loans.

Interest Expense. Interest expense increased $760,000, or 62.9%, to $2.0 million for the three months ended September 30, 2019 compared to $1.2 million for the three months ended September 30, 2018. This increase was due to an increase in average interest-bearing liabilities of $69.6 million combined with a 45 basis points increase in the cost of funds to 1.59%. The increase in cost of funds was principally due to greater utilization of wholesale funding (brokered deposits and FHLBB advances) to fund the 13.1% growth in average interest-earning assets over the past year. The cost of interest-bearing deposits increased 43 basis points caused principally by the expanded use of brokered deposits during the past twelve months. In addition, the cost of funds was adversely affected by the higher cost of FHLBB advances, which increased 27 basis points between periods, reflecting the impact of the series of increases in the federal funds rate initiated by the Federal Reserve during 2018. During 2019, the Federal Reserve has twice decreased the federal funds rate by 25 basis points. The cost of short-term wholesale funding, consisting of items maturing within the next 90 days and overnight borrowings from the FHLBB, is more responsive to these rate changes than non-brokered deposits, which are affected by rates offered by both local and national financial intermediaries. Wholesale funds maturing, and therefore eligible for re-pricing, during the fourth quarter of 2019 amounted to $55.6 million at September 30, 2019.

Net Interest Income. Net interest income, inclusive of tax equivalent adjustments on municipal securities, increased $311,000, or 7.3%, to $4.6 million for the three months ended September 30, 2019 compared to $4.3 million for the three months ended September 30, 2018. This improvement resulted principally from loan growth. The net interest margin decreased 16 basis points from 3.13% in the third quarter of 2018 to 2.97% in the third quarter of 2019, primarily due to the increased utilization of more expensive wholesale funding and the rising cost of term certificates to support the nearly 16% growth in average interest-earning assets between periods. Wholesale funds as a percentage of interest-bearing liabilities increased from 28.9% at September 30, 2018 to 31.9% at September 30, 2019. In addition, the net interest margin was adversely affected by a flatter yield curve in 2019.

Provision for Loan Losses. Based on the application of our loan loss methodology, we made no provision for loan losses for the three months ended September 30, 2019 while a provision of $178,000 was recorded for the three months ended September 30, 2018. No provision was required in the 2019 quarter due to modest loan growth and a small shift in the loan portfolio mix towards residential mortgage loans which generally carry lower credit risk than commercial and consumer loans. The provision in the 2018 quarter was directly attributable to growth in the residential loan portfolio. The allowance for loan losses was 0.90% and 0.91% of total loans at September 30, 2019 and December 31, 2018, respectively, and was 120.2% and 121.1% of non-performing loans at September 30, 2019 and December 31, 2018, respectively.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities increased $3.8 million, or 195.6%, to $5.8 million for the three months ended September 30, 2019 compared to $2.0 million for the three months ended September 30, 2018. Our loan origination capacity has significantly increased over the past year with the addition of twenty new loan originators and expansion into Central and Western Massachusetts as well as the MetroWest region of the Boston market. In addition, the lower mortgage rates available during the first nine months of 2019 favorably impacted loan refinancing activity, which comprised 58% of all residential mortgage loan originations in the third quarter of 2019 compared to 23% for the third quarter of 2018. Together, these factors resulted in a $188.7 million, or 173.8%, increase in loans sold during the third quarter of 2019 to $297.4 million compared to $108.6 million in the prior year period.

Other Non-interest Income. Non-interest income, excluding the net gain on loan origination and sale activities, decreased $731,000, or 58.4%, to $521,000 during the three months ended September 30, 2019 compared to $1.3 million during the three months ended September 30, 2018. This decrease is attributable to two items: 1) in the third quarter of 2019, a provision of $523,000 to the valuation allowance for MSRs was recognized as loan prepayment speeds were adjusted higher to reflect the impact of lower interest rates, and 2) in the third quarter of 2018, a gain of $230,000 was recognized upon the sale of a former branch office.

Non-interest Expenses. Non-interest expenses increased $2.3 million, or 30.8%, from $7.4 million for the three months ended September 30, 2018 to $9.7 million for the three months ended September 30, 2019.

Salaries and employee benefits increased $2.2 million, or 46.4%, from $4.8 million in the third quarter of 2018 to $7.0 million in the third quarter of 2019. This increase was primarily due to: 1) additional loan originator and sales manager commissions of $1.8 million associated with the 116% increase in residential mortgage loan production; 2) additional incentive compensation and transition payments to new loan originators of $369,000, due to the addition of loan originators and improved operating results and, 3) additional employee compensation of $371,000 largely due to Envision Mortgage’s increased loan production. These increases were partially offset by an increase in deferred loan origination costs of $503,000.

Occupancy and equipment expenses decreased $55,000, or 7.6%, from $728,000 in the third quarter of 2018 to $673,000 in the third quarter of 2019. This decrease is due to the reduction in rent expense and depreciation associated with contraction in our use of the former Andover loan operations center and elimination of occupancy costs associated with our former Boston branch which was sold in December 2018. These savings were partially offset by costs associated with the opening of four loan production offices. The Company continues to seek a sub-tenant for 8,600 square feet of unused space in Andover.

Marketing expenses increased $70,000, or 34.1%, from $205,000 in the third quarter of 2018 to $275,000 in the third quarter of 2019. This increase was primarily due to additional internet advertising as well as promotional costs associated with the checking account acquisition program which commenced in July 2019.

All other components of non-interest expenses increased, in the aggregate, $54,000, or 3.2%, in the third quarter of 2019 compared to the third quarter of 2018. This increase was primarily due to additional mortgage banking related operating and technology costs and the donation of unused land which were partially offset by lower spending on software licenses and data communication costs.

Income Tax Expense. Income tax expense of $14,000 for the three months ended September 30, 2019 consisted solely of a state income tax provision which was based on the projected effective state tax rate for the year. Since 2014, the Company has maintained a full valuation allowance for its deferred tax assets including its  net operating loss (“NOL”) carryforward, which amounted to $13.7 million at December 31, 2018. The valuation allowance totaled $2.4 million at September 30, 2019. Management evaluates this position on a quarterly basis and has concluded, based primarily on the Company’s historical operating results, to maintain the full valuation allowance.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018

General. The Company recognized net income of $2.6 million, or $0.48 per share, for the nine months ended September 30, 2019 compared to a net loss of $1.9 million, or $0.33 per share, for the nine months ended September 30, 2018. The improvement in operating results between periods was attributable to an increase in net interest income earned in the Envision Bank business segment and an increase in the net gain on loan origination and sale activities in the Envision Mortgage business segment.

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

	For the Nine Months Ended September 30,
	2019			2018
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$544,948	$17,790	4.35%	$453,290	$13,917	4.09%
Investment securities (2) (3)	53,841	1,154	2.86%	60,225	1,254	2.78%
Interest-earning deposits	5,132	77	2.00%	7,442	91	1.63%
Total interest-earning assets	603,921	19,021	4.20%	520,957	15,262	3.91%
Noninterest-earning assets	26,453			28,997
Total assets	$630,374			$549,954
Interest-bearing liabilities:
Savings accounts	104,530	338	0.43%	103,774	133	0.17%
NOW accounts	39,466	144	0.49%	43,215	166	0.51%
Money market accounts	65,609	712	1.45%	66,241	461	0.93%
Term certificates	171,827	2,552	1.98%	126,452	1,314	1.39%
Total interest-bearing deposits	381,432	3,746	1.31%	339,682	2,074	0.81%
FHLBB advances	98,817	1,825	2.46%	63,089	884	1.87%
Total interest-bearing liabilities	480,249	5,571	1.55%	402,771	2,958	0.98%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	62,194			61,005
Other noninterest-bearing liabilities	8,681			6,110
Total liabilities	551,124			469,886
Total stockholders' equity	79,251			80,068
Total liabilities and stockholders' equity	$630,375			$549,954
Net interest income		$13,450			$12,304
Interest rate spread(4)			2.65%			2.93%
Net interest-earning assets(5)	$123,672			$118,186
Net interest margin(6)			2.97%			3.15%

Ratio of interest-earning assets to interest- bearing liabilities	125.75%			129.34%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available for sale, FHLBB stock and investment in a correspondent bank.
(3)	Includes tax equivalent adjustments for municipal securities, based on an effective tax rate of 21% of $10,000 and $28,000 for the nine months ended September 30, 2019 and 2018, respectively.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine Months Ended September 30,2019
	Compared to
	Nine Months Ended September 30,2018
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$3,054	$819	$3,873
Investment securities	(112)	12	(100)
Interest-earning deposits	(26)	12	(14)
Total interest-earning assets	2,916	843	3,759
Interest-bearing liabilities:
Savings accounts	2	203	205
NOW accounts	(14)	(8)	(22)
Money market accounts	(2)	253	251
Term certificates	564	674	1,238
Total interest-bearing deposits	550	1,122	1,672
FHLBB advances	603	338	941
Total interest-bearing liabilities	1,153	1,460	2,613

Change in net interest income	$1,763	$(617)	$1,146

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $3.8 million, or 24.6%, to $19.0 million for the nine months ended September 30, 2019 compared to $15.3 million for the nine months ended September 30, 2018. This increase was due to an increase in average interest-earning assets between periods of $83.0 million, or 15.9%, as the Company continued to leverage the capital raised in its 2016 initial public offering. This increase all occurred in loans, including loans held for sale. The yield on interest-earning assets increased 29 basis points to 4.20% in the first nine months of 2019 from 3.91% in the same period of the prior year due principally to the higher proportion of loans to total interest-earning assets and the yield increase in each component of interest-earning assets.

Interest Expense. Interest expense increased $2.6 million, or 88.3%, to $5.6 million for the nine months ended September 30, 2019 compared to $3.0 million for the nine months ended September 30, 2018. This increase was due to an increase in average interest-bearing liabilities of $77.5 million combined with a 57 basis points increase in the cost of funds to 1.55%. The increase in cost of funds was principally due to greater utilization of brokered deposits and FHLBB advances, which generally carry a higher cost than retail deposits, to fund the growth in average interest-earning assets between periods. The cost of interest-bearing deposits increased 50 basis points caused principally by rate increases in savings accounts, money market accounts and term certificates, including brokered deposits. In addition, the average cost of funds was adversely affected by the higher cost of FHLBB advances which increased 59 basis points between periods. The increased cost of funds reflected the impact of the series of increases in the federal funds rate initiated by the Federal Reserve during 2018 as well as strong market competition for deposits. Reductions of 25 basis points in the federal funds rate in June and September 2019 have had an insignificant impact on the Company’s cost of funds during the period ended September 30, 2019.

Net Interest Income. Net interest income, inclusive of tax equivalent adjustments on municipal securities, increased $1.1 million, or 9.3%, to $13.5 million for the nine months ended September 30, 2019 compared to $12.3 million for the nine months ended September 30, 2018. This improvement resulted principally from loan growth, including loans held for sale. The net interest margin decreased 18 basis points from 3.15% in the first nine months of 2018 to 2.97% in the first nine months of 2019 primarily due to the increased utilization of higher cost wholesale funding to support the growth in average interest-earning assets between periods. In addition, the net interest margin was adversely affected by an increase in the federal funds rate from 1.50% to 2.50% during 2018 and a flatter yield curve.

Provision for Loan Losses. The Company recognized a credit of $144,000 to the allowance for loan losses for the nine months ended September 30, 2019 compared to a provision of $183,000 for the nine months ended September 30, 2018. The credit to the allowance in the 2019 period was primarily due to decreases in the loan portfolio attributable to the sale of residential mortgage loans which had been transferred from the loan portfolio to loans held for sale and the prepayment of a $4.8 million commercial and industrial loan participation. The provision in the 2018 period was primarily due to $68.7 million of growth in the loan portfolio, partially offset by a reduction of $265,000 in the general component of the allowance for loan losses related primarily to commercial real estate loans and home equity loans. While regional and local economic data, including housing prices, continued their positive trend of the past several years, it appears that this trend has largely stabilized. The allowance for loan losses was 0.90% and 0.91% of total loans at September 30, 2019 and December 31, 2018, respectively, and was 120.2% and 121.1% of non-performing loans at September 30, 2019 and December 31, 2018, respectively.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities increased $8.1 million, or 150.9%, to $13.4 million for the nine months ended September 30, 2019 compared to $5.4 million for the nine months ended September 30, 2018. Our loan origination capacity has significantly increased over the past year with the addition of twenty new loan originators and expansion into Central and Western Massachusetts as well as the MetroWest region of the Boston market. In addition, the lower mortgage rates available during the first nine months of 2019 favorably impacted loan refinancing activity, which comprised 48% of all residential mortgage loan originations in the first nine months of 2019 compared to 26% for the first nine months of 2018. Together, these factors resulted in a $291.3 million, or 104.5%, increase in loans sold during the first nine months of 2019 to $570.0 million compared to $278.7 million in the prior year period. In addition, the Company experienced a fifteenfold increase in the year-to-date growth of the pipeline of interest rate lock agreements with customers between periods. The notional amount of interest rate lock agreements with customers totaled $199.0 million and $34.5 million at September 30, 2019 and 2018, respectively, compared to $36.2 million and $24.2 million at December 31, 2018 and 2017, respectively.

Other Non-interest Income. Non-interest income, excluding the net gain on loan origination and sale activities, decreased $909,000, or 29.9%, to $2.1 million during the nine months ended September 30, 2019 compared to $3.0 million during the nine months ended September 30, 2018. This decrease was primarily due to changes in the valuation allowance for MSRs. In the first nine months of 2019, a provision to the allowance of $636,000 was recognized while a $84,000 partial reversal of the MSR valuation allowance was recognized in the prior year period. Together these valuation allowance adjustments caused a net reduction of $720,000 in mortgage servicing fees between periods. In addition, a gain of $230,000 on the sale of a former branch office and a gain of $49,000 on the sale of securities was recognized in the 2018 period. Partially offsetting these items was an increase in mortgage servicing fees, net of amortization, of $147,000 in the 2019 period.

Non-interest Expenses. Non-interest expenses increased $4.1 million, or 18.5%, from $22.3 million for the nine months ended September 30, 2018 to $26.5 million for the nine months ended September 30, 2019. This increase was primarily due to an increase in salaries and employee benefits associated with increased loan production as well as additional incentive compensation and loan originator transition payments.

Salaries and employee benefits increased $4.3 million, or 30.7%, from $14.2 million in the first nine months of 2018 to $18.5 million in the first nine months of 2019. This increase was primarily due to: 1) additional loan originator and sales manager commissions of $2.7 million associated with the 76.3% increase in residential mortgage loan production; 2) additional incentive compensation and loan originator transition payments of $986,000 due to the addition of loan originators and improved operating results; 3) $935,000 in additional employee compensation largely related to Envision Mortgage’s increased loan production, and 4) an increase of $182,000 in health insurance costs due primarily to an increase in headcount. These increases were partially offset by an increase in deferred loan origination costs of $860,000 associated with the increase in residential mortgage loan production. The number of full-time equivalent employees increased from 185 at September 30, 2018 to 206 at September 30, 2019 as a result of the hiring of additional loan originators and operations personnel in the Envision Mortgage business segment.

Occupancy and equipment expenses decreased $185,000, or 8.6%, from $2.2 million in the first nine months of 2018 to $2.0 million in the first nine months of 2019. This decrease is due to the reduction in rent expense and depreciation associated with contraction in our use of the former Andover loan operations center, elimination of occupancy costs associated with our former Boston branch which was sold in December 2018 and a lease loss accrual of $60,000 recognized in the 2018 period. These savings were partially offset by higher costs in 2019 associated with our Braintree branch, which opened in April 2018, as well as five new loan production offices opened since June 2018.

Data processing costs increased $62,000, or 12.2%, from $508,000 in the first nine months of 2018 to $570,000 in the first nine months of 2019 due primarily to volume-related deposit account activities.

Marketing expenses decreased $224,000, or 25.8%, from $867,000 in the first nine months of 2018 to $643,000 in the first nine months of 2019. The Bank changed its name to Envision Bank in March 2018 and in connection therewith increased its use of advertising and related activities to promote its new brand during 2018.

Other non-interest expenses, in the aggregate, increased $127,000, or 3.3%, in the first nine months of 2019 compared to the first nine months of 2018. This increase is primarily due to additional mortgage banking related operating and technology costs.

Income Tax Expense. State income taxes of $97,000 and $14,000 were provided for the nine months ended September 30, 2019 and 2018, respectively, based on the projected effective state tax rate for the year.

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

Comparison of Segment Results for the Three Months Ended September 30, 2019 and 2018

The following table presents a comparison of the results of operations for each segment before incomes taxes and elimination of inter-segment profit, and the changes in those results, for the three months ended September 30, 2019 and 2018.

	Envision Bank				Envision Mortgage
	Three Months Ended September 30,		Increase (Decrease)		Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
	(dollars in thousands)
Net interest income	$3,781	$4,002	$(221)	(5.5)%	$792	$258	$534	207.0%
Provision for loan losses	—	178	(178)	(100.0)	—	—	—	—
Net interest income
after provision for loan losses	3,781	3,824	(43)	(1.1)	792	258	534	207.0

Non-interest income:
Customer service fees	331	324	7	2.2	32	33	(1)	(3.0)
Gain on loan origination
and sale activities, net (1)	—	—	—	—	6,010	2,263	3,747	165.6
Mortgage servicing fees, net	(93)	(81)	(12)	(14.8)	(88)	391	(479)	(122.5)
Other	242	400	(158)	(39.5)	97	185	(88)	(47.6)
Total non-interest income	480	643	(163)	(25.3)	6,051	2,872	3,179	110.7

Non-interest expenses:
Salaries and employee benefits	1,966	1,601	365	22.8	5,044	3,187	1,857	58.3
Occupancy and equipment	367	317	50	15.8	306	411	(105)	(25.5)
Other non-interest expenses	1,184	1,117	67	6.0	851	794	57	7.2
Total non-interest expenses	3,517	3,035	482	15.9	6,201	4,392	1,809	41.2
Income (loss) before income taxes and
elimination of inter-segment profit	$744	$1,432	$(688)	(48.0)%	$642	$(1,262)	$1,904	150.9%

Total assets at September 30, 2019	$509,021				$132,417
Total assets at December 31, 2018	526,871				87,469
Increase (decrease)	$(17,850)				$44,948
(1)	Before elimination of inter-segment profit

Envision Bank Segment

The Envision Bank segment had income before income taxes and elimination of inter-segment profit of $744,000 for the three months ended September 30, 2019 compared to $1.4 million for the three months ended September 30, 2018. The decrease in operating results between periods of $688,000 was driven by lower net interest income, higher salaries and benefits and a gain on the sale of a former branch office in the prior year period, partially offset by a lower provision for loan losses in 2019.

The decline in Envision Bank’s operating results in the third quarter of 2019 compared to the prior year period was driven by a decrease in net interest income of $221,000, or 5.5%, due principally to a 16 basis points decrease in net interest margin between periods. This margin compression is attributable to cost of funds rising at a faster rate than the yield on loans due to both a flattening yield curve and competitive pricing of deposits. This has resulted in a decrease in the consolidated net interest margin from 3.13% in the third quarter of 2018 to 2.97% in the third quarter of 2019. Due to an increase of $41.4 million in the loan portfolio during the third quarter of 2018, a provision for loan losses of $178,000 was recognized, while Envision Bank recognized no provision in the third quarter of 2019 due to modest loan growth and a small shift in the loan portfolio mix towards residential mortgage loans which generally carry lower credit risk than commercial and consumer loans.

Non-interest income decreased $163,000 between periods largely due to a gain of $230,000 on the sale of a former branch office in the 2018 period, partially offset by favorable adjustments on portfolio loans accounted for under the fair value option due to lower mortgage rates in 2019. Non-interest expenses increased $482,000, or 15.9% between periods. This increase was principally the result of annual salary adjustments and incentive compensation as well as an increase in the allocation of certain indirect costs incurred by the Marketing, Finance and Administration cost centers.

Total assets attributable to the Envision Bank segment decreased $17.9 million, or 3.4%, to $509.0 million at September 30, 2019 from $526.9 million at December 31, 2018. This decrease was principally due to net transfers of $22.1 million in residential mortgage loans from Envision Bank to Envision Mortgage in 2019.

Envision Mortgage Segment

The Envision Mortgage segment had income before income taxes and elimination of inter-segment profit of $642,000 for the three months ended September 30, 2019 compared to a loss of $1.3 million for the three months ended September 30, 2018. This improvement of $1.9 million in operating results occurred as a result of an increase of $3.7 million, or 165.6%, in net gains on loan origination and sale activities. Partially offsetting this increase were higher salaries and employee benefits associated with the increase in closed loan production, additional incentive compensation and transition payments made to new loan originators as well as an increase in the valuation allowance for MSRs.

The net gain on loan origination and sale activities, the principal source of revenue for Envision Mortgage, increased $3.7 million to $6.0 million in the third quarter of 2019 from $2.3 million in the third quarter of 2018. Excluding income recognized by Envision Mortgage on the placement of loans in the Envision Bank loan portfolio, the net gain on loan origination and sale activities increased $3.8 million, or 195.6%, to $5.8 million in the 2019 period from $2.0 million in the 2018 period. Our loan origination capacity has significantly increased over the past year with the addition of twenty new loan originators and expansion into Central and Western Massachusetts as well as the MetroWest region of the Boston market. In addition, the decrease in mortgage rates occurring during the first nine months of 2019 favorably impacted loan refinancing activity. Together, these factors resulted in a 116% quarterly increase in closed loan production and a nearly six-fold increase in outstanding interest rate locks with customers at September 30, 2019 as compared to September 30, 2018.

Net interest income increased $534,000, or 207.0%, to $792,000 in the third quarter of 2019 compared to $258,000 in the third quarter of 2018. This was primarily due to an increase in the average balance of loans held for sale and residential construction loans of $92.1 million in the 2019 period.

Mortgage servicing fee income decreased $479,000 between periods largely due to a $523,000 increase in the valuation allowance for MSRs in the 2019 period due to an increase in expected loan prepayment speeds caused by the reduction in interest rates. Overall the fair value of serviced loans has declined 10 basis points, or 10.9%, in 2019.

Non-interest expenses of Envision Mortgage increased $1.8 million, or 41.2%, to $6.2 million in the third quarter of 2019 from $4.4 million in the third quarter of 2018. This increase is due to an increase of $1.9 million, or 58.3%, in salaries and employee benefits.

The increase in salaries and employee benefits was principally due to: 1) loan originator and sales manager commissions of  $1.8 million associated with the 116% quarterly increase in loan production; and 2) additional employee compensation of $157,000 associated with higher loan production. These increases were partially offset by an increase in deferred loan origination costs of $503,000. The number of full-time equivalent employees increased from 90 (including 39 loan originators) at September 30, 2018 to 119 (including 57 loan originators) at September 30, 2019.

The decrease of $105,000, or 25.5%, in occupancy and equipment costs in the third quarter of 2019 compared to the prior year period was caused by a reduction in rent expense and depreciation associated with contraction in our use of the former Andover loan operations center. Throughout 2018, Envision Mortgage gradually reduced its utilization of this location to approximately 25% of the leased space. Of the remaining space, approximately 35% is being subleased and the remainder is being marketed. This savings was partially offset by costs associated with four new loan production offices.

Other non-interest expenses increased $57,000, or 7.2%, to $851,000 in the third quarter of 2019 from $794,000 in the third quarter of 2018. This increase is due to volume-related cost increases associated with higher residential mortgage loan production partially offset by reductions in the allocation of certain indirect costs incurred by the Marketing, Finance and Administration cost centers.

Total assets attributable to the Envision Mortgage segment increased $44.9 million, or 51.4%, from $87.5 million at December 31, 2018 to $132.4 million at September 30, 2019. This increase was due to a $55.9 million increase in loans held for sale during 2019 caused by the 76% increase in loan production in 2019. This increase was partially offset by a $6.4 million reduction in residential construction loans.

Comparison of Segment Results for the Nine Months Ended September 30, 2019 and 2018

The following table presents a comparison of the results of operations for each segment before incomes taxes and elimination of inter-segment profit, and the changes in those results, for the nine months ended September 30, 2019 and 2018.

	Envision Bank				Envision Mortgage
	Nine Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
	(in thousands)
Net interest income	$12,121	$11,541	$580	5.0%	$1,319	$735	$584	79.5%
Provision (credit) for loan losses	(144)	183	(327)	(178.7)	—	—	—	—
Net interest income
after provision (credit) for loan losses	12,265	11,358	907	8.0	1,319	735	584	79.5

Non-interest income:
Customer service fees	948	1,035	(87)	(8.4)	106	61	45	73.8
Gain on loan origination
and sale activities, net (1)	—	—	—	—	14,043	6,327	7,716	122.0
Mortgage servicing fees, net	(273)	(222)	(51)	(23.0)	635	1,157	(522)	(45.1)
Other	464	648	(184)	(28.4)	253	363	(110)	(30.3)
Total non-interest income	1,139	1,461	(322)	(22.0)	15,037	7,908	7,129	90.1

Non-interest expenses:
Salaries and employee benefits	5,292	4,849	443	9.1	13,222	9,317	3,905	41.9
Occupancy and equipment	1,137	1,090	47	4.3	835	1,067	(232)	(21.7)
Other non-interest expenses	3,434	3,355	79	2.4	2,539	2,658	(119)	(4.5)
Total non-interest expenses	9,863	9,294	569	6.1	16,596	13,042	3,554	27.3
Income (loss) before income taxes and
elimination of inter-segment profit	$3,541	$3,525	$16	0.5%	$(240)	$(4,399)	$4,159	94.5%
(1)	Before elimination of inter-segment profit

Envision Bank Segment

The Envision Bank segment had income before income taxes and elimination of inter-segment profit of $3.5 million for the nine months ended September 30, 2019 and 2018. While net interest income after provision (credit) for loan losses improved $907,000 in the 2019 period, this improvement was offset by lower non-interest income and higher non-interest expenses.

The improvement in Envision Bank’s net interest income of $580,000, or 5.0%, in the 2019 period as compared to the prior year period was due to an increase in the average balance of the loan portfolio between periods of $46.6 million. Net interest income growth has been adversely affected by a flattening yield curve which has resulted in a decrease in the consolidated net interest margin from 3.15% in the first nine months of 2018 to 2.97% in the first nine months of 2019. In addition, the increased utilization of wholesale funding, which has a higher cost than core deposits, to support asset growth has contributed to the reduction in the interest margin in the 2019 period. Due to the decrease of $27.0 million in the loan portfolio during the first nine months of 2019, a credit to the allowance of $144,000 was recognized.  The provision for loan losses of $183,000 in the 2018 period was due to residential and commercial real estate loan growth and was partially offset by favorable adjustments totaling $265,000 to the general component of the allowance for loan losses.

Non-interest income decreased $322,000, or 22.0%, between periods largely due to a gain of $230,000 on the sale of a former branch office and a gain of $49,000 on the sale of securities in the 2018 period and, to a lesser extent, a reduction in customer service fees of $88,000. This decrease was caused by a reduction in non-sufficient funds charges, loss of fees associated with the discontinued use of remote ATMs and lower card-related income. Non-interest expenses increased $569,000, or 6.1%. This increase was principally the result of annual salary adjustments and incentive compensation as well as an increase in the allocation of certain indirect costs incurred by the Marketing, Finance and Administration cost centers.

Envision Mortgage Segment

The Envision Mortgage segment incurred a loss before income taxes and elimination of inter-segment profit of $240,000 for the nine months ended September 30, 2019 compared to a loss of $4.4 million for the nine months ended September 30, 2018. This improvement of $4.2 million in operating results occurred as a result of an increase of $7.7 million, or 122.0%, in net gains on loan origination and sale activities. This increase was partially offset by higher salaries and employee benefits associated with a 76.3% increase in closed loan production, additional incentive compensation and transition payments made to new loan originators.

The net gain on loan origination and sale activities increased $7.7 million to $14.0 million in the first nine months of 2019 from $6.3 million in the first nine months of 2018. Excluding income recognized by Envision Mortgage on the placement of loans in the Envision Bank loan portfolio, the net gain on loan origination and sale activities increased $8.1 million, or 150.9%, to $13.4 million in the 2019 period from $5.4 million in the 2018 period. Our loan origination capacity has significantly increased over the past year with the addition of twenty new loan originators and expansion into Central and Western Massachusetts as well as the MetroWest region of the Boston market. In addition, the decrease in mortgage rates occurring during the first nine months of 2019 favorably impacted loan refinancing activity. Together, these factors resulted in a 76.3% increase in closed loan production between periods and a nearly six-fold increase in outstanding interest rate locks with customers at September 30, 2019 as compared to September 30, 2018.

Net interest income increased $584,000, or 79.5%, to $1.3 million in the first nine months of 2019 compared to $735,000 in the first nine months of 2018. This was primarily due to an increase in the average balance of loans held for sale and residential construction loans of $42.1 million, or 98.6%, in the 2019 period.

Mortgage servicing fee income decreased $522,000 between periods largely due to a $720,000 change in adjustments to the valuation allowance for MSRs between periods. Due to an increase in actual and expected loan prepayment speeds caused by the reduction in interest rates, Envision Mortgage provided $636,000 to increase the valuation allowance for MSRs in the first nine months of 2019, while in the first nine months of 2018 an $84,000 reversal of the allowance was recorded. Partially offsetting these items was an increase in mortgage servicing fees, net of amortization, of $147,000 in the 2019 period.

Non-interest expenses of Envision Mortgage increased $3.6 million, or 27.3%, to $16.6 million in the first nine months of 2019 from $13.0 million in the first nine months of 2018. This increase is due to an increase of $3.9 million, or 41.9%, in salaries and employee benefits.

The increase in salaries and employee benefits was principally due to: 1) loan originator and sales manager commissions of $2.7 million associated with the 76.3% increase in loan production; 2) additional incentive compensation and transition payments to new loan originators of $387,000; 3) additional employee compensation of $333,000 associated with higher loan production, and 4) an increase of $243,000 in health insurance costs. These increases were partially offset by an increase in deferred loan origination costs of $894,000. The number of full-time equivalent employees increased from 90 (including 39 loan originators) at September 30, 2018 to 119 (including 57 loan originators) at September 30, 2019.

The decrease of $232,000, or 21.7%, in occupancy and equipment costs in the first nine months of 2019 compared to the prior year period was caused by a reduction in rent expense and depreciation associated with contraction in our use of the former Andover loan operations center. In addition, a lease loss accrual of $60,000 was recognized in the 2018 period. Throughout 2018, Envision Mortgage gradually reduced its utilization of this location to approximately 25% of the leased space. Of the remaining space, approximately 25% is being subleased and the remainder is being marketed. This savings was partially offset by costs associated with five new loan production offices.

Other non-interest expenses decreased $119,000, or 4.5%, to $2.5 million in the first nine months of 2019 from $2.7 million in the first nine months of 2018. This decrease is due to reductions in the allocation of certain indirect costs incurred by the Marketing, Finance and Administration cost centers. These decreases were partially offset by increases due to greater use of technology tools and other volume-related cost increases associated with higher residential mortgage loan production.

Asset Quality

Nonperforming Assets. The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated.

	September 30, 2019	December 31, 2018
Nonaccrual loans:	(In thousands)
Real estate loans:
One- to four-family residential	$3,069	$2,474
Commercial	—	—
Home equity loans and lines of credit	386	407
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	149
Total nonaccrual loans	3,455	3,030
Delinquent loans (>90 days) accruing interest	—	635
Total non-performing loans	3,455	3,665
Other real estate owned	—	65
Total nonperforming assets	$3,455	$3,730
Performing troubled debt restructurings	2,164	3,027
Total nonperforming assets and performing troubled debt restructurings	$5,619	$6,757

Total nonperforming loans to total loans(1)	0.75%	0.75%
Total nonperforming assets and performing troubled debt restructurings to total assets	0.88%	1.10%

(1)Total loans exclude loans held for sale but include net deferred loan costs and fees.

Interest income that would have been recorded for the nine months ended September 30, 2019 had nonaccruing loans been current according to their original terms amounted to $109,000. Income related to nonaccrual loans included in interest income for the nine months ended September 30, 2019 amounted to $72,000.

Classified Loans.  The following table shows the aggregate amounts of our regulatory classified loans at the dates indicated.

	September 30, 2019	December 31, 2018
	(In thousands)
Classified assets:
Substandard	$3,797	$2,519
Doubtful	—	149
Loss	—	—
Total classified assets	$3,797	$2,668

Special mention	$1,458	$1,343

Assets that do not expose the Company to risk sufficient to warrant classified loan status, but which possess potential weaknesses that deserve close attention, are designated as special mention.  As of September 30, 2019, there were $1.5 million of assets designated as special mention compared to $1.3 million at December 31, 2018.  We have not identified any potential problem loans that are not included in the tables above.

Other than as disclosed in the above tables, there are no other loans where management has information indicating that there is serious doubt about the ability of the borrowers to comply with the present loan repayment terms.

Allowance for Loan Losses. The following table sets the breakdown for loan losses by loan category at the dates indicated.

	September 30, 2019			December 31, 2018
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$1,063	25.60%	51.38%	$1,092	24.61%	50.69%
Commercial	1,647	39.66%	25.30%	1,648	37.14%	23.35%
Home equity loans and lines of credit	291	7.01%	9.24%	292	6.58%	8.95%
Construction	725	17.46%	8.07%	765	17.24%	8.66%
Commercial and industrial loans	270	6.50%	2.40%	265	5.97%	4.37%
Consumer loans	157	3.77%	3.61%	375	8.46%	3.98%
Total	$4,153	100.00%	100.00%	$4,437	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Allowance at beginning of period	$4,437	$3,737
Provision (credit) for loan losses	(144)	183
Charge offs:
Real estate loans:
One- to four-family residential	—	—
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans(1)	(171)	(80)
Total charge-offs	(171)	(80)

Recoveries:
Real estate loans:
One- to four-family residential	23	37
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	8	13
Total recoveries	31	50
Net charge-offs	(140)	(30)
Allowance at end of period	$4,153	$3,890
Total loans outstanding(2)	$461,371	$472,828
Average loans outstanding	$473,301	$453,290
Allowance for loan losses as a percent of total loans outstanding(2)	0.90%	0.82%
Net loans charged off as a percent of average loans outstanding(3)	0.05%	0.01%
Allowance for loan losses to nonperforming loans	120.20%	193.73%

(1)	Charge-offs in 2019 include one loan for $149,000 that had been classified as doubtful at December 31, 2018 and for which we had allocated a 100% valuation allowance as of such date.
(2)	Total loans exclude loans held for sale but include net deferred loan costs and fees.
(3)	Annualized.

Liquidity and Capital Resources

At September 30, 2019, we had $57.7 million of FHLBB advances outstanding. At that date, we had the ability to borrow up to an additional $118.9 million from the FHLBB, $10.0 million under a line of credit with the Federal Reserve Bank of Boston and $7.5 million under an unsecured line of credit with a correspondent bank.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2019, cash and cash equivalents totaled $9.2 million.

Financing activities consist primarily of activity in deposit accounts and borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Deposits increased $53.7 million, or 12.3%, to $490.8 million at September 30, 2019 from $437.1 million at December 31, 2018. During this period, brokered deposits, which management considers to be a source of wholesale funding and an alternative to FHLBB advances, increased $35.7 million. FHLBB advances, which consist primarily of overnight advances, decreased $31.4 million to $57.7 million at September 30, 2019 from $89.0 million at December 31, 2018. Brokered deposits and FHLBB advances make-up the Bank’s wholesale funding which management targets at a limit of 25% of assets. At September 30, 2019, wholesale funding amounted to $153.9 million, or 24.0% of total assets.

At September 30, 2019, we had $219.4 million in loan commitments outstanding, including $199.0 million related to loans to be sold in the secondary mortgage market and to other financial institutions. In addition to commitments to originate loans, we had $51.0 million in unused lines of credit to borrowers and letters of credit and $12.3 million in undisbursed construction loans. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2019 totaled $143.1 million, including $51.6 million of brokered deposits. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. At September 30, 2019, the Bank’s Tier 1 capital to average assets ratio was 11.04%. The Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines as of September 30, 2019.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to disclose quantitative and qualitative information about market risk as it qualifies as a smaller reporting company.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2017, the Company’s Board of Directors adopted a stock repurchase program pursuant to which the Company would purchase up to 10%, or 586,854 shares, of its then outstanding common shares. This program may be suspended or terminated at any time without prior notice. On August 28, 2019, the Board of Directors approved an extension of the program, which was set to expire on September 14, 2019, to September 14, 2020. Repurchased shares are returned to the status of authorized but unissued shares. The following table sets forth information with respect to any purchases made by or on behalf of the Company during the indicated periods under the repurchase plan:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Pubicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (Or Units) that May be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	37,153	$14.96	37,000	297,454
August 1, 2019 - August 31, 2019	36,000	14.95	36,000	261,454
September 1, 2019 - September 30, 2019	23,400	14.83	23,400	238,054
	96,553	$14.93	96,400	238,054

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

101

The following materials from Randolph Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2019 and 2018, (v) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2019 and 2018, (vi) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 and (vii) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Randolph Bancorp, Inc.

Date: November 5, 2019	By:	/s/ James P. McDonough
James P. McDonough
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2019	By:	/s/ Michael K. Devlin
Michael K. Devlin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)