Form 10-K
period 2019-12-31
Randolph Bancorp, Inc.
filed 2020-03-12
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37780

Randolph Bancorp, Inc.

(Exact name of Registrant as specified in its Charter)

Massachusetts	81-1844402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10 Cabot Place, Stoughton MA	02072
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 963-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	RNDB	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on the last business day of the registrant’s most recently completed second fiscal quarter was $70,667,426.

The number of shares of Registrant’s Common Stock outstanding as of February 29, 2020 was 5,567,917.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Randolph Bancorp, Inc.

2019 Form 10-K

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

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties. Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that our expectations will in fact occur or that our estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, the factors referenced in this report under Item 1A. “Risk Factors”; changes in interest rates; competitive pressures from other financial institutions; the effects of a continuing deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in loan defaults and charge-off rates; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity breaches, fraud, natural disasters and pandemics; increasing government regulation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act; the risk that we may not be successful in the implementation of our business strategy; the risk that intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business.

Randolph Bancorp, Inc.

Randolph Bancorp, Inc. (“we,” “our,” “us,” “Randolph Bancorp,” or the “Company”) is a Massachusetts corporation organized in 2016 and is the stock holding company of Envision Bank (“Bank”). Randolph Bancorp’s primary business activities are the ownership of the outstanding capital stock of Envision Bank and management of the investment of offering proceeds retained from Randolph Bancorp’s mutual-to-stock conversion (the “conversion”) and our initial public offering in 2016. On July 1, 2016, we completed an initial public offering in which we sold 5,686,750 shares of common stock at $10.00 per share for approximately $56.9 million in gross proceeds, including 469,498 shares sold to the Bank’s employee stock ownership plan (“ESOP”). In connection with the conversion and initial public offering, we also issued 181,976 shares of common stock and contributed $455,000 in cash to Envision Bank Foundation, Inc. We also completed the acquisition of First Eastern Bankshares Corporation on July 1, 2016 for cash of $14.1 million. In the future, we may pursue other business activities permitted by applicable laws and regulations for bank holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in Envision Bank. There are no specific plans for any additional capital issuance, merger or acquisition, or other diversification of our activities at the present time. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiary on a consolidated basis.

At December 31, 2019, we had total assets of $631.0 million, deposits of $497.0 million and stockholders’ equity of $78.5 million.

Our cash flows depend upon repayments on the loan made to the ESOP, repurchases of stock and any dividends received from Envision Bank. We do not own or lease any property, but instead use the premises, equipment, and other property of Envision Bank.

Envision Bank

Envision Bank is a Massachusetts-chartered savings bank headquartered in Stoughton, Massachusetts with its main office in Randolph, Massachusetts. Envision Bank was organized in 1851 as Randolph Savings Bank. It reorganized into the mutual holding company structure in 2002 and into a stock holding company structure in 2016 in connection with the conversion. Envision Bank is currently the wholly-owned subsidiary of Randolph Bancorp, Inc. On July 1, 2016, we acquired First Eastern Bankshares Corporation and its wholly-owned subsidiary, First Federal Savings Bank of Boston (together, “First Eastern”), which was merged with the Bank. First Eastern was actively engaged in mortgage banking including the origination and sale of residential mortgage loans in the secondary market and the servicing of a portion of sold loans for investors.

Envision Bank provides financial services to individuals, families, and small to mid-size businesses through our five full-service banking offices located in Norfolk County, Massachusetts and our twelve loan production offices and lending centers located throughout Massachusetts and southern New Hampshire. The Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations, brokered deposits and borrowings, in one- to four-family residential mortgage loans, commercial real estate loans, home equity loans and lines of credit, commercial and industrial loans, construction loans, consumer loans, and investment securities. The Bank offers a full range of deposit accounts, including statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, and IRAs. The Bank is also actively involved in the sale and servicing of residential mortgage loans in the secondary market and to other financial institutions.

Market Area

Our primary deposit-taking market is Norfolk County, Massachusetts. Our primary lending market is more broadly based in Bristol, Essex, Hampden, Middlesex, Norfolk, Plymouth, Suffolk and Worcester counties in Massachusetts; Kent, Newport, Providence, and Washington counties in Rhode Island; and Hillsborough county in New Hampshire.

Due to its proximity to Boston, our market area benefits from the presence of numerous institutions of higher learning, medical care and research centers, and the corporate headquarters of several investment and financial services companies. The greater Boston metropolitan area also has many life science and high technology companies employing personnel with specialized skills. These factors affect the demand for residential homes, residential construction, office buildings, shopping centers, and other commercial properties in our market area. Communities within our market area include many residential commuter towns, which function partially as business and service centers. Although our current operations are not focused in Boston, we are affected by economic conditions in Boston because our loan portfolio includes a number of loans that are secured by real estate or that have borrowers located in Boston. In addition, a number of our customers who reside in our market area are employed in Boston, and a number of our non-owner occupied residential loan customers have properties in Boston as well as elsewhere in our market area.

Population and household data indicate that the market within a 20 minute drive time from any of our current branch locations is a mix of urban and suburban markets with a large commuter population. Norfolk County is the wealthiest county on the mainland of Massachusetts and is characterized by a high concentration of white collar professionals who work in the Boston Metropolitan Statistical Area.

Competition

We face intense competition in making loans and attracting deposits. Our most direct competition for deposits has historically come from the banking institutions operating in our primary market area and from other financial service companies, such as securities brokerage firms, credit unions, and insurance companies. We also face competition for depositors’ funds from money market funds and mutual funds. At June 30, 2019, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), we held 1.55% of the deposits in Norfolk County, which was the 17th largest market share out of 42 financial institutions with offices in Norfolk County. Many of the banks owned by large national and regional holding companies and other community-based banks that operate in our primary market area are larger than we are and, therefore, may have greater resources or offer a broader range of products and services.

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

Lending Activities

Our primary lending activities are the origination of real estate secured loans including one- to four-family residential mortgage loans, commercial real estate loans, home equity loans and lines of credit and construction loans and, to a lesser extent, commercial and industrial loans and consumer loans, predominantly in our core market areas in Massachusetts, Rhode Island and southern New Hampshire. We also sell in the secondary market the majority of the fixed rate conforming one-to four-family residential mortgage loans that we originate. We also sell a portion of the non-conforming one-to four-family residential mortgage loans we originate, primarily jumbo and adjustable-rate mortgage loans (“ARMs”), to other financial institutions.

Loan Portfolio. The following table sets forth the composition of our loan portfolio at the dates indicated:

	At December 31,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One- to four-family residential	$244,711	51.85%	$246,756	50.69%	$198,475	49.29%	$179,025	53.43%	$166,483	57.99%
Commercial	125,405	26.57%	113,642	23.35%	98,755	24.53%	88,394	26.38%	74,911	26.09%
Home equity loans and lines of credit	41,669	8.83%	43,545	8.95%	38,968	9.68%	35,393	10.56%	33,259	11.58%
Construction	35,485	7.52%	42,139	8.66%	25,357	6.30%	23,629	7.05%	7,807	2.72%
Commercial and industrial loans	9,093	1.93%	21,285	4.37%	24,766	6.15%	2,067	0.62%	2,040	0.71%
Consumer loans	15,641	3.30%	19,407	3.98%	16,337	4.05%	6,578	1.96%	2,602	0.91%
	472,004	100.00%	486,774	100.00%	402,658	100.00%	335,086	100.00%	287,102	100.00%
Net deferred loan costs and fees, and purchase premiums	1,407		1,509		1,452		1,176		1,288
Allowance for loan losses	(4,280)		(4,437)		(3,737)		(3,271)		(3,239)
Loans, net	$469,131		$483,846		$400,373		$332,991		$285,151

Loan Maturities. The following table sets forth the scheduled contractual amortization of the Bank’s loan portfolio at December 31, 2019. Loans having no schedule of repayments or no stated maturity are reported as being due in greater than five years except for demand loans which are reflected as due in one year or less. The table does not include any estimate of prepayments which significantly shortens the average life of all loans and may cause our actual repayment experience to differ from that shown below. The amounts shown below exclude net deferred loan costs and fees, and purchase premiums. The following table also sets forth the rate structure of loans scheduled to mature after one year.

	At December 31, 2019
(In thousands)	One-to Four- Family Residential Real Estate	Commercial Real Estate	Home Equity Loans and Lines of Credit	Construction	Commercial and Industrial	Consumer	Total Loans
Amounts due in:
One year or less	$7,483	$19,190	$63	$24,509	$4,723	$6,385	$62,353
After one year through five years	32,131	33,754	192	5,998	1,956	8,959	82,990
Beyond five years	205,097	72,461	41,414	4,978	2,414	297	326,661
Total	$244,711	$125,405	$41,669	$35,485	$9,093	$15,641	$472,004
Interest rate terms on amounts due after one year:
Fixed rate	$124,294	$48,529	$1,775	$—	$2,448	$9,256	$186,302
Adjustable rate	112,934	57,686	39,831	10,976	1,922	—	223,349
Total	$237,228	$106,215	$41,606	$10,976	$4,370	$9,256	$409,651

Residential Mortgage Loans. We offer mortgage loans to enable borrowers to purchase homes or refinance loans on existing homes, most of which serve as the primary residence of the owner. Excluding loans maturing in one year or less, residential mortgage loans were $237.2 million, or 50.3% of total loans, and consisted of $124.3 million and $112.9 million of fixed-rate and adjustable-rate loans, respectively, at December 31, 2019. Non-owner occupied residential loans were $44.1 million, or 9.3% of total loans.

We offer fixed-rate and adjustable-rate residential mortgage loans with terms up to 30 years. Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac (together, “GSEs”) underwriting guidelines and are originated with the intention to sell. Our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from three to ten years. Interest rates and payments on our current origination of adjustable-rate loans are adjusted to a rate equal to a specified percentage above the one year Constant Maturity Treasury rate. Historically, we have also used the London Interbank Offered Rate (“LIBOR”) as a “reference rate” for adjustable-rate loans but have ceased doing so as LIBOR is set based on interest rate information reported by certain banks which will stop doing so after 2021. At December 31, 2019, 75% of residential adjustable-rate mortgages re-price based on LIBOR.

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

While residential mortgage loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. Additionally, our current practice is generally to: (1) sell to the secondary market newly originated 15-year or longer term conforming fixed-rate residential mortgage loans on a servicing retained basis; (2) sell to other financial institutions newly originated conforming and non-conforming fixed and adjustable rate residential mortgage loans on a servicing released basis; and (3) hold in our portfolio a portion of non-conforming loans, including fixed-rate loans and adjustable-rate loans. We generally do not originate “interest only” mortgage loans on one- to four-family residential properties nor do we offer loans that provide for negative amortization of principal, such as “option ARM” loans where the borrower can pay less than the interest owed on their loan. Additionally, we do not offer “subprime” loans (loans that are made with low down payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, or bankruptcies or to borrowers with questionable repayment capacity) or “Alt-A” loans (loans to borrowers having less than full documentation).

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

Commercial Real Estate Loans. At December 31, 2019, commercial real estate loans were $125.4 million, or 26.6% of total loans.

We originate fixed- and adjustable-rate commercial real estate loans for terms generally up to ten years, though on an exception basis commercial real estate loans will be granted with terms up to twenty years. Excluding loans maturing in one year or less, commercial real estate loans consisted of $48.5 million of fixed-rate loans and $57.7 million of adjustable rate loans at December 31, 2019. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years and generally are adjusted to a rate equal to a specified percentage above the corresponding Federal Home Loan Bank of Boston (“FHLBB”) classic borrowing rate and, to a lesser extent, LIBOR. Most of our adjustable-rate commercial real estate loans adjust every five years and amortize over a 20-25 year term. Loan amounts do not generally exceed 75.0% of the property’s appraised value at the time the loan is originated but may be made up to 80.0% of appraised value on an exception basis.

We have historically focused our commercial real estate origination efforts on small- and mid-size owner occupants and investors in our market area seeking loans between $500,000 and $5.0 million. Beginning in 2019, we focused our efforts on larger relationships seeking loans between $2.0 million and $7.5 million. Our commercial real estate loans are generally secured by properties used for business purposes, such as office buildings, warehouses, retail facilities and apartment buildings. In addition to originating these loans, we also participate in commercial real estate loans with other financial institutions.

At December 31, 2019, the average loan balance of our outstanding commercial real estate loans was $638,000 and our largest commercial real estate loan was $5.5 million.

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

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which are secured by one-to four-family residences. At December 31, 2019, home equity loans and lines of credit were $41.7 million, or 8.8% of total loans. Home equity lines of credit have monthly adjustable rates of interest with 15-year draw periods which are then amortized over 10 years. These loans are indexed to the prime rate and generally are subject to an interest rate floor. Our home equity loans generally have a fixed interest rate. We offer home equity loan and lines of credit with cumulative loan-to-value ratios generally up to 80.0%, when taking into account both the balance of the home equity loan and first mortgage loan. Any home equity loan or line of credit made with a loan-to-value ratio exceeding 80.0% is made as a policy exception.

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

Construction Loans. At December 31, 2019, construction loans were $35.5 million, or 7.5% of total loans. We originate construction loans only in our market area of Massachusetts, southern New Hampshire and Rhode Island. We primarily originate construction loans to contractors and builders, and to individuals, to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including small industrial buildings as well as apartment, retail and office buildings. Our construction loans generally are floating-rate, interest-only loans that provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan may be paid in full or converted to a permanent mortgage loan. Construction loans generally can be made with a maximum loan-to-value ratio of 75.0% of appraised market value for commercial construction and 80.0% of appraised market value for owner-occupied residential construction loans estimated upon completion of the project. Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser. Our construction loans do not provide for interest payments to be funded by interest reserves. At December 31, 2019, our largest construction loan outstanding was $4.9 million.

Our commercial loan policy requires a minimum equity contribution by the borrower of 10% to 30% depending on the loan type. All borrowers are underwritten and evaluated for creditworthiness based on past experience, debt service ability, net worth analysis including available liquidity, and other credit factors. We generally require personal guarantees on all construction loans. Advances are only made following an inspection of the property confirming completion of the required progress on the project and an update to the title completed by a bank approved attorney. For owner-occupied residential construction loans, loan to value ratios of greater than 80.0% may be approved when credit enhancements or mortgage insurance is in place.

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

Commercial and Industrial Loans. We make commercial and industrial loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. In 2017, we entered into a master participation agreement with a super-regional bank to purchase up to $20.0 million in loan participations. The underlying loans are to local franchisees of a major international fast food retailer. At December 31, 2019, commercial and industrial loans were $9.1 million, or 1.9% of total loans. Commercial lending products include term and time loans and revolving lines of credit. Commercial and industrial loans and lines of credit are generally made with variable rates of interest. Variable rates are based on either the 30 Day LIBOR rate or the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to a corresponding FHLBB Classic rate, plus a margin. Commercial and industrial loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately held companies with local or regional businesses that operate in our market area. In addition, commercial and industrial loans (excluding loan participations) are generally made only to existing customers having a business or individual deposit account and new borrowers are expected to establish appropriate deposit relationships with us if not already a depositor.

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

At December 31, 2019, our largest commercial and industrial loan (excluding loan participations) was a $896,000 loan and our largest commercial line of credit was $3,000,000, of which $2,990,000 was outstanding at December 31, 2019.

The loan participations purchased in 2017 involve loans to franchisees of an international fast food retailer with multiple locations. At December 31, 2019, these loan participations totaled $4.4 million with an average loan balance per borrower (our portion) of $490,000.  These loans are secured by equipment though the most significant consideration in making these loans is the historical cash flows of the borrower.

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

Consumer Loans. We originate automobile loans, loans secured by passbook or certificate accounts, unsecured personal loans and overdraft loans. We also purchase consumer loans. We expanded our purchases of consumer loans in 2017 to include refinanced student loans and automobile loans. No student loans have been purchased since 2017. We purchased approximately $5.4 million and $7.2 million of automobile loans in 2019 and 2018, respectively. At December 31, 2019, total purchased consumer loans totaled $14.2 million, while the entire consumer loan portfolio totaled $15.6 million, or 3.3% of total loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Bank management assesses the underwriting criteria for each of the entities from which it purchases consumer loans as part of its pre-purchase due diligence process. Refinanced student loans, which totaled $4.8 million at December 31, 2019, were purchased from an on-line lender specializing in the origination and refinancing of such loans. Applicants are screened based on a comprehensive set of underwriting criteria designed to assess “ability to pay”, including minimum FICO scores, monthly free cash flow, maximum leverage ratios and delinquency history. On average, borrowers on refinanced student loans have demonstrated six to seven years of payment history on their existing student loan prior to refinancing. Purchased automobile loans, which totaled $8.6 million at December 31, 2019, are purchased from a local lender specializing in the origination of such loans primarily to undocumented immigrants. In addition to the vehicle collateral, these loans include credit enhancement from the lender. The Bank also purchased in prior years unsecured personal loans from a national on-line lender which have an average FICO score at loan origination of 730. At December 31, 2019, such loans totaled $837,000 and had an average balance of $8,300.

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

Loan Originations, Purchases and Sales. The primary source of loan originations are our in-house loan originators, advertising, and referrals from customers. We also purchase commercial real estate loans or participation interests in commercial real estate loans, commercial and industrial loans, and consumer loans.

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

Loan Originations. The following table sets forth our loan originations (excluding loans originated for sale), purchases and principal repayment activities during the periods indicated.

	Years Ended December 31,
(In thousands)	2019	2018	2017
Total loans at beginning of year	$486,774	$402,658	$335,086
Originations:
Real estate loans:
One- to four-family residential	48,726	88,500	56,229
Commercial	15,013	24,046	28,440
Home equity loans and lines of credit	22,088	14,258	18,224
Construction	22,734	38,335	24,069
Total real estate loan originations	108,561	165,139	126,962
Commercial and industrial loans	861	1,971	863
Consumer loans	575	1,167	301
Total loan originations	109,997	168,277	128,126
Purchases/Participations:
Real estate loans:
One- to four-family residential	—	—	—
Commercial	5,500	7,750	—
Home equity loans and lines of credit	—	—	—
Construction	—	—	—
Total real estate loan purchases/participations	5,500	7,750	—
Commercial and industrial loans	—	1,203	20,381
Consumer loans	5,412	7,227	15,651
Total loan purchases/participations	10,912	16,180	36,032
Other:
Principal repayments	(89,195)	(66,504)	(89,471)
Unadvanced funds on originations	(17,876)	(5,780)	(6,922)
Transfers to held-for-sale	(28,608)	(28,057)	—
Transfer to other real estate owned	—	—	(193)
Total other	(135,679)	(100,341)	(96,586)
Net loan activity	(14,770)	84,116	67,572
Total loans at end of year	$472,004	$486,774	$402,658

We also originate one-to four- family residential mortgage loans for sale in the secondary mortgage market or to other financial institutions. During the years ended December 31, 2019, 2018 and 2017, the Bank originated $913.7 million, $393.3 million, and $398.7 million of such loans, respectively of which 53%, 25% and 28%, respectively, were refinanced loans.

Loan Participations. We look to form relationships with other financial institutions and mitigate risk of our lending activities by participating either as the lead bank or as a participant in various loan transactions. We independently underwrite each loan using underwriting practices that generally do not differ from loans that we originate.

At December 31, 2019, the outstanding balances of loan participations purchased totaled $20.5 million and loan participations sold totaled $5.3 million.

Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory underwriting standards and loan origination procedures established by our board of directors and management. The president and chief executive officer is authorized to grant lending authority to officers and other employees in individual amounts up to $500,000. Delegation of such authority is made after due consideration of the individual’s lending experience, past performance and his or her area of responsibility. Our board of directors has granted loan approval authority to certain executive officers. Loans in excess of $1.0 million must be approved by the loan committee, which is comprised of five members of our board of directors. Loans in excess of $3.0 million must also be approved by the board of directors.

Loans-to-One Borrower Limit. The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20.0% of its capital, which is defined under Massachusetts law as the sum of the Bank’s capital stock, surplus account, and undivided profits. At December 31, 2019, the Bank’s regulatory limit on loans-to-one borrower was $14.5 million. At that date, our largest lending relationship totaled $6.9 million and was secured by commercial real estate properties.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

Mortgage Banking Activities

We originate residential mortgage loans for our portfolio, for sale into the secondary market and for sale to other financial institutions. We generally underwrite our residential mortgage loans to conform to GSE standards. Approximately 95% of the residential real estate loans that we originated in 2019 were sold or designated for sale into the secondary market. We determine whether loans will be held for investment or held for sale at the time of loan commitment. We may subsequently change our intent to hold loans for investment and sell some or all of our ARMs or fixed-rate mortgages as part of our asset/liability management function. Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $1.05 billion and $929.3 million at December 31, 2019 and 2018, respectively. Net gains or losses recognized upon the sale of loans are included in noninterest income. For the years ended December 31, 2019 and 2018, the Bank sold $894.6 million and $383.2 million, respectively, of residential mortgage loans and recognized a net gain on loan origination and sale activities of $18.9 million and $7.5 million, respectively.

Loans sold into the secondary market and to financial institutions are sold on either a servicing retained, or servicing released basis. We retained the servicing on 38% of loans sold during the year ended December 31, 2019.

We also consider the sale of the rights to service blocks of loans from time to time when we do not otherwise have a relationship with the customer. The decision to sell the right to service loans also takes into consideration regulatory capital rules under Basel III which require that a haircut to capital be taken when mortgage servicing rights (“MSRs”) exceed 10% of Tier 1 Capital. In 2019 and 2018, no MSRs were sold.

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

MSRs are recognized as separate assets at fair value when rights are acquired through purchase or through sale of financial assets. We capitalize MSRs at their fair value upon sale of the related loans. Capitalized servicing rights are amortized into mortgage servicing income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. MSRs are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. We measure impairment of our MSRs on a disaggregate basis based on the predominant risk characteristics of the portfolio, and we discount the asset’s estimated future cash flows using a current market rate. We have determined the predominant risk characteristics to be prepayment risk and interest-rate risk. To determine the fair value of MSRs, we estimate the expected future net servicing revenue based on common industry assumptions, as well as on our historical experience.

The following table sets forth activity for our MSRs for the years ended December 31, 2019 and 2018:

(In thousands)	2019	2018
Balance, beginning of year	$7,786	$6,397
Additions through originations	2,979	2,380
Amortization	(1,281)	(983)
Valuation allowance	(928)	(8)
Balance, end of year	$8,556	$7,786
Fair value, end of year	$8,817	$8,554

Changes in interest rates influence a variety of significant assumptions included in the periodic valuation of MSRs, including prepayment speeds, expected returns and potential risks on the servicing asset portfolio, the value of escrow balances and other servicing valuation elements. A decline in interest rates generally increases the propensity for refinancing, reduces the expected duration of the servicing portfolio and therefore reduces the estimated fair value of MSRs. This reduction in fair value can cause a charge to mortgage servicing income. Conversely, an increase in interest rates generally increases the estimated fair value of mortgage servicing rights. Due to the decline in interest rates experienced during 2019, we increased the valuation allowance for MSRs by $920,000. Mortgage servicing income, net of amortization and changes in the valuation allowance, for the years ended December 31, 2019 and 2018 was $394,000 and $1.3 million, respectively.

Asset Quality

Nonperforming Assets. We consider foreclosed assets, loans that are maintained on a nonaccrual basis and loans that are past 90 days or more and still accruing to be nonperforming assets. Loans are generally placed on nonaccrual status when they are classified as impaired or when they become 90 days or more past due. Loans are classified as impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. At the time a loan is placed on nonaccrual status, the accrual of interest ceases and unpaid interest income previously accrued on such loans is reversed against current period interest income. Payments received on a nonaccrual loan are first applied to the outstanding principal balance when collectability of principal is in doubt.

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

The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated.

	At December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans:
Real estate loans:
One-to four-family residential	$2,922	$2,474	$1,976	$1,945	$2,022
Commercial	—	—	—	—	—
Home equity loans and lines of credit	336	407	276	276	30
Commercial and industrial loans	—	—	—	—	16
Consumer loans	—	149	—	—	—
Total nonaccrual loans	3,258	3,030	2,252	2,221	2,068
Delinquent loans (>90 days) accruing interest (1)	—	635	—	—	—
Total non-performing loans	3,258	3,665	2,252	2,221	2,068
Other real estate owned:
One- to four-family residential	—	65	193	—	—
Commercial	—	—	—	—	500
Total other real estate owned	—	65	193	—	500
Total nonperforming assets	$3,258	$3,730	$2,445	$2,221	$2,568
Performing troubled debt restructurings	$2,149	$3,027	$3,383	$3,433	$4,172
Total nonperforming loans to total loans(2)	0.69%	0.75%	0.56%	0.66%	0.72%
Total nonperforming assets to total assets	0.52%	0.61%	0.46%	0.46%	0.67%

(1)	Represents one residential mortgage loan.
(2)	Total loans exclude loans held for sale and include net deferred loan costs and fees, and purchase premiums.

Interest income that would have been recorded for the year ended December 31, 2019 had nonaccruing loans been current according to their original terms amounted to $136,000. Income related to nonaccrual loans included in interest income for the year ended December 31, 2019 amounted to $99,000.

Classified Loans. Federal regulations require us to review and classify assets on a regular basis. In addition, the FDIC and the Massachusetts Commissioner of Banks have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When management classifies an asset as substandard or doubtful a specific allowance for loan losses may be established. If management classifies an asset as loss, an amount equal to 100% of the portion of the asset classified loss is charged to the allowance for loan losses. The regulations also provide for a “special mention” category, described as assets that do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention. We utilize an eight-grade internal loan rating system for commercial real estate, construction, and commercial and industrial loans. See Note 3 to the consolidated financial statements.

The following table shows the aggregate amounts of our regulatory classified loans, consisting of residential real estate, commercial real estate, commercial and industrial loans and consumer loans, at the dates indicated.

	December 31,
	2019	2018
	(In thousands)
Classified assets:
Substandard	$3,678	$2,519
Doubtful	—	149
Loss	—	—
Total classified assets	$3,678	$2,668
Special mention	$5,537	$1,343

Special mention loans totaling $855,000 and $658,000 at December 31, 2019 and 2018, respectively, were on nonaccrual.

The $4.2 million increase in loans classified as special mention in 2019 consisted of a commercial real estate loan secured by a hotel property totaling $2.8 million; a commercial real estate loan secured by a retail building of $649,000; and a participation interest in a commercial and industrial loan to a franchisee of an international food retailer of $753,000.

Other than as disclosed in the above tables, there are no other loans where management has information indicating that there is serious doubt about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	December 31, 2019			December 31, 2018
	30-59 Days	60-89 Days	90 Days or	30-59 Days	60-89 Days	90 Days or
(In thousands)	Past Due	Past Due	More Past Due	Past Due	Past Due	More Past Due
Real estate loans:
One- to four-family residential	$708	$1,233	$1,494	$1,519	$833	$1,042
Commercial	—	—	—	—	—	—
Home equity loans and lines of credit	524	244	—	520	—	407
Construction	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Consumer loans	76	11	—	25	4	—
Total	$1,308	$1,488	$1,494	$2,064	$837	$1,449

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a regular basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) an allocated component related to impaired loans and (2) a general component related to the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Allocated Component. The allocated component of the allowance for loan losses relates to loans that are individually evaluated and determined to be impaired. Residential real estate, commercial real estate, construction and commercial and industrial loans are evaluated for impairment on a loan-by-loan basis. Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan are lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer loans or second mortgages and home equity loans and lines of credit for impairment disclosures, unless such loans are 90 days or more past due or subject to a troubled debt restructuring agreement.

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

At December 31, 2019, our allowance for loan losses was $4.3 million, or 0.90% of total loans and 131.4% of nonperforming loans. At December 31, 2018, our allowance for loan losses was $4.4 million, or 0.91% of total loans and 121.1% of nonperforming loans. Nonperforming loans at December 31, 2019 were $3.3 million, or 0.69% of total loans, compared to $3.7 million, or 0.75% of total loans, at December 31, 2018. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	December 31, 2019			December 31, 2018
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$1,096	25.61%	51.85%	$1,092	24.61%	50.69%
Commercial	1,840	42.99%	26.57%	1,648	37.14%	23.35%
Home equity loans and lines of credit	289	6.75%	8.83%	292	6.58%	8.95%
Construction	692	16.17%	7.52%	765	17.24%	8.66%
Commercial and industrial loans	235	5.49%	1.93%	265	5.97%	4.37%
Consumer loans	128	2.99%	3.30%	375	8.46%	3.98%
Total	$4,280	100.00%	100.00%	$4,437	100.00%	100.00%

Analysis of Loan Loss Experience. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2019	2018
	(Dollars in thousands)
Allowance at beginning of period	$4,437	$3,737
Provision for loan losses	—	762
Charge offs:
Real estate loans:
One- to four-family residential	—	—
Commercial	—	(2)
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	(192)	(119)
Total charge-offs	(192)	(121)

Recoveries:
Real estate loans:
One- to four-family residential	25	41
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	10	18
Total recoveries	35	59
Net charge-offs	(157)	(62)
Allowance at end of period	$4,280	$4,437
Total loans outstanding(1)	$473,411	$488,283
Average loans outstanding	$490,638	$471,849
Allowance for loan losses as a percent of total loans outstanding(1)	0.90%	0.91%
Net charge-offs as a percent of average loans outstanding	0.03%	0.01%
Allowance for loan losses to nonperforming loans	131.37%	121.06%

(1)	Total loans exclude loans held for sale and include net deferred loan costs and fees, and purchase premiums.

Investment Activities

General. The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate interest rate and market risk, to diversify our assets, and to generate a reasonable rate of return on funds within the context of our interest rate and credit risk objectives. Our board of directors is responsible for adopting our investment policy. The investment policy is reviewed annually by the board of directors. Authority to make investments under the approved investment policy guidelines is delegated to our president and chief executive officer and our chief financial officer. All investment transactions are reviewed at the next regularly scheduled meeting of the board of directors. We classify all of our securities as available-for-sale. We do not engage in securities trading activities.

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the FHLBB, certificates of deposit of federally insured institutions, investment grade corporate bonds and marketable equity securities. We also are required to maintain an investment in FHLBB stock. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2019.

Investment Securities. The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2019		2018		2017
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
Debt securities:
U.S. Government-sponsored enterprises	$4,000	$4,012	$3,999	$3,981	$3,999	$4,025
Corporates	1,513	1,528	1,524	1,512	2,005	2,024
Municipals	744	753	1,489	1,507	12,707	12,868
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	35,238	35,410	26,989	26,306	18,729	18,397
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	8,977	8,924	9,094	8,607	14,451	14,061
U.S. Government guaranteed	1,363	1,370	1,796	1,763	2,132	2,126
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,395	1,418	1,642	1,625	1,871	1,878
U.S. Government-guaranteed	4,106	4,088	4,839	4,737	5,760	5,664
Mutual fund	—	—	518	518	545	533
Total securities available-for-sale	$57,336	$57,503	$51,890	$50,556	$62,199	$61,576

The following table sets forth the stated maturities and weighted average yields of investment securities, all of which are classified as available-for-sale, at December 31, 2019. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government- sponsored enterprises	$4,000	2.51%	$—	—	$—	—	$—	—	$4,000	2.51%
Corporates	501	3.89%	1,012	2.49%	—	—	—	—	1,513	2.96%
Municipals(1)	—	—	500	5.38%	244	4.41%	—	—	744	5.05%
Residential mortgage- backed securities:
U.S. Government- sponsored enterprises	—	—	—	—	677	2.90%	34,561	2.81%	35,238	2.82%
Commercial mortgage- backed securities:
U.S. Government- sponsored enterprises	—	—	—	—	8,977	2.08%	—	—	8,977	2.08%
U.S. Government- guaranteed	—	—	—	—	—	—	1,363	2.77%	1,363	2.77%
Collateralized mortgage obligations:
U.S. Government- sponsored enterprises	—	—	—	—	531	2.69%	864	2.84%	1,395	2.76%
U.S. Government- guaranteed	—	—	—	—	—	—	4,106	2.33%	4,106	2.33%
Total securities available-for-sale	$4,501	2.66%	$1,512	3.45%	$10,429	2.22%	$40,894	2.76%	$57,336	2.68%

(1)	Yields for municipal investments are not presented on a tax equivalent basis.

U.S. Government - Sponsored Enterprises. At December 31, 2019, we had U.S. government and agency securities totaling $4.0 million, which constituted 7.0% of our securities portfolio. While these securities may provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Corporate Debt Securities. At December 31, 2019, we had corporate debt securities totaling $1.5 million, which constituted 2.6% of our securities portfolio. All of our corporate debt securities are investment grade and have remaining maturities of less than 5 years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities.

Municipal Securities. At December 31, 2019, we had municipal securities totaling $744,000, which constituted 1.3% of our securities portfolio. All of our current municipal securities have remaining maturities of less than 10 years. These securities generally provide higher yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Mortgage-Backed Securities. At December 31, 2019, we had residential mortgage-backed securities totaling $35.2 million, which constituted 61.5% of our securities portfolio, and commercial mortgage-backed securities totaling $10.3 million, which constituted 18.0% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” pro-rata based on each investor’s respective interest in the security, net of certain costs, including servicing and guarantee fees.  Residential mortgage-backed securities typically are collateralized by pools of one- to four-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. Commercial mortgage-backed securities typically are collateralized by pools of commercial mortgage loans. The issuers of such securities pool and resell the participation interests in the form of securities to investors, such as Envision Bank.  The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a U.S. government agency or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

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

Collateralized Mortgage Obligations. At December 31, 2019, we had collateralized mortgage obligations issued by U.S. government-sponsored enterprises totaling $1.4 million, which constituted 2.4% of our securities portfolio, and collateralized mortgage obligations guaranteed by a U.S. government agency totaling $4.1 million, which constituted 7.2% of our securities portfolio.

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

Other Securities. We held common stock of the FHLBB in connection with our borrowing activities totaling $2.4 million at December 31, 2019. The FHLBB common stock is carried at cost.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. At December 31, 2019, our balance in bank-owned life insurance totaled $8.4 million and was issued by six insurance companies, all of which were rated A- or better by A.M. Best Company.

Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Deposits are attracted from within our market area by sales efforts of our retail, business development and commercial lending officers, advertising (including direct mail), and through our website. We offer a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts, and certificates of deposit. We also utilize brokered deposits to help fund loan growth.

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

Business Banking. We also offer a variety of deposit accounts designed for businesses. Our business banking deposit products include a commercial checking account and checking accounts specifically designed for small businesses. We also offer remote deposit capture products for business customers to meet their online banking needs. Additionally, we offer money market accounts for businesses. We are seeking to increase our commercial deposits through expansion of our commercial loan portfolio and the resulting increase in our base of commercial customers.

Deposits. The following table sets forth the average balances and weighted average rates of our deposit products at the dates indicated.

	For the Years Ended December 31,
	2019			2018			2017
(Dollars in thousands)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Deposit type:
Non-interest bearing demand	$62,314	13.60%	—	$62,350	15.25%	—	$61,871	17.22%	—
NOW	39,197	8.55%	0.49%	42,449	10.38%	0.48%	46,259	12.88%	0.47%
Money market deposits	69,362	15.14%	1.38%	67,817	16.59%	0.99%	56,535	15.74%	0.49%
Regular and other savings	108,483	23.67%	0.52%	103,228	25.25%	0.18%	103,670	28.86%	0.16%
Term certificates	178,901	39.04%	2.02%	132,984	32.53%	1.51%	90,879	25.30%	0.99%
Total	$458,257	100.00%	1.16%	$408,828	100.00%	0.75%	$359,214	100.00%	0.43%

The Bank began to utilize brokered deposits in 2017. The average balance of brokered money market deposits was $9.9 million in 2019 and $9.8 million in 2018. The average balance of brokered certificates of deposit was $64.5 million in 2019 and $30.8 million in 2018.

The following table sets forth our term certificates classified by interest rate as of the dates indicated.

	At December 31,
(Dollars in thousands)	2019	2018	2017
0.00% - 1.00%	$20,518	$29,330	$41,695
1.01 - 2.00%	78,583	57,582	51,454
2.01 - 3.00%	87,997	68,813	267
3.01 - 4.00%	725	2,305	—
Total	$187,823	$158,030	$93,416

The following table sets forth the amount and maturities of our term certificates by interest rate at December 31, 2019.

	Amount Due
(Dollars in thousands)	Less than One Year	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Four Years	More than Four Years	Total	% of Total Certificate Accounts
0.00 - 1.00%	$16,142	$2,431	$1,371	$464	$110	$20,518	11%
1.01 - 2.00%	63,722	6,220	6,830	1,280	531	78,583	42%
2.01 - 3.00%	60,399	10,189	17,409	—	—	87,997	47%
3.01 - 4.00%	725	—	—	—	—	725	0%
Total	$140,988	$18,840	$25,610	$1,744	$641	$187,823	100%

As of December 31, 2019, the aggregate amount of our term certificates in amounts greater than or equal to $100,000 was $53.4 million. The following table sets forth the maturity of these certificates as of December 31, 2019.

(In thousands) Maturity Period	Amount
Three months or less	$15,424
Over three through six months	18,891
Over six through twelve months	10,190
Over twelve months	8,944
Total	$53,449

Borrowings. We may utilize advances from the FHLBB to supplement our supply of investable funds. The FHLBB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLBB and are authorized to apply for advances on the security of such stock and certain of our residential and commercial real estate loans. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLBB’s assessment of the institution’s creditworthiness. At December 31, 2019 and December 31, 2018, we had $44.4 million and $89.0 million, respectively, in outstanding advances from the FHLBB. At December 31, 2019 and December 31, 2018, based on available collateral and our ownership of FHLBB stock, and based upon our internal policy, we had access to additional FHLBB advances of up to $136.5 million and $90.3 million, respectively. We also have a $4.2 million available line of credit with FHLBB and a $7.5 million available line of credit with a correspondent bank at December 31, 2019. We had no borrowings outstanding under either of these lines of credit at December 31, 2019 and 2018. Advances from the FHLBB are secured by a blanket pledge agreement on the Bank’s qualified collateral, defined principally as 75% of the carrying value of pledged first mortgage loans on owner-occupied residential property and 65% on pledged commercial real estate loans.

The following table sets forth information concerning balances and interest rates on our short-term FHLBB borrowings at the dates and for the periods indicated.

	At or for the Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Balance outstanding at end of period	$19,822	$82,684	$64,739
Average amount outstanding during the period	$73,551	$63,552	$34,656
Maximum outstanding at any month end	$128,283	$108,819	$64,739
Weighted average interest rate during the period	2.36%	2.11%	1.31%
Weighted average interest rate at end of period	1.85%	2.55%	1.59%

Personnel

As of December 31, 2019, we had 217 total employees, including 205 full-time and 12 part-time employees, none of whom is represented by a collective bargaining unit. We believe we have a good standing relationship with our employees.

Subsidiaries

Envision Bank has four wholly-owned subsidiaries. Cabot Security Corporation is a Massachusetts securities corporation formed to hold certain of our investment securities for tax purposes. Randolph Investment Company, Inc. is a Massachusetts

corporation formed to hold certain real estate owned. First Eastern Mortgage Corporation is an inactive Massachusetts corporation. Prime Title Services, Inc. is a Massachusetts corporation that provides mortgage loan closing services.

Supervision and Regulation

General

Envision Bank is a Massachusetts stock savings bank and is the wholly-owned subsidiary of Randolph Bancorp, Inc., a Massachusetts corporation, which is a registered bank holding company. Envision Bank’s deposits are insured up to applicable limits by the FDIC and by the Depositors Insurance Fund established by the Massachusetts General Laws for amounts in excess of the FDIC insurance limits. Envision Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency and state regulator, and by the FDIC, as its federal regulator and deposit insurer. Envision Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition. Envision Bank must also obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. Envision Bank must comply with consumer protection regulations issued by the Consumer Financial Protection Bureau (the “CFPB”). Envision Bank is a member of and owns stock in the FHLBB.

As a bank holding company, Randolph Bancorp, Inc. is subject to examination and supervision by, and is required to file certain reports with, the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Randolph Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission (the “SEC”) under the federal securities laws.

The federal and state regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of other creditors or shareholders. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets, and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the Massachusetts Commissioner of Banks, the CFPB, the FDIC, the Federal Reserve, or the United States Congress, could have a material adverse impact on the financial condition and results of operations of Randolph Bancorp, Inc. and Envision Bank.

Set forth below are certain material regulatory requirements that are applicable to Randolph Bancorp, Inc. and Envision Bank. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Randolph Bancorp, Inc. and Envision Bank.

Holding Company Regulation

General. Randolph Bancorp, Inc. is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHCA”). As such, Randolph Bancorp, Inc. is registered with the Federal Reserve and subject to regulations, examinations, supervision, and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve has enforcement authority over Randolph Bancorp, Inc. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to Randolph Bancorp, Inc.’s subsidiary insured depository institution.

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

Acquisition of Control. The BHCA provides that no company may directly or indirectly acquire control of a bank without the prior approval of the Federal Reserve. Any company that acquires control of a bank becomes a “bank holding company” subject to registration, examination, and regulation by the Federal Reserve. Pursuant to federal regulations, the term “company” is defined to include banks, corporations, partnerships, associations, and certain trusts and other entities, and a company has “control” of a bank or other company if the company owns, controls, or holds with power to vote 25.0% or more of any class of voting stock of the bank or other company, controls in any manner the election of a majority of the directors of the bank or other company, or if the Federal Reserve determines, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or other company. In addition, a bank holding company must obtain Federal Reserve approval prior to merging with another bank holding company or acquiring securities of a bank or bank holding company if, after such acquisition, the bank holding company would control more than 5.0% of any class of voting stock of the bank or bank holding company.

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

Under the Federal Change in Bank Control Act, no person, directly or indirectly or acting in concert with one or more other persons, may acquire control of an insured depository institution or a depository institution holding company unless the appropriate federal banking agency has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition. The Federal Reserve is the appropriate federal banking agency with respect to an acquisition of control of a bank holding company. Acquisitions subject to approval under the BHCA are exempt from the prior notice requirement. “Control,” as defined under the Change in Bank Control Act and as implemented by the Federal Reserve with respect to bank holding companies, means the power to directly or indirectly direct the management or policies of a bank holding company or to vote 25.0% or more of any class of voting securities of the bank holding company. Acquisition of more than 10.0% of any class of a bank holding company’s voting stock is subject to a rebuttable presumption of control by the Federal Reserve if the bank holding company has registered securities under section 12 of the Exchange Act or if no other person will own, control, or hold the power to vote a greater percentage of that class of voting stock immediately after the acquisition. There are also rebuttable presumptions in the regulations concerning whether a group is “acting in concert,” including presumed concerted action among members of an “immediate family.” Accordingly, the filing of a notice with the Federal Reserve would be required before any person or group of persons acting in concert could acquire 10.0% or more of the common stock of Randolph Bancorp, Inc., unless the person or group of persons files a rebuttal of control that is accepted by the Federal Reserve.

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

Capital. Upon reaching $3 billion in total consolidated assets, Randolph Bancorp, Inc. would become subject to the Federal Reserve’s capital adequacy regulations for bank holding companies (on a consolidated basis). Subject to certain exceptions, including an exception for bank holding companies with less than $1 billion of assets, regulations enacted by the Federal Reserve subject bank holding companies to regulatory capital requirements that are the same as or more stringent than the capital requirements applicable to Envision Bank. These capital requirements include provisions that, when applicable, might limit the ability of Randolph Bancorp, Inc. to pay dividends to its shareholders or repurchase its shares. See “—Federal Banking Regulation—Capital Requirements.” Randolph Bancorp, Inc. is not subject to these capital requirements as its total consolidated assets are below $3 billion, and we believe it otherwise meets the requirements of the Federal Reserve’s small bank holding company policy statement, including certain qualitative requirements with respect to nonbanking activities, off-balance sheet activities, and publicly-registered debt and equity. The small bank holding company policy statement generally facilitates the transfer of ownership of small community banks by allowing their holding companies to operate with higher levels of debt than would otherwise be permitted.

Source of Strength. Under federal law, a bank holding company must act as a source of financial and managerial strength to its depository institution subsidiaries. As a result, Randolph Bancorp, Inc. is expected to commit resources to support Envision Bank, including at times when Randolph Bancorp, Inc. may not be in a financial position to provide such resources.

Dividends and Repurchases. A bank holding company is generally required to give the Federal Reserve prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10.0% or more of the company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. The Federal Reserve has adopted an exception to that approval requirement for well capitalized bank holding companies that meet certain other conditions.

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

Massachusetts Holding Company Regulation. Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. The term “company” is defined by the Massachusetts banking laws similarly to the definition of “company” under the BHCA. Each Massachusetts bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5.0% of the voting stock of another banking institution; (ii) must register and file reports with the Massachusetts Commissioner of Banks; and (iii) is subject to examination by the Massachusetts Commissioner of Banks. There is an exemption from the requirement to obtain Board of Bank Incorporation approval for certain transactions involving a merger or consolidation subject to approval by the Massachusetts Commissioner of Banks.

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

Capital Requirements. The FDIC currently requires federally insured state-chartered banks that are not members of the Federal Reserve System, or state non-member banks, to meet minimum capital standards: a 4.5% Tier 1 common equity to risk-weighted assets ratio, a 6.0% Tier 1 equity to risk weighted assets ratio, an 8.0% total capital to risk-weighted assets ratio and a leverage ratio of 4.0%. Additionally, subject to a transition schedule that ended in 2019, the FDIC’s capital rules require Envision Bank to establish a capital conservation buffer of Tier I common equity in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.50% of total risk-weighted assets at December 31, 2019, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. If Randolph Bancorp, Inc. becomes subject to the Federal Reserve’s capital adequacy rules for bank holding companies, then Randolph Bancorp, Inc. would also become subject to a similar capital conservation buffer requirement that could restrict its ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1, Tier 1, and total risk-based capital, respectively, by risk-weighted assets. On- and off-balance exposures are assigned to various risk-weight categories based primarily on relative risk.

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

Dividends. A state non-member bank may not make a capital distribution that would reduce its regulatory capital below the amount required by the FDIC’s regulatory capital regulations or for the liquidation account established in connection with its conversion to stock form. In addition, Envision Bank’s ability to pay dividends may be limited if Envision Bank does not have the capital conservation buffer required by the capital rules, which may limit the ability of Randolph Bancorp, Inc. to pay dividends to its shareholders. See “—Capital Requirements.”

Community Reinvestment Act and Fair Lending Laws. All institutions have a responsibility under the Community Reinvestment Act (the “CRA”) and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a state non-member bank, the FDIC is required to assess the institution’s record of compliance with the CRA. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. The CRA requires all institutions insured by the FDIC to publicly disclose their rating. Envision Bank received a “Satisfactory” CRA rating in its most recent federal examination.

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

Envision Bank’s authority to extend credit to its directors, executive officers, and 10.0% or greater shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. Under federal law, an extension of credit to an insider includes credit exposure arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction, or securities borrowing transaction. Among other things, these provisions generally require that extensions of credit to such insiders:

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

Additionally, federal law requires asset sale transactions with insiders to be on market terms, and if the transaction represents more than 10.0% of the capital and surplus of Envision Bank, it must be approved by a majority of the disinterested directors of Envision Bank.

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

Interstate Banking and Branching. Federal law permits well capitalized and well managed bank holding companies to acquire banks in any state, subject to Federal Reserve approval, certain concentration limits and other specified conditions. In addition, banks are permitted, subject to regulatory approval, to acquire other banks in any state, provided that certain deposit concentration limits and other conditions are satisfied, and to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for banks chartered by the host state.

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

Community Bank Leverage Ratio. Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Growth Act”), which was enacted on May 24, 2018, directs the federal banking agencies to establish a community bank leverage ratio of tangible capital to average total consolidated assets of not less than 8% or more than 10%. In September 2019, the federal banking agencies adopted a final rule to implement Section 201 of the Growth Act, effective January 1, 2020, establishing a community bank leverage ratio framework for community banking organizations having total consolidated assets of less than $10 billion, having a leverage ratio of greater than 9%, and satisfying other criteria, such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. A community banking organization that qualifies for and elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The final rule includes a two-quarter grace period during which a qualifying banking organization that temporarily fails to meet any of the qualifying criteria, including the greater than 9% leverage ratio requirement, generally would still be deemed well-capitalized so long as the banking organization maintains a leverage ratio greater than 8%. At the end of the grace period, the banking organization must meet all qualifying criteria to remain in the community bank leverage ratio framework or otherwise must comply with and report under the generally applicable rule.

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

The Federal Deposit Insurance Act (“FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to take steps as may be necessary to cause the ratio of deposit insurance reserves to estimated insured deposits - the designated reserve ratio - to reach 1.35% by September 30, 2020, and it mandates that the reserve ratio designated by the FDIC for any year may not be less than 1.35%. Further, the Dodd-Frank Act requires that, in setting assessments, the FDIC offset the effect of the increase in the minimum reserve ratio from 1.15% to 1.35% on banks with less than $10 billion in assets.

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

On September 30, 2018, the Deposit Insurance Fund Reserve Ratio reached 1.36%. Because the reserve ratio has exceeded 1.35% small banks, such as Envision Bank, received credits to offset the portion of their assessments that help to raise the reserve ratio from 1.15% to 1.35%. The FDIC notified eligible institutions of their credit amount in January 2019. The credits were first applied on the September 2019 assessment invoice (for the second quarter of 2019), when the reserve ratio first reached or exceeded 1.38%. Credits will be applied so long as the reserve ratio is at or above 1.35%. After applying the credits for four quarters, the FDIC will remit to such banks the value of any remaining credits on the next assessment invoice, so long as the reserve ratio remains at least 1.35%. The credit amount applied cannot exceed the institution’s quarterly assessment amount due.

Deposit insurance premiums are based on assets. To determine its deposit insurance premium, Envision Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate. On April 26, 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. The rule utilizes the CAMELS rating system, which is a supervisory rating system designed to take into account and reflect all financial and operational risks a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk. Under the final rule each of seven financial ratios and a weighted average of CAMELS component ratings will be multiplied by a corresponding pricing multiplier. The sum of these products will be added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures that are similar to the factors that the FDIC previously considered in assigning institutions to risk categories, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets, and considerations related to asset quality. Assessments for established small banks with a CAMELS rating of 1 or 2 range from 1.5 to 16 basis points, after adjustments, while assessment rates for established small banks with a CAMELS composite rating of 4 or 5 range from 11 to 30 basis points, after adjustments. Assessments for established small banks with a CAMELS rating of 3 range from 3 to 30 basis points.

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

Federal Home Loan Bank System. Envision Bank is a member of the FHLBB, which is one of the 12 regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank, Envision Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2019, Envision Bank was in compliance with this requirement. Based on redemption provisions of the Federal Home Loan Bank, the stock has no quoted market value and is carried at cost. Envision Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank stock. As of December 31, 2019, no impairment has been recognized.

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

Insurance Sales. A Massachusetts savings bank may engage in insurance sales activities if the Massachusetts Commissioner of Banks has approved a plan of operation for insurance activities and the bank obtains a license from the Massachusetts Division of Insurance. A bank may be licensed directly or indirectly through an affiliate or a subsidiary corporation established for this purpose. Envision Bank does not currently sell or refer insurance products.

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

Regulatory Enforcement Authority. Any Massachusetts savings bank that does not operate in accordance with the regulations, policies, and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in an unsafe or unsound manner or contrary to the depositors interests, or been negligent in the performance of their duties. Upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. The Massachusetts Commissioner of Banks also has authority to take possession of a bank and appoint a liquidating agent under certain conditions, such as an unsafe and unsound condition to transact business, the conduct of business in an unsafe or unauthorized manner, or impaired capital. In addition, Massachusetts consumer protection and civil rights statutes applicable to Envision Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

Depositors Insurance Fund. The Depositors Insurance Fund is a private, industry-sponsored insurance fund which insures bank deposits in excess of federal deposit insurance coverage at Massachusetts-chartered savings banks. The Depositors Insurance

Fund is authorized to charge savings banks an annual assessment fee on deposit balances in excess of amounts insured by the FDIC. Assessment rates are based on the institution’s risk category, similar to the method currently used to determine assessments by the FDIC discussed above under “—Federal Banking Regulation—Insurance of Deposit Accounts.”

Protection of Personal Information. Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements are similar to those of federal laws, such as the Gramm-Leach-Bliley Act, that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

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

Federal Securities Laws

Our common stock is registered with the SEC under the Exchange Act. As a result of such registration, we are subject to the periodic reporting, proxy solicitation, insider trading restrictions, and other requirements of the Exchange Act.

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

We achieved net income of $3.4 million for the year ended December 31, 2019, but experienced losses in four of the five previous fiscal years. Our ability to achieve future profitability depends upon a number of factors, including our ability to successfully implement our strategic plan, our ability to achieve improved operating efficiency, our ability to manage nonperforming and classified assets, general economic conditions, competition with other financial institutions, changes to the interest rate environment that may reduce our profit margins or impair our business strategy, adverse changes in the securities markets, changes in laws or government regulations, changes in consumer spending, borrowing, or saving, and changes in accounting policies, as well as other risks and uncertainties described in this “Risk Factors” section. Because of the numerous risks and uncertainties associated with our business, we are unable to predict the extent of our future profitability.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2019, one- to four-family residential loans comprised $244.7 million, or 51.8%, of our total loan portfolio, and home equity loans and lines of credit comprised $41.7 million, or 8.8%, of our total loan portfolio. One- to four-family residential mortgage lending, whether owner occupied or non-owner occupied, is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

We are focused on growing our loan portfolio. Commercial real estate, commercial and industrial, and construction loans generally carry greater credit risk than loans secured by owner occupied one- to four-family real estate, and these risks will increase if we succeed in our plan to increase these types of loans.

At December 31, 2019, $170.0 million, or 36.0%, of our loan portfolio consisted of commercial real estate, commercial and industrial and construction loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate loans, commercial and industrial loans, and construction loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. Also, many of our borrowers or related groups of borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. These loans also have greater credit risk than residential real estate for the following reasons:

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

Our loan portfolio at December 31, 2019 totaled $472.0 million an increase of $136.9 million, or 41%, since December 31, 2016. It is difficult to assess the future performance of these loans added to our portfolio during this three-year period because our relatively limited experience with such loans does not provide us with a significant payment history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings and capital could decrease.

At December 31, 2019, our allowance for loan losses totaled $4.3 million, which represented 0.90% of total loans and 131.4% of our non-performing loans. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which could materially affect our operating results.

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

The building of market share through de novo branching and expansion of our lending capacity could cause our expenses to increase faster than revenues.

We intend to continue to build market share through de novo branching and the expansion of our lending capacity. There can be considerable costs involved in opening branches and expanding our lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, our business expansion may not be successful after establishment.
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

Our wholesale funding sources may prove insufficient to replace retail deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to retail deposits and funds from the repayments and maturities of loans and investments. As we continue to grow, we may become more dependent on these sources, which include FHLBB advances, brokered deposits, listing service deposits, and proceeds from the sale of loans. At December 31, 2019, we had $44.4 million of FHLBB advances outstanding with an additional $136.5 million available borrowing capacity, and $7.5 million of available borrowing capacity under a line of credit with a correspondent bank. Brokered deposits as of December 31, 2019 totaled $90.9 million. If we were no longer considered to be “well capitalized,” as defined by applicable federal regulations, it would materially restrict our ability to acquire and retain brokered deposits in the future and could reduce the maximum borrowing limits we currently have available through the FHLBB and the Federal Reserve Bank of Boston. Additionally, adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Changes in interest rates may adversely impact our financial condition and results of operations.

Like all banking institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Changes in the general level of interest rates as well as the relative changes in both short and long-term rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions, and other factors beyond our control.

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

We sell in the secondary market and to other financial institutions longer term, conforming and non-conforming fixed-rate and, to a lesser extent, ARMs that we originate, which provides a significant portion of our noninterest income in the form of gains on the sale of mortgage loans. We also earn revenue from fees we receive for servicing mortgage loans. As a result of our mortgage servicing business, we have a sizeable portfolio of MSRs which represent the right to service a mortgage loan – collect principal, interest, and escrow amounts – for a fee. We acquire MSRs when we keep the servicing rights after we sell the loans we have originated.

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

In addition, our results of operations are affected by the amount of non-interest expenses associated with mortgage banking activities, such as salaries and employee benefits (including commissions), occupancy, equipment and data processing expense, and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

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

Our non-interest expenses totaled $36.0 million and $31.7 million for the years ended December 31, 2019 and 2018, respectively. We continue to analyze our expenses and seek to achieve efficiencies where available. Although we strive to generate increases in both net interest income and non-interest income, our efficiency ratio remains high. Our efficiency ratio totaled 91.0% and 104.3% for the years ended December 31, 2019 and 2018, respectively. Failure to control or maintain our expenses could hurt future profitability.

Changes in the valuation of our securities portfolio could adversely affect us.

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

We are subject to capital requirements that require bank holding companies and their bank subsidiaries to maintain substantially higher levels of capital as a percentage of their assets, with a greater emphasis on common equity as opposed to other components of capital. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit our business activities, including lending, and our ability to expand. It could also result in our being required to take steps to increase our regulatory capital and may dilute shareholder value or limit our ability to pay dividends or otherwise return capital to our investors through stock repurchases.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions.  The CFPB, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations.  A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines.  Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.  Such actions could have a material adverse effect on our business, financial condition and results of operations.

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

Our business may be adversely affected if we fail to adapt our products and services to evolving industry standards and consumer preferences.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The widespread adoption of new technologies, including internet services, cryptocurrencies and payment systems, could require substantial expenditures to modify or adapt our existing products and services as we grow and develop our internet banking and mobile banking channel strategies in addition to remote connectivity solutions. We might not be successful in developing or introducing new products and services, integrating new products or services into our existing offerings, responding or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining loyal customers.

Climate change, severe weather, natural disasters, acts of terrorism and other external events could harm our business.

Natural disasters including severe weather events of increasing strength and frequency due to climate change can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, or pandemics could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

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

Our employee stock ownership plan purchased 8.0% of the total shares of common stock sold in the initial public offering, with funds borrowed from Randolph Bancorp, Inc. We record annual employee stock ownership plan expense in an amount equal to the fair value of shares of common stock committed to be released to employees. If shares of common stock appreciate in value over time, compensation expense relating to the employee stock ownership plan will increase.

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

In addition, state corporate law and federal banking regulations place limitations on the acquisition of certain percentages of our common stock and impose restrictions on these significant shareholders.

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

We may not be able to successfully implement our strategic plan.

Our growth is essential to improving our profitability, and we expect to continue to incur expenses related to the implementation of our strategic plan, including hiring initiatives and the opening of new branches to increase deposit growth. We may not be able to successfully implement our strategic plan, or do so in the timeframe that we expect, and therefore may not be able to increase profitability in the timeframe that we expect or at all, and could experience a decrease in profitability.

The successful implementation of our strategic plan will require, among other things that we attract new customers that currently bank at other financial institutions in our market area or adjacent markets. In addition, our ability to successfully grow will depend on several factors, including continued favorable market conditions, the competitive responses from other financial institutions in our market area, our ability to attract and retain experienced lenders, and our ability to maintain high asset quality as we increase our loan portfolio. While we believe we have the management resources and internal systems in place to successfully manage our future growth, growth opportunities may not be available and we may not be successful in implementing our business strategy. Further, it will take time to implement our business strategy, especially for our lenders to originate enough loans and for our branch network to attract enough favorably priced deposits to generate the revenue needed to offset the associated expenses. Our strategic plan, even if successfully implemented, may not ultimately produce positive results.

Environmental liability associated with commercial lending could result in losses.

In the course of business, we may acquire, through foreclosure or other similar proceedings, properties securing loans we have originated that are in default. Particularly in commercial real estate lending, there is a risk that material environmental violations could be discovered at these properties. In this event, we might be required to remedy these violations at the affected properties at our sole cost and expense. The cost of this remedial action could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties as a result of their condition. These events could have an adverse effect on our business, results of operations and financial condition.

We use significant assumptions and estimates in our financial models to determine the fair value of certain assets, including MSRs, origination commitments and loans held for sale. If our assumptions or estimates are incorrect, that may have a negative impact on the fair value of such assets and adversely affect our earnings.

We use internal and third-party financial models that utilize market data to value certain assets, including mortgage servicing rights when they are initially acquired and on a quarterly basis thereafter. The methodology used to estimate these values is complex and uses asset-specific collateral data and market inputs for interest and discount rates and liquidity dates. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. If prepayment speeds increase more than estimated, or if delinquency or default levels are higher than anticipated, we may be required to write down the value of certain assets, which could adversely affect our earnings. Prepayment speeds are significantly impacted by fluctuations in interest rates and are therefore difficult to predict. During periods of declining interest rates, prepayment speeds increase resulting in a decrease in the fair value of the MSRs. In addition, there can be no assurance that, even if our models are correct, these assets could be sold for our carrying value should we choose or be forced to sell them in the open market.

If we are required to repurchase mortgage loans that we have previously sold, it could negatively affect our earnings.

In connection with selling residential mortgage loans in the secondary market, our agreements with investors contain standard representations and warranties and early payment default clauses that could require us to repurchase mortgage loans sold to these investors or reimburse the investors for losses incurred on loans in the event of borrower default within a defined period after origination or, in the event of breaches of contractual representations or warranties made at the time of sale that are not remedied within a defined period after we receive notice of such breaches, or refund the profit received from the sale of a loan to an investor if the borrower pays off the loan within a defined period after origination. If we are required to repurchase mortgage loans or provide indemnification or other recourse, this could significantly increase our costs and thereby affect our future earnings.

Hedging against interest rate exposure may adversely affect our earnings.

We employ techniques that limit, or “hedge,” the adverse effects of rising interest rates on our loans held for sale and commitments to fund residential mortgage loans at specified rates under certain terms and conditions. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. These techniques may include purchasing or selling futures contracts, or entering into commitments with investors to sell loans. There are, however, no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not occur. Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	Available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•	The duration of the hedge may not match the duration of the related liability;
•	The party owing money in the hedging transaction may default on its obligation to pay;
•	The credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•	The value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value; and/or
•	Downward adjustments, or “mark-to-market losses,” would reduce our stockholders’ equity.

We may be unable to attract and retain highly qualified employees.

Our success depends on the talent and ability of our employees. Competition for the best people can be intense, and we may not be able to hire or retain the employees that we depend upon for success, or the employees that we do hire may be restricted for a period of time in the activities that they may perform for us as a result of agreements with their previous employers. The unexpected loss of services of one or more of our key employees could jeopardize our relationships with our clients and lead to the loss of client accounts and relationships, causing an adverse impact on our business, due to the loss of employee skills, institutional knowledge, and client relationships. Frequently, we compete in the market for talent with entities that are not subject to comprehensive regulation, including with respect to the structure of incentive compensation. Our inability to attract new employees and retain and motivate our existing employees could adversely impact our business.

Difficulty integrating new executives could have an adverse effect on our business.

We are currently undergoing significant changes in executive leadership. Changes to strategic or operating goals, which can occur with the appointment of new executives, can create uncertainty, and may ultimately be unsuccessful. In addition, executive leadership transition periods, including adding new personnel, could be difficult as new executives gain an understanding of our business and strategy. Difficulty integrating new executives or the loss of key individuals could limit our ability to successfully execute our business strategy and could have an adverse effect on our overall financial condition.

Uncertainty about the future of LIBOR may adversely affect our business.

LIBOR is used extensively in the United States as a benchmark for various commercial and financial contracts, including funding sources, adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which will stop reporting such information after 2021. It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or may have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which of those instruments may remain outstanding or be renegotiated if LIBOR ceases to exist. The uncertainty regarding the future of LIBOR as well as the transition from LIBOR to another benchmark rate or rates could have adverse impacts on our funding costs or net interest margins, as well as any floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect our financial condition and results of operations.

We may need to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by our regulators to maintain adequate levels of capital to support our operations, which may result in our need to raise additional capital to support continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we may not be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by the Massachusetts Commissioner of Banks, the FDIC or the Federal Reserve, we may be subject to adverse regulatory action.

If we raise capital through the issuance of additional of common stock or other securities, it would dilute the ownership interests of existing shareholder and may dilute the per share value of our common stock. New investors may also have rights, preferences and privileges senior to our current shareholders.

Changes in accounting standards could affect reported earnings.

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, or “FASB,” the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

Of the newly issued guidance, the most significant to us is the FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326), commonly referred to as “CECL,” which introduces new guidance for the accounting for credit losses on instruments within its scope. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. It also modifies the impairment model for debt securities available for sale and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The impact of this update will be dependent on the portfolio composition, credit quality and economic conditions at the time of adoption. We are required to implement the CECL methodology by 2023.

Changes in tax laws and regulations and differences in interpretation of tax laws and regulations may adversely impact our financial statements.

From time to time, local, state or federal tax authorities change tax laws and regulations, which may result in a decrease or increase to our deferred tax asset. Local, state or federal tax authorities may interpret laws and regulations differently than we do and challenge tax positions that we have taken on tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest, penalties, or litigation costs that could have a material adverse effect on our results.

Securities issued by us, including our common stock, are not FDIC insured.

Securities issued by us, including our common stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC, or any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of principal.

We are an emerging growth company, and if we elect to comply only with the reduced reporting and disclosure requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive if we choose to rely on these exemptions.

As an emerging growth company, we also will not be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest to the effectiveness of our internal control over financial reporting. We could be an emerging growth company for up to five years following the completion of our initial public offering in 2016. We will cease to be an emerging growth company upon the earliest of: (1) the end of the fiscal year following the fifth anniversary of this offering; (2) the first fiscal year after our annual gross revenues exceed $1.0 billion or more; (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (4) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property.

The following table sets forth information with respect to our banking and other offices, including the expiration date of leases with respect to leased facilities.

Office Name	Leased or Owned	Year Acquired or Leased	Month of Lease Expiration
Banking Offices:
129 North Main Street Randolph, MA 02368	Owned	1976	N/A
50 South Franklin Street Holbrook, MA 02343	Owned	1997	N/A
497 Washington Street Stoughton, MA 02072	Owned	2017	N/A
87 Sharon Street Stoughton, MA 02072	Leased	1995	March 2025
1 Rockdale Street Braintree, MA 02184	Leased	2018	April 2023

Loan Production Offices:
225 Water Street, Suite B-126 Plymouth, MA 02360	Leased	2015	Tenant at-will
20 Main Street Leominster, MA 01453	Leased	1993	February 2021
303 Wyman Street, Suite 275 Waltham, MA 02451	Leased	2019	July 2022
875 State Road Westport, MA 02790	Leased	2007	December 2021
167 South River Road, Unit 1 Bedford, NH 03110	Leased	2008	Tenant at-will
276 Turnpike Road Route 9 East, Westborough, MA 01581	Leased	2018	October 2021
1053 Riverdale St. Suite E, West Springfield, MA 01090	Leased	2018	January 2024
2400 Boston Road Unit 4, Wilbraham, MA 01095	Leased	2018	December 2021
184 Northhampton Street Unit 304, Easthampton, MA 01027	Leased	2019	February 2021

Administrative Offices/Lending Centers:
300 Brickstone Square, Andover, MA 01810	Leased	2017	March 2023
999 South Washington Street North Attleboro, MA 02760	Leased	2014	February 2022
10 Cabot Place Stoughton, MA 02072	Leased	2016	January 2021

Item 3. Legal Proceedings.

(a)	We are not currently a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations, or cash flows.
(b)	Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Randolph Bancorp, Inc.’s common stock trades on the NASDAQ Global Market under the symbol RNDB.

Holders

At February 29, 2020, there were approximately 225 holders of record of the Randolph Bancorp, Inc.’s common stock. We believe the number of beneficial owners of our common stock is greater than the number of record holders as a large amount of our common stock is held of record through brokerage firms in “street name”.

Dividends

At the present time, we do not pay cash dividends. Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. We may also be limited in the payment of dividends under statutory and regulatory provisions. See “Risks Factors—We are subject to capital and liquidity standards that require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has been historically the case,” “Business—Supervision and Regulation—Holding Company Regulation—Capital,” “—Holding Company Regulation—Dividends and Repurchases,” “—Federal Banking Regulation—Capital Requirements,” “—Federal Banking Regulation—Dividends,” and “—Massachusetts Banking Laws and Supervision—Dividends.”

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2019 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance. Additional information regarding stock-based compensation plans is presented in Note 12 of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

	Number of Securities to be Issued Upon Exercise of Outstanding Option, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Share-Based Compensation Plans
Equity Compensation Plans Approved by Security Holders	360,207	$14.82	226,665
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	360,207	$14.82	226,665

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table sets forth information with respect to any purchases by or on behalf of the Company during the indicated periods under the stock repurchase program originally announced on September 15, 2017. Under the repurchase program, the Company may purchase up to 586,854 shares of its common stock, or approximately 10% of its outstanding shares at the time the program was announced. This program may be suspended or terminated at any time without prior notice and it is currently set to expire on September 14, 2020. The timing of purchases will depend on certain factors, including but not limited to, market condition and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2019 – October 31, 2019	33,300	$14.84	33,300	204,754
November 1, 2019 – November 30, 2019	7,457	$15.27	7,457	197,297
December 1, 2019 – December 31, 2019	79,339	$17.00	79,339	117,958
	120,096	$16.29	120,096	117,958

Through December 31, 2019, the average price paid per share in connection with the stock repurchase program was $15.42.

Item 6. Selected Financial Data.

Not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help readers understand the financial performance of Randolph Bancorp, Inc. and its subsidiary through a discussion of the factors affecting its financial condition at December 31, 2019 and December 31, 2018, and their results of operations for the years then ended. This section should be read in conjunction with the consolidated financial statements of Randolph Bancorp, Inc. and notes thereto that appear elsewhere in this report.

Overview

Our results of operations depend primarily on net interest income and net gains on loan origination and sale activities. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. Our interest-earning assets consist primarily of residential mortgage loans, commercial real estate loans, commercial and industrial loans, home equity loans and lines of credit, construction loans, consumer loans and investment securities. Interest-bearing liabilities consist primarily of deposit accounts, including brokered deposits, and borrowings from the FHLBB. Net gains on loan origination and sale activities result from the origination of loan commitments to customers and the ultimate sale of the related residential mortgage loans in either the secondary mortgage market or to other financial institutions. Our results of operations also depend on mortgage servicing fees which we earn by servicing mortgages for third parties but which also include valuation adjustments whenever the fair value of MSRs is less than their amortized cost. Such adjustments are affected by a variety of factors including both actual and projected loan prepayment speeds that are sensitive to prevailing mortgage interest rates.

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

The Jumpstart Our Business Startups Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. Our status as an emerging growth company is scheduled to end on December 31, 2021 provided that no disqualifying conditions have previously been triggered.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover incurred losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance for loan losses when management believes the loan is uncollectable. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as either additional information becomes available or circumstances change. The allowance for loan losses is allocated to loan types using both a formula-based approach applied to groups of loans (general component) and an analysis of certain individual loans for impairment (allocated component). Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the Massachusetts Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments using information available to them at the time of their examination. See Notes 1 and 3 to our consolidated financial statements included in this report.

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

In 2014, we established a 100% valuation allowance for our net deferred tax assets after completing an assessment of our recent operating results, including significant non-recurring items, and projected operating results. This assessment led us to conclude that it was more likely than not that we would be unable to realize our deferred tax assets. In performing subsequent assessments through

2018, management concluded that no significant changes in the key factors affecting the realizability of our deferred tax assets had occurred and that a valuation allowance for all deferred tax assets should be maintained. After incurring losses in four of the five previous years, the Company had net income of $3.4 million in 2019. In performing its assessment of the need for a valuation allowance as of December 31, 2019, management concluded that the improvement in operating results, while significant, would need to be sustained for an additional period to provide sufficient evidence that realizability of deferred tax assets was more likely than not to occur. As a result, the 100% valuation allowance for deferred tax assets was maintained at December 31, 2019.

We do not have any uncertain tax positions at December 31, 2019 and 2018 which require accrual or disclosure. We record interest and penalties as part of income tax expense. Interest and penalties recorded for the years ended December 31, 2019 and 2018 were not significant.

Comparison of Financial Condition at December 31, 2019 and 2018 - Consolidated

Total Assets. Total assets increased $16.7 million, or 2.7%, to $631.0 million at December 31, 2019 from $614.3 million at December 31, 2018. This growth resulted from an increase of $24.3 million in loans held for sale and an increase of $6.9 million in investment securities, partially offset by a decrease of $14.7 million in net portfolio loans. The increase in loans held for sale was a direct result of the 124.4% increase in residential loan production achieved in the fourth quarter of 2019 as compared to the prior year period. The decrease in portfolio loans occurred largely as a result of the transfer from portfolio of $28.6 million in residential mortgage loans to loans held for sale during 2019 and significant prepayments on commercial and industrial loans.

Investment Securities. Investment securities, all of which are classified as available for sale, increased $6.9 million, or 13.7%, to $57.5 million at December 31, 2019 from $50.6 million at December 31, 2018. At December 31, 2019, investment securities represented 9.1% of total assets compared to 8.2% at December 31, 2018. Investment securities as a percentage of total assets are slightly below the low end of our target range of 10%. We regularly evaluate the diversification of our interest-earning assets in terms of both liquidity and yield and consider changes in our target levels for both investments and loans taking into consideration both on-and off-balance sheet sources of liquidity.

Loans Held for Sale. We are actively involved in the secondary mortgage market and designate a significant majority of our residential first mortgage loan production for sale. Total originations of one-to four-family residential mortgage loans for sale in either the secondary mortgage market or to other financial institutions increased $520.4 million, or 132.3%, to $913.7 million in 2019 from $393.3 million in 2018. This increase was a consequence of the hiring of nearly twenty new loan originators just prior to a decline in mortgage rates which increased our production of refinanced loans by $389.7 million to $516.6 million in 2019 from $126.9 million in 2018. For the years ended December 31, 2019 and 2018, refinanced residential mortgage loans accounted for 53% and 25%, respectively, of overall residential mortgage loan production.

At December 31, 2019, loans held for sale totaled $62.8 million compared to $38.5 million at December 31, 2018. This increase reflects the strength of the loan refinancing market through the end of the year as mortgages continue to be available at rates lower than in recent years.

Net Loans. Net loans decreased $14.7 million, or 3.0%, from $483.8 million at December 31, 2018 to $469.1 million at December 31, 2019. This decrease was largely attributable to a $16.0 million reduction in non-real estate secured loans.  During 2019, commercial and industrial loans and consumer loans decreased $12.2 million and $3.8 million, respectively. These segments of the portfolio consist of loans primarily purchased from other lenders. The decrease in commercial and industrial loans, which are comprised mostly of participations in loans to franchisees of an international food retailer originated by a super-regional bank, experienced significant prepayments in 2019. No new commercial and industrial loans participations have been acquired since 2018. The decrease in consumer loans, which are comprised primarily of purchased auto loans, student loans and unsecured loans, is due to fewer purchases of such loans in 2019 and amortization and paydowns in the portfolio. During 2019, only auto loans were purchased.

Real estate secured loans increased $1.2 million, or 0.27%, in 2019. This rate of growth was well below that achieved during the past several years due in large part to management’s decision to sell a higher proportion of one-to four-family loan origination in the secondary mortgage market or to other financial institutions. This decision was premised on the lower yields associated with loan originations in 2019 as well as liquidity considerations due to the elevated level of loans held for sale throughout much of the year. In addition, the Bank transferred $28.6 million in residential mortgage loans from portfolio loans to held for sale due to a market opportunity caused by falling interest rates and for liquidity considerations.

Mortgage Servicing Rights. MSRs increased $770,000 to $8.6 million at December 31, 2019 from $7.8 million at December 31, 2018. This increase was due to the retained servicing rights associated with 2019 residential loan originations sold in the secondary market. We serviced $1.05 billion in loans for others at December 31, 2019 compared to $929.3 million at December 31, 2018. The fair value of MSRs was $8.8 million, or 84 basis points at December 31, 2019 compared to $8.6 million, or 92 basis points, at December 31, 2018. This decline in value was directly attributable to the decrease in mortgage rates in 2019 and the concomitant acceleration of actual and projected loan prepayment speeds. Mortgage rates have continued to decline in 2020 and, accordingly, we expect to experience a further decline in the fair value of MSRs.

Deposits. Deposits increased $59.9 million, or 13.7%, to $497.0 million at December 31, 2019 from $437.1 million at December 31, 2018.  This increase included a $30.3 million increase in brokered deposits. Non-brokered deposits increased $29.6 million, or 7.9%, in 2019 despite deposit run-off of nearly $10.0 million following the December 2018 closing of the Boston branch. The Bank continued to increase its utilization of brokered deposits as an alternative to FHLBB advances in 2019 due to their more favorable interest rates. The growth in non-brokered deposits was concentrated in competitively priced savings and money market accounts as consumers and businesses increasingly strive to obtain the highest available rates in the market.

FHLBB Advances. FHLBB advances decreased $44.6 million from $89.0 million at December 31, 2018 to $44.4 million at December 31, 2019. This decrease reflects management’s decision to increase its utilization of brokered deposits as an alternative wholesale funding source to FHLBB advances. At December 31, 2019, the Bank had $136.5 million in available borrowing capacity at the FHLBB based on its qualified collateral as of that date.

Total Stockholders’ Equity. Total stockholders’ equity increased $501,000 to $78.5 million at December 31, 2019 from $78.0 million at December 31, 2018. This increase was due to net income of $3.4 million, an increase in the fair value of available for sale securities of $1.5 million and equity adjustments of $1.1 million associated with the stock ownership plan and stock benefit plans. These increases were substantially offset by stock repurchases of $5.4 million as the Company repurchased 353,572 shares of its common stock in 2019 at an average cost of $15.35 per share.

Comparison of Operating Results for the Years Ended December 31, 2019 and 2018 - Consolidated

General. We recorded net income of $3.4 million, or $0.64 per share, for the year ended December 31, 2019 compared to a net loss of $2.1 million, or $0.37 per share, for the year ended December 31, 2018. Results of operations in 2018 included the following items:

•

Restructuring charges in our mortgage banking business segment of $1.0 million attributable to workforce reduction and the consolidation of loan origination functions in our North Attleboro Operations Center;

•	Gain on the sales of two former branch locations of $2.5 million, and
•	An insurance recovery for personal property damage of $90,000.

Exclusive of these items, we would have reported a net loss of $3.7 million in 2018 compared to net income of $3.4 million in 2019, an improvement of $7.1 million.

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

	For the Year Ended December 31,
	2019			2018			2017
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$547,454	$23,632	4.32%	$471,849	$19,541	4.14%	$388,623	$15,099	3.89%
Investment securities (2) (3)	52,953	1,521	2.87%	61,566	1,658	2.69%	68,995	1,920	2.78%
Interest-earning deposits	5,109	90	1.76%	6,689	117	1.75%	8,505	100	1.18%
Total interest-earning assets	605,516	25,243	4.17%	540,104	21,316	3.95%	466,123	17,119	3.67%
Noninterest-earning assets	27,903			26,621			29,304
Total assets	$633,419			$566,725			$495,427
Interest-bearing liabilities:
Savings accounts	108,483	560	0.52%	103,228	185	0.18%	103,670	163	0.16%
NOW accounts	39,197	194	0.49%	42,449	205	0.48%	46,259	217	0.47%
Money market accounts	69,362	955	1.38%	67,817	674	0.99%	56,535	277	0.49%
Term certificates	178,901	3,619	2.02%	132,984	2,006	1.51%	90,879	899	0.99%
Total interest-bearing deposits	395,943	5,328	1.35%	346,478	3,070	0.89%	297,343	1,556	0.52%
FHLB advances	86,724	2,070	2.39%	71,990	1,518	2.11%	46,019	554	1.20%
Total interest-bearing liabilities	482,667	7,398	1.53%	418,468	4,588	1.10%	343,362	2,110	0.61%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	62,314			62,350			61,871
Other noninterest-bearing liabilities	8,845			6,295			6,040
Total liabilities	553,826			487,113			411,273
Total stockholders' equity	79,593			79,612			84,154
Total liabilities and stockholders' equity	$633,419			$566,725			$495,427
Net interest income		$17,845			$16,728			$15,009
Interest rate spread (4)			2.64%			2.85%			3.06%
Net interest-earning assets (5)	$122,849			$121,636			$122,761
Net interest margin (6)			2.95%			3.10%			3.22%

Ratio of interest-earning assets to interest-bearing liabilities	125.45%			129.07%			135.75%

Return on average assets	0.54%			(0.37)%			(0.43)%

Return on average equity	4.31%			(2.62)%			(2.53)%

Average equity to average assets	12.57%			14.05%			16.99%

(1)	Includes nonaccruing loan balances and interest received on such loans.
(2)	Includes carrying value of securities classified as available-for-sale, FHLBB stock and investment in the Depositors Insurance Fund.
(3)

Includes tax equivalent adjustments for municipal securities, based on an effective tax rate of 21% for 2019 and 2018 and 34.0% in 2017, of $12,000, $32,000 and $179,000 for 2019, 2018 and 2017, respectively.

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

	For the Year Ended December 31, 2019			For the Year Ended December 31, 2018
	Compared to			Compared to
	Year Ended December 31, 2018			Year Ended December 31, 2017
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to Changes in		Increase	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$3,236	$855	$4,091	$3,397	$1,045	$4,442
Investment securities	(242)	105	(137)	(202)	(60)	(262)
Interest-earning deposits	(28)	1	(27)	(25)	42	17
Total interest-earning assets	2,966	961	3,927	3,170	1,027	4,197
Interest-bearing liabilities:
Savings accounts	10	365	375	(1)	23	22
NOW accounts	(16)	5	(11)	(18)	6	(12)
Money market accounts	16	265	281	65	332	397
Term certificates	811	802	1,613	519	588	1,107
Total interest-bearing deposits	821	1,437	2,258	565	949	1,514
FHLBB advances	336	216	552	413	551	964
Total interest-bearing liabilities	1,157	1,653	2,810	978	1,500	2,478

Change in net interest income	$1,809	$(692)	$1,117	$2,192	$(473)	$1,719

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $3.9 million, or 18.4%, to $25.2 million in 2019 compared to $21.3 million in 2018. This increase was due to the growth in the average balance of interest-earning assets between years of $65.4 million and an increase in average yield of 22 basis points from 3.95% in 2018 to 4.17% in 2019. The increase in yield is a consequence of the Company’s continuing emphasis on loan growth as well as rising short and long-term interest rates during 2018, which positively impacted yields in 2019. In 2019, loans represented 86.4% of total average assets compared to 83.3% in 2018.

Interest Expense. Interest expense increased $2.8 million, or 61.2%, to $7.4 million in 2019 compared to $4.6 million in 2018. This increase was due to an increase of $64.2 million in the average balance of interest-bearing liabilities and a 43 basis points increase in the cost of funds from 1.10% in 2018 to 1.53% in 2019. The increase in cost of funds was primarily caused by greater utilization of higher cost wholesale funding (brokered deposits and FHLBB advances) to fund loan growth. In 2019, term certificates (both retail and brokered) and FHLBB advances represented 55.0% of total average interest-bearing liabilities compared to 49.0% in 2018. The cost of certificates of deposit increased 51 basis points in 2019 while the cost of FHLBB advances increased 28 basis points. The increasing cost of funds, especially wholesale funding, is mainly attributable to a series of rate increases totaling 2.0% instituted by the Federal Reserve Board in recent years. After holding the federal funds rate flat during the first half of 2019, the Federal Reserve Board gradually reduced rates by 0.75% during the second half of the year. However, the timing of these rate cuts only partially offset the impact on interest expense of rate increases from prior years.

\

Net Interest Income. Net interest income increased $1.1 million, or 6.8%, to $17.8 million in 2019 compared to $16.7 million in 2018. This improvement resulted from the growth in average interest-earning assets of $65.4 million, partially offset by the decrease in the net interest margin of 15 basis points to 2.95% in 2019 from 3.10% in 2018. The decrease in net interest margin is due to a reduction in the ratio of average interest-earning assets to average interest-bearing liabilities from 129.1% in 2018 to 125.5% in 2019, as well as an increase in the use of wholesale funding and an increase in the cost of deposits as more customers shift their funds to accounts offering more attractive interest rates.

Provision for Loan Losses. Based on the application of our loan loss methodology, as described in the notes to the consolidated financial statements presented elsewhere in this report, the Company did not recognize a provision for loan losses in 2019 while recognizing a provision for loan losses of $762,000 in 2018. The principal reason that no provision for loan losses was recognized in 2019 was the reduction in the loan portfolio of $14.8 million. The provision for loan losses in 2018 was primarily the result of loan growth of $84.1 million. Due to overall stability in both internal and external measures of credit risk, such as delinquencies, charge-offs, adversely classified and nonaccrual loan balances and collateral values, the general component of the allowance for loan losses has remained largely unchanged between years. The allowance for loan losses as a percentage of total loans was 0.90% at December 31, 2019 compared to 0.91% at December 31, 2018.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities increased $11.4 million, or 150.7%, to $18.9 million in 2019 compared to $7.5 million in 2018. This increase was a direct result of the addition of nearly twenty loan originators since mid-2018 and the boom in loan refinancing activity following the decline in mortgage rates which began in the first quarter of 2019. Together, these factors resulted in an increase of $511.4 million, or 133.5%, in loans sold to $894.6 million (excluding the sale of portfolio loans) in 2019 compared to $383.2 million in the prior year. Loan refinancing activity represented 53% of loan production in 2019 compared to 25% in 2018.

Other Non-interest Income. Non-interest income, excluding the net gain on loan origination and sale activities, decreased $3.4 million from $6.1 million in 2018 to $2.8 million in 2019. Other non-interest income in 2018 included gains on the sale of buildings of $2.5 million and an insurance recovery of $90,000. Exclusive of these items, other non-interest income decreased $815,000, or 22.8%, from $3.6 million in 2018 to $2.8 million in 2019. This decrease was caused by a $870,000 reduction in net mortgage servicing fees in 2019 attributable to a decline in the fair value of MSRs from 92 basis points at December 31, 2018 to 84 basis points at December 31, 2019. This decline in fair value was a result of an increase in both actual and projected loan prepayment speeds due to an acceleration of loan refinancing activity prompted by declining mortgage interest rates. As a result, the Company increased the valuation allowance for MSRs by $920,000 in 2019 whereas in 2018 the valuation allowance had been reduced by $82,000.

Non-interest Expenses. Non-interest expenses increased $4.3 million, or 13.5%, to $36.0 million in 2019 compared to $31.7 million in 2018. Non-interest expenses in 2018 included a restructuring charge of $1.0 million attributable to consolidation of mortgage banking operations. Excluding this non-recurring item, non-interest expenses increased $5.2 million between years principally due to an increase in salaries and employee benefits of $5.1 million. This increase was due to higher salaries and commissions associated with an increase in residential loan production of $455.9 million, or 88.8%, and higher incentive compensation costs, partially offset by lower non-restructuring related severance costs and an increase in deferred loan origination costs.

The growth in salaries and employee benefits of $5.1 million in 2019 was principally due to an increase of $4.3 million, or 96.8%, in commissions and manager overrides and an increase in salaries of $1.4 million, or 12.6%, in both cases due primarily to the 88.8% increase in residential loan production. Higher employee compensation also gave rise to an increase of $505,000 in payroll related taxes and the cost of the 401(k) plan. The increase in profitability in 2019 led to an increase in incentive compensation of $748,000.  These cost increases were partially offset by a reduction of $325,000 in non-restructuring related severance pay and a $1.4 million, or 78.7%, increase in deferred loan origination costs associated with the increase in residential loan production.

Occupancy and equipment expense decreased $90,000, or 3.1% to $2.8 million in 2019 compared to $2.9 million in 2018. This decrease was primarily attributable to lower rent and depreciation expense associated with the smaller Andover office as well as cost savings in connection with the closure and sale of the Boston branch in 2018. These savings were partially offset by additional rent attributable to new loan production offices in Central and Western Massachusetts.

Data processing expenses increased $118,000, or 17.1%, to $810,000 in 2019 from $692,000 in 2018. This increase was largely due to increased use of mobile technology as well as volume related increases.

Marketing expenses decreased $174,000, or 15.2%, from $1.1 million in 2018 to $967,000 in 2019 principally due to additional radio, TV and outdoor advertising spending in 2018 to promote the new Envision Bank brand launched in March 2018. This savings was partially offset by additional spending in 2019 for internet advertising.

The Company incurred a restructuring charge in 2018 of $1.0 million involving workforce reductions in its mortgage banking operations and contractual costs associated with office space no longer being used in Andover following consolidation of residential mortgage loan processing activities in North Attleboro.

Other non-interest expenses increased $240,000, or 4.7%, to $5.3 million in 2019 from $5.1 million in 2018. This increase was primarily due to higher operating costs at Envision Mortgage associated with the increase in loan production and increased use of third-party loan pipeline management services. Also contributing to this increase was a donation of unused land with a fair value of

$225,000 to a local charity to be used for construction of housing for veterans and others in need. These increases were partially offset by favorable adjustments of $213,000 for portfolio loans accounted for using the fair value option.

Income Tax Expense. The Company recognized state income tax expense of $118,000 and $31,000 in 2019 and 2018, respectively. No federal income taxes were provided in 2019 and 2018. In 2019, the Company used its net operating loss (“NOL”) carryforward to fully offset its federal income taxes. At December 31, 2019, the NOL carryforward amounted to $12.0 million. Since 2014, the NOL carryforward, as well as other net deferred tax assets, have been subject to a full tax valuation allowance, which amounted to $2.3 million at December 31, 2019.

Segments. The Company has two reporting segments: Envision Bank and Envision Mortgage. Revenue from Envision Bank consists primarily of interest earned on loans and investment securities and customer service fees on deposit accounts. Revenue from Envision Mortgage consists primarily of gains on loan origination and sales activities, loan servicing income and interest income on loans held for sale and residential construction loans. Envision Mortgage’s revenues also include income on loan originations that are retained in Envision Bank’s loan portfolio and loan servicing fees on these loans. This inter-segment profit is eliminated in consolidation. The following table presents a comparison of the results of operations for each segment before incomes taxes and elimination of inter-segment profit, and the changes in those results, for the years ended December 31, 2019 and 2018.

	Envision Bank				Envision Mortgage
	Years Ended December 31,		Increase (Decrease)		Years Ended December 31,		Increase (Decrease)
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
	(Dollars in thousands)
Net interest income	$15,985	$15,664	$321	2.0%	$1,848	$1,032	$816	79.1%
Provision for loan losses	—	762	(762)	(100.0)	—	—	—	—
Net interest income
after provision for loan losses	15,985	14,902	1,083	7.3	1,848	1,032	816	79.1

Non-interest income:
Customer service fees	1,268	1,344	(76)	(5.7)	139	120	19	15.8
Gain on loan origination
and sale activities, net	—	—	—	—	19,851	8,859	10,992	124.1
Mortgage servicing fees, net	(363)	(310)	(53)	(17.1)	757	1,574	(817)	(51.9)
Gain on sales of buildings	—	2,476	(2,476)	(100.0)	—	—	—	—
Other	596	520	76	14.6	366	420	(54)	(12.9)
Total non-interest income	1,501	4,030	(2,529)	(62.8)	21,113	10,973	10,140	92.4

Non-interest expenses:
Salaries and employee benefits	7,065	6,793	272	4.0	17,831	12,972	4,859	37.5
Occupancy and equipment	1,527	1,507	20	1.3	1,256	1,366	(110)	(8.1)
Restructuring charges	—	—	—	—	—	968	(968)	(100.0)
Other non-interest expenses	4,789	4,476	313	7.0	3,482	3,590	(108)	(3.0)
Total non-interest expenses	13,381	12,776	605	4.7	22,569	18,896	3,673	19.4
Income (loss) before income taxes and
elimination of inter-segment profit	$4,105	$6,156	$(2,051)	(33.3)%	$392	$(6,891)	$7,283	NA

Total assets	$521,144	$526,871	$(5,727)	(1.1)%	$109,860	$87,469	$22,391	25.6%

NA - Not applicable

Envision Bank Segment

The Envision Bank segment had income before income taxes and elimination of inter-segment profit of $4.1 million for the year ended December 31, 2019 compared to $6.2 million for the year ended December 31, 2018. The 2018 results included a gain on the sales of two former branch locations of $2.5 million and an insurance recovery of $90,000. Excluding these items, Envision Bank’s income before income taxes and elimination of inter-segment profit increased by $515,000, or 14.3%, to $4.1 million in 2019 from $3.6 million in 2018.

During 2019, Envision Bank’s loan portfolio decreased by $7.3 million. As a result of this decrease and the continuation of favorable credit quality metrics, no provision for loan losses was required in 2019 compared to a provision of $762,000 in 2018 when the loan portfolio increased by $84.1 million, or 20.9%. While the loan portfolio decreased between years, the average balance of loans increased leading to an improvement in net interest income of $321,000. Non-interest expenses increased $605,000, or 4.7%, from $12.8 million in 2018 to $13.4 million in 2019. This increase was principally due to: 1) additional incentive compensation attributable to improvement in consolidated operating results; 2) wage increases averaging 3.0%; and 3) the donation of unused land to a charity. These increases were partially offset by lower marketing expenses due to prior year costs associated with the re-branding to Envision Bank and prior year severance payments.

Total assets attributable to the Envision Bank segment decreased $5.8 million, or 1.1%, to $521.1 million at December 31, 2019 from $526.9 million at December 31, 2018. During 2019, Envision Bank’s loan portfolio (excluding residential construction loans which are included in the Envision Mortgage segment) decreased $7.3 million, which was offset by an $6.9 million increase in investment securities and other smaller balance sheet changes between periods. Envision Bank remains committed to growing in its loan portfolio. The decrease in the loan portfolio in 2019 was principally due to the strategic decision to sell lower yielding loans in a declining interest rate environment.

Envision Mortgage Segment

The Envision Mortgage segment was profitable in 2019 with income before income taxes and elimination of inter-segment profit of $392,000 compared to a loss before income taxes and elimination of inter-segment profit of $6.9 million in 2018. The 2018 results included a restructuring charge of $1.0 million attributable to a workforce reduction and the consolidation of loan origination functions in our North Attleboro Operations Center. Excluding this item, Envision Mortgage’s operating results improved by $6.3 million in 2019.

The net gain on loan origination and sale activities, the principal source of revenue for Envision Mortgage, increased $11.0 million to $19.9 million in 2019 from $8.9 million in 2018. Excluding income recognized by Envision Mortgage on origination of Envision Bank portfolio loans, the net gain on loan origination and sale activities increased $11.4 million, or 150.7%, to $18.9 million in 2019 from $7.5 million in 2018. This increase was a consequence of the hiring of nearly twenty new loan originators just prior to a decline in mortgage rates in the first quarter of 2019. Together, these factors led to the quadrupling in the origination volume of refinanced loans to $516.6 million in 2019 from $126.9 million in 2018. During 2019, residential mortgage loan sales to third parties (excluding the sale of portfolio loans) totaled $894.6 million compared to $383.2 million in 2018.

Lower mortgage rates also directly led to a decrease of $817,000 in Envision Mortgage’s net servicing fee income in 2019, including loan servicing fees charged to Envision Bank. This decrease was primarily due to an increase of $920,000 in the valuation allowance for MSRs, whose fair value dropped from 92 basis points in 2018 to 84 basis points in 2019. This decrease was a direct result of the impact of both actual and expected acceleration of loan pre-payments on the fair value of MSRs. In 2018, Envision Mortgage had recognized a partial reversal of $82,000 in the valuation allowance for MSRs.

Non-interest expenses of Envision Mortgage increased $3.7 million to $22.6 million in 2019 from $18.9 million in 2018. Excluding the restructuring charge in 2018, non-interest expenses increased $4.6 million, or 25.9%, to $22.6 million in 2019 from $17.9 million in 2018. This increase is due primarily to an increase in salaries and employee benefits of $4.9 million, or 37.5% and, to a lesser extent, by higher non-salary operating costs associated with the 89.0% increase in residential loan production achieved in 2019 as compared to the prior year.

The increase in salaries and employee benefits was  due to an increase in commissions and manager overrides of $4.3 million, or 96.8%, and to a lesser extent, by increased compensation costs for operations personnel, in both cases directly attributable to the 88.8% increase in 2019 in residential loan production. These increases were partially offset by an increase of $1.4 million, or 78.7%, in deferred loan origination costs and, to a lesser extent, by a reduction of $426,000 in loan transition payments to new loan originators.

The decrease of $110,000, or 8.1%, in occupancy and equipment costs in 2019 was caused by contraction of the space utilized at the former Andover Loan Operations Center. Throughout 2018, Envision Mortgage gradually reduced its utilization of this location to approximately 25% of the available space. Of the remaining space, approximately 35% is being subleased and the remainder is being marketed for sublease. The restructuring charge of $968,000 in 2018 includes $565,000 which is primarily associated with this unused space. The Company has recognized a “cease use” liability for the unused space in Andover on the assumption that it will not be able to sub-lease this space through the end of the lease term in March 2023. The lower occupancy and equipment expenses in Andover were partially offset by additional costs for new loan production offices in Central and Western Massachusetts.

Other non-interest expenses decreased $108,000, or 3.0%, to $3.5 million in 2019 from $3.6 million in 2017. This decrease is primarily due to the lower allocation of indirect costs to Envision Mortgage, partially offset by higher non-salary operating costs associated with the increase in loan production in 2019.

Total assets attributable to the Envision Mortgage segment increased $22.4 million, or 25.6%, to $109.9 million at December 31, 2019 from $87.5 million at December 31, 2018. This increase was principally due to increases in loans held for sale of $24.3 million and amounts due from Envision Bank of $2.9 million for investor funds related to our loan servicing activities, partially offset by a decrease in residential construction loans of $7.5 million. The increase in loans held for sale resulted from increased fourth quarter loan production in 2019 compared to 2018. The decrease in residential construction loans is primarily due to the timing of completion of projects.

Non-GAAP Measures

When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business which is derived from the combination of net interest income and non-interest income reduced by the provision for loan losses and non-interest expenses and the impact of income taxes, if any, all as adjusted for any non-core items. The Company’s financial reporting is determined in accordance with GAAP, which sometimes includes items that management believes are unrelated to its core banking business and are not expected to have a material financial impact on operating results in future periods, such as merger and integration costs, restructuring charges and other items. Management computes the Company’s non-GAAP operating earnings, non-interest income as a percentage of total income and the efficiency ratio on an operating basis, which excludes items unrelated to its core banking business, in order to measure the performance of the Company’s core banking business.

Non-GAAP measures should not be viewed as a substitute for operating results determined in accordance with GAAP. An item that management determines to be non-core, and that is therefore excluded when computing these non-core measures, can be of substantial importance to the Company’s results for any particular reporting period. The Company’s non-GAAP performance measures are not necessarily comparable to such measures that may be used by other companies. The following table summarizes the impact of non-core items recorded in 2018 and reconciles them in accordance with GAAP:

(In thousands)
Net loss - GAAP basis	$(2,086)
Non-interest income adjustments:
Gain on sales of buildings	(2,476)
Gain on insurance recovery	(90)

Non-interest expense adjustments:
Restructuring charges	968
Net loss - Non-GAAP basis	$(3,684)

There were no non-core items recorded in 2019.

Management of Market Risk

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be over specified time horizons based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The comparative scenarios assume immediate parallel shifts in the yield curve in increments of 100 basis point rate movements. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2019 resulting from potential changes in interest rates. The model is run quarterly and currently is showing shocks from +400 basis points to -200 basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Changes in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$15,991	(10.8)%
+300	16,577	(7.5)%
+200	17,117	(4.5)%
+100	17,584	(1.9)%
Level	17,927	—
-100	17,946	(0.1)%
-200	17,931	(0.0)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

Economic Value of Equity Analysis. In order to monitor and manage interest rate risk, we also use the net present value of equity at risk, or NPV, methodology. This methodology calculates the difference between the present value of expected cash flows from assets and liabilities and provides a longer-term view of the Company’s interest rate risk positions by estimating longer-term repricing risk embedded in the balance sheet. As with the net interest income analysis discussed above, the model is run at least quarterly showing shocks ranging from +400 basis points to -200 basis points.

The table below sets forth, as of December 31, 2019, the estimated changes in the Company’s net present value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets(3)
Changes in Interest Rates (basis points)(1)	Estimated EVE(2)	Amount	Percent	EVE Ratio	Changes in Ratio
	(Dollars in thousands)
+400	$77,291	$(27,979)	(26.6)%	13.3%	(3.2)%
+300	86,219	(19,051)	(18.1)%	14.5%	(2.0)%
+200	93,833	(11,437)	(10.9)%	15.3%	(1.2)%
+100	100,821	(4,449)	(4.2)%	16.1%	(0.4)%
Level	105,270	—	—	16.5%	—
-100	107,026	1,756	1.7%	16.5%	0.0%
-200	106,711	1,441	1.4%	16.2%	(0.3)%

(1)	Assumes instantaneous parallel changes in interest rates.
(2)	EVE, or Economic Value of Equity at Risk, measures the exposure of the Company’s equity to changes in a forecast interest rate environment.
(3)	EVE Ratio represents EVE divided by the economic value of assets.

The table above indicates that at December 31, 2019, in the event of an instantaneous parallel 200 basis points decrease in interest rates, we would experience a 1.4% increase in the Economic Value of Equity at Risk. In the event of an instantaneous 400 basis point increase in interest rates, we would experience a 26.6% decrease in Economic Value of Equity at Risk. In all scenarios presented above, the calculated variances are within policy guidelines.

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

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $16.5 million and $11.3 million for the years ended December 31, 2019 and 2018, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for portfolio loan originations and loan purchases, and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities, proceeds from maturing securities and pay downs on mortgage-backed securities, was $7.9 million and ($73.4) million for the years ended December 31, 2019 and 2018, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, brokered deposits, FHLBB advances and stock repurchases was $9.7 million and $83.0 million for the years ended December 31, 2019 and 2018, respectively.

At December 31, 2019, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital of $72.4 million, or 11.3% of average assets, which is above the required level of $25.6 million, or 4.0% of average assets, and total risk-based capital of $76.7 million, or 16.7% of risk-weighted assets, which is above the required level of $36.7 million, or 8.0% of risk-weighted assets.

At December 31, 2019, we had outstanding commitments to originate loans of $117.1 million, unadvanced funds on loans of $11.0 million and unused lines of credit of $52.8 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2019 totaled $143.0 million, including $53.7 million in brokered deposits. Management expects, based on historical experience, that a substantial portion of the maturing non-brokered certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLBB advances, listing service deposits or brokered deposits to meet our liquidity needs. Available borrowing capacity at December 31, 2019 was $136.5 million under the blanket pledge agreement with FHLBB. We also have a $4.2 million available line of credit with FHLBB, a $2.0 million available line of credit with the Federal Reserve and a $7.5 million available line of credit with a correspondent bank at December 31, 2019.

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

For the years ended December 31, 2019 and 2018, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are presented on the following pages which appear elsewhere herein.

• Report of Independent Registered Public Accounting Firm	F-1

• Consolidated Balance Sheets at December 31, 2019 and 2018	F-2

• Consolidated Statements of Operations For the Years Ended December 31, 2019 and 2018	F-3

• Consolidated Statements of Comprehensive Income (Loss) For the Years Ended December 31, 2019 and 2018	F-4

• Consolidated Statements of Changes Shareholders’ Equity For the Years Ended December 31, 2019 and 2018	F-5

• Consolidated Statements of Cash Flows For the Years Ended December 31, 2019 and 2018	F-6

• Notes to Consolidated Financial Statements	F-8

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures as of the end of the period ended December 31, 2019. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

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

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Ofﬁcers and Corporate Governance.

The information required by this item will be included in Randolph Bancorp, Inc.’s definitive Proxy Statement (the “Proxy Statement”) for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

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

	3.	Exhibits. The following exhibits set forth in the Exhibit Index are included as part of this Form 10-K.

Exhibit Index

3.1	Articles of Organization of Randolph Bancorp, Inc.(1)

3.2	By-Laws of Randolph Bancorp, Inc.(1)

4.1	Form of Common Stock Certificate of Randolph Bancorp, Inc.(1)

4.2	Description of Registrant’s Securities

10.1†	Randolph Savings Bank Supplemental Retirement Plan(1)

10.2†	Form of Randolph Savings Bank Employee Stock Ownership Plan(1)

10.3†	Employment Letter, dated as of March 22, 2013, by and between Randolph Savings Bank and James P. McDonough(1)

10.4†	Letter Amending Employment Letter, dated as of June 30, 2016, by and between Randolph Savings Bank and James P. McDonough(2)
10.5†	Form of Change in Control Agreement(1)

10.6†	Randolph Bancorp, Inc. 2017 Stock Option and Incentive Plan (3)

10.7†	Employment Agreement, entered into on January 28, 2020, by and among the Company, the Bank and William M. Parent (4)

10.8†	Change in Control Agreement, entered into on January 28, 2020, by and among the Company, the Bank and Lauren B. Messmore (4)

10.9†	Retirement Agreement, entered into on January 28, 2020, by and among the Company, the Bank and James P. McDonough(4)

14.1	Code of Business Conduct and Ethics (5)

21.1	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements for the years ended December 31, 2019 and 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-209935), originally filed on March 4, 2016.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 6, 2016.

(3)	Incorporated by reference to the Registrant’s Current Report on the Form 8-K filed on August 23, 2017.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 29, 2020.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed SEC on March 28, 2017.
†	Management contract or compensation plan or arrangement
*	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.
(b)	See (a)(3) above for all exhibits filed herewith and the Exhibit Index.
(c)	Financial Statement Schedules. None.

Item 16. Form 10-K Summary.

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANDOLPH BANCORP, INC.
(Registrant)

Date: March 12, 2020	By	/s/ James P. McDonough
James P. McDonough
Director, President, and Chief Executive Officer (principal executive officer)

Date: March 12, 2020	By	/s/ Michael K. Devlin
Michael K. Devlin
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2020	/s/ Kenneth K. Quigley, Jr., Esq.
Kenneth K. Quigley, Jr., Esq., Director and Chairman

Date: March 12, 2020	/s/ Paul R. Donovan
Paul R. Donovan, Director

Date: March 12, 2020	/s/ Daniel M. Joyce
Daniel M. Joyce, Director

Date: March 12, 2020	/s/ John J. O’Connor, III
John J. O’Connor, III, Director

Date: March 12, 2020	/s/ Richard C. Pierce, Esq.
Richard C. Pierce, Esq., Director

Date: March 12, 2020	/s/ Louis J. Trubiano
Louis J. Trubiano, Director

Date: March 12, 2020	/s/ James G. Welch
James G. Welch, Director

Date: March 12, 2020	/s/ Janis E. Wentzell
Janis E. Wentzell, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Randolph Bancorp, Inc.

Stoughton, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Randolph Bancorp, Inc. and subsidiary (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Crowe LLP

We have served as the Company's auditor since 2013.

New York, New York

March 12, 2020

Randolph Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2019	2018
Assets
Cash and due from banks	$4,371	$3,451
Interest-bearing deposits	3,881	3,667
Total cash and cash equivalents	8,252	7,118
Certificates of deposit	490	2,205
Securities available for sale, at fair value	57,503	50,556
Loans held for sale, at fair value	62,792	38,474
Loans, net of allowance for loan losses of $4,280 in 2019 and $4,437 in 2018	469,131	483,846
Federal Home Loan Bank of Boston stock, at cost	2,417	4,700
Accrued interest receivable	1,393	1,504
Mortgage servicing rights, net	8,556	7,786
Premises and equipment, net	5,748	6,368
Bank-owned life insurance	8,441	8,256
Foreclosed real estate, net	—	65
Other assets	6,281	3,462

Total assets	$631,004	$614,340

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$61,603	$64,229
Interest bearing	344,581	312,321
Brokered	90,858	60,580
Total deposits	497,042	437,130

Federal Home Loan Bank of Boston advances	44,403	89,036
Mortgagors' escrow accounts	2,052	2,129
Post-employment benefit obligations	2,464	2,551
Other liabilities	6,581	5,533
Total liabilities	552,542	536,379
Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred stock, no par value; authorized: 1,000,000 shares; issued: none	—	—
Common stock, $.01 par value; authorized: 15,000,000 shares; issued and outstanding: 5,576,855 shares at December 31, 2019 and 5,903,793 shares at December 31, 2018	56	60
Additional paid-in capital	51,127	55,608
Retained earnings	31,757	28,329
ESOP-Unearned compensation	(3,944)	(4,132)
Accumulated other comprehensive loss, net of tax	(534)	(1,904)
Total stockholders' equity	78,462	77,961

Total liabilities and stockholders' equity	$631,004	$614,340

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(In thousands, except share data)

	Years Ended December 31,
	2019	2018
Interest and dividend income:
Loans	$23,631	$19,541
Securities-taxable	1,467	1,318
Securities-tax exempt	43	120
Interest-bearing deposits and certificates of deposit	90	305
Total interest and dividend income	25,231	21,284

Interest expense:
Deposits	5,328	3,070
Federal Home Loan Bank of Boston advances	2,070	1,518
Total interest expense	7,398	4,588

Net interest income	17,833	16,696
Provision for loan losses	—	762

Net interest income after provision for loan losses	17,833	15,934

Non-interest income:
Customer service fees	1,407	1,464
Gain on loan origination and sale activities, net	18,900	7,539
Mortgage servicing fees, net	394	1,264
Gain (loss) on sales/calls of securities and impairment write-down, net	16	(11)
Increase in cash surrender value of life insurance	185	218
Gain on sales of buildings	—	2,476
Other	761	733
Total non-interest income	21,663	13,683

Non-interest expenses:
Salaries and employee benefits	24,896	19,765
Occupancy and equipment	2,783	2,873
Data processing	810	692
Professional fees	1,185	1,164
Marketing	967	1,141
Restructuring charges	—	968
Other	5,309	5,069
Total non-interest expenses	35,950	31,672

Income (loss) before income taxes	3,546	(2,055)

Income tax expense	118	31
Net income (loss)	$3,428	$(2,086)

Weighted average common shares outstanding (basic and diluted)	5,383,617	5,570,720
Income (loss) per common share (basic and diluted)	$0.64	$(0.37)

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2019	2018
Net income (loss)	$3,428	$(2,086)

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	1,517	(721)
Reclassification adjustment for net (gains) losses and
impairment write-down realized in income (1)	(16)	11
Net unrealized gain (loss)	1,501	(710)
Related tax effects	—	—
Net-of-tax amount	1,501	(710)

Supplemental retirement plan:
Reclassification adjustments (2):
Actuarial losses	36	41
Prior service credits recognized	(84)	(89)
Actuarial gains (losses) arising during the year	(83)	21
Net change in supplemental retirement plan	(131)	(27)
Related tax effects	—	—
Net-of-tax amount	(131)	(27)
Total other comprehensive income (loss)	1,370	(737)
Comprehensive income (loss)	$4,798	$(2,823)

(1)	Amounts are included in gain (loss) on sales/calls of securities and impairment write-down, net in the consolidated statements of operations.
(2)	Amounts are included in other non-interest expenses in the consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2019 and 2018

(Dollars in thousands)

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity
Balance at December 31, 2017	6,034,276	$61	$56,493	$30,415	$(4,319)	$(1,167)	$81,483

Net loss	—	—	—	(2,086)	—	—	(2,086)

Other comprehensive loss	—	—	—	—	—	(737)	(737)

Stock repurchased	(109,910)	(1)	(1,715)	—	—	—	(1,716)

Restricted stock awards forfeited	(15,710)	—	—	—	—	—	—

Share redemption for tax witholdings
for restricted stock vesting	(4,863)	—	(81)	—	—	—	(81)

Stock-based compensation	—	—	797	—	—	—	797

ESOP shares committed to be released	—	—	114	—	187	—	301

Balance at December 31, 2018	5,903,793	60	55,608	28,329	(4,132)	(1,904)	77,961

Net income	—	—	—	3,428	—	—	3,428

Other comprehensive income	—	—	—	—	—	1,370	1,370

Stock repurchased	(353,572)	(4)	(5,434)	—	—	—	(5,438)

Restricted stock awards granted	33,335	—	—	—	—	—	—

Restricted stock awards forfeited	(2,500)	—	—	—	—	—	—

Share redemption for tax withholdings
for restricted stock vesting	(4,201)	—	(61)	—	—	—	(61)

Stock-based compensation	—	—	919	—	—	—	919

ESOP shares committed to be released	—	—	95	—	188	—	283

Balance at December 31, 2019	5,576,855	$56	$51,127	$31,757	$(3,944)	$(534)	$78,462

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$3,428	$(2,086)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	—	762
Loans originated for sale	(913,656)	(393,251)
Net gain on sales of mortgage loans	(18,900)	(7,539)
Proceeds from sales of mortgage loans	913,548	391,149
Net amortization of securities	187	183
Net change in deferred loan costs and fees, and purchase premiums	102	(56)
(Gain) loss on sales/calls of securities and impairment write-down	(16)	11
Gain on sales of buildings	—	(2,476)
Depreciation and amortization	857	835
Impairment write-down on property and equipment	—	166
Impairment write-down on foreclosed real estate	—	36
Stock-based compensation	919	797
ESOP expense	283	301
Increase in cash surrender value of life insurance	(185)	(218)
Net increase in mortgage servicing rights	(770)	(1,389)
Other, net	(2,272)	1,484
Net cash used in operating activities	(16,475)	(11,291)

Cash flows from investing activities:
Redemptions of certificates of deposit	1,715	735
Securities available for sale:
Sales	534	8,958
Calls/maturities	500	5,562
Purchases	(12,395)	(9,993)
Principal payments on mortgage-backed securities	5,760	5,589
Loan originations, net of principal repayments	(8,583)	(96,088)
Proceeds from sale of portfolio loans	23,689	25,038
Loan purchases and participations	(5,412)	(16,180)
Redemptions (purchases) of Federal Home Loan Bank of Boston stock, net	2,283	(1,390)
Proceeds from sale of foreclosed real estate	61	—
Proceeds from sales of buildings	—	5,834
Purchases of premises and equipment	(237)	(1,430)
Net cash provided by (used in) investing activities	7,915	(73,365)

(continued)

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Concluded)

(In thousands)

	Years Ended December 31,
	2019	2018
Cash flows from financing activities:
Net increase in non-brokered deposits	29,634	16,820
Net increase in brokered deposits	30,278	53,474
Net increase (decrease) in short-term Federal Home Loan Bank of Boston borrowings	(62,862)	17,945
Issuance of long-term Federal Home Loan Bank of Boston advances	20,000	—
Repayments of long-term Federal Home Loan Bank of Boston advances	(1,771)	(4,863)
Net increase (decrease) in mortgagors' escrow accounts	(77)	1,222
Repurchases of common stock	(5,438)	(1,716)
Stock repurchase payable	(70)	70
Net cash provided by financing activities	9,694	82,952

Net change in cash and cash equivalents	1,134	(1,704)

Cash and cash equivalents at beginning of year	7,118	8,822

Cash and cash equivalents at end of year	$8,252	$7,118

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$7,057	$4,390
Income taxes paid (refunded), net	$(266)	$33
Non-cash items:
Donation of land, net	$73	$—
Transfer of portfolio loans to held for sale	$28,608	$28,057
Transfer of property and equipment to assets held for sale	$—	$2,897

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Envision Bank (the “Bank”) provides a variety of financial services to individuals and small businesses through its five branch offices in Massachusetts and twelve loan production offices and lending centers located throughout Massachusetts and Southern New Hampshire.  The Bank’s primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential and commercial mortgage loans. The Bank is also actively involved in the sale and servicing of residential mortgage loans in the secondary market.

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

Purchase premiums and discounts are recognized in interest income using the level yield method over the terms of the securities.  Anticipated prepayments on mortgage-backed securities are used in applying this method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

On a quarterly basis, the Company evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other than temporary (“OTTI”).

OTTI is required to be recognized: (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the decline in fair value is recognized as OTTI through earnings.  For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. Because the Company’s assessments are based on available factual information as well as subjective information, the determination as to whether an OTTI exists and, if so, the amount of impairment, is subjective and, therefore, the timing and amount of OTTI constitute material estimates that are subject to significant change.

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

Loans held for sale and related derivatives

The origination of residential mortgage loans is an integral part of the Company’s business. The Company generally sells its originations of such loans in the secondary market to either government-sponsored enterprises (“GSEs”) or other financial institutions. The servicing of loans sold to GSEs is generally retained while loans sold to other financial institutions are generally done on a servicing released basis.

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

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Loans

The Company grants residential real estate, commercial real estate, construction, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by mortgage loans in Massachusetts and Rhode Island.  The ability of the Company’s borrowers to honor their contracts is affected by real estate values and general economic conditions in these markets.

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

The Company periodically may agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).  All TDRs are initially classified as impaired and placed on nonaccrual status. Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms. If the borrower’s ability to meet the revised terms is not reasonably assured, the loan remains on nonaccrual status.

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

The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

Residential one-to four-family real estate – The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent. All loans in this segment are collateralized by one-to four-family owner, and non-owner-occupied, residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Commercial real estate – Loans in this segment consist of owner-occupied and non-owner-occupied property primarily located in Massachusetts and Rhode Island.  The underlying cash flows generated by the operating entities of owner-occupied real estate support the associated debt.  Rental cash flows, for which management obtains periodic rent rolls, support the debt associated with non-owner-occupied real estate and can be negatively impacted by increased vacancy rates.

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

Mortgage servicing rights

The Company services mortgage loans for others.  Mortgage servicing rights are recognized as separate assets at fair value when rights are acquired through purchase or through sale of financial assets (“MSRs”).  Capitalized servicing rights are amortized into mortgage servicing income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  MSRs are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Impairment is determined by stratifying rights by predominant risk characteristics, such as interest rates and terms.  Fair value is based on a valuation model that calculates the present value of estimated future net servicing income, using market-based assumptions.  Impairment is recognized through a valuation allowance for an individual stratum, to the extent that

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

fair value is less than the capitalized amount for the stratum.  Changes in the valuation allowance, if any, are reported in mortgage servicing income.

Premises and equipment

Land is carried at cost.  Buildings, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization computed predominantly on the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter.  Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

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

In certain cases, the Company may have an obligation to repurchase mortgage loans sold to third parties and to refund fees to the purchaser if a payment default or prepayment occurs, in each case within a prescribed time period not exceeding four months after the sale date, or in the case of a violation of its representations and warranties under the provisions of its loan sale agreements. The Company evaluates its obligations under these provisions and recognizes a liability for the fair value of its recourse obligations. At December 31, 2019 and 2018, the Company determined that its obligations in connection with the recourse provisions of its loan sale agreements were insignificant.

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

The Company does not have any uncertain tax positions at December 31, 2019 and 2018 which require accrual or disclosure.  The Company records interest and penalties as part of income tax expense.  No interest or penalties were recorded for the years ended December 31, 2019 and 2018.

Comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss).  Although certain changes in assets and liabilities are reported as a separate component of equity, such items, along with net income (loss), are components of comprehensive income (loss).

The components of accumulated other comprehensive loss (“AOCI”), included in stockholders’ equity, are as follows:

	December 31,	December 31,
	2019	2018
	(In thousands)
Securities available for sale:
Net unrealized gain (loss)	$167	$(1,334)
Tax effect	(313)	(313)
Net-of-tax amount	(146)	(1,647)

Supplemental retirement plan
Unrecognized net actuarial loss	(652)	(605)
Unrecognized net prior service credit	311	395
	(341)	(210)
Tax effect	(47)	(47)
Net-of-tax amount	(388)	(257)

Accumulated other comprehensive loss	$(534)	$(1,904)

In 2020, the Company expects to recognize $83,000 in prior service credits and $45,000 in net actuarial losses as components of cost for the supplemental retirement plan.  These amounts are included in accumulated other comprehensive loss at December 31, 2019.  Prior service credits and net actuarial gains and losses are amortized to periodic pension cost over varying periods based on the plan participants to whom they relate.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Segment reporting

An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in determining how to allocate resources and evaluate performance. The Company has two reporting business segments, namely, “Envision Bank” and “Envision Mortgage”. Management allocates indirect costs, such as IT, Marketing, Accounting and Administration, to each business segment in order to fully measure each segment’s results of operations. See Note 18 for disclosure of the Company’s segment information.

Earnings (loss) per share

Basic earnings (loss) per share represents income (loss) available to common stockholders divided by the weighted average of common shares outstanding during the period. Unvested restricted shares of common stock having dividend rights are treated as “participating securities” and, accordingly, are considered outstanding in computing basic earnings (loss) per share. Unallocated ESOP shares are not considered outstanding in computing earnings (loss) per share. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued. Stock options represent potential dilutive shares with the number of such shares computed using the treasury stock method. No options were included in the computation of earnings (loss) per share in 2019 and 2018 as their impact would be anti-dilutive.

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

Recent accounting pronouncements

On January 1, 2019, the Company early adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This Update provides a revenue recognition framework for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. The Company’s revenues relate principally to financial instruments, which are explicitly excluded from the scope of this Update. The impact to the consolidated financial statements upon adopting ASU 2014-09 was not material. See Note 16 for additional information.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Financial Instruments. This ASU revises the accounting related to the classification and measurement of investments in equity securities, and the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments to require use of an exit pricing notion. This ASU is effective for emerging growth companies for annual periods beginning after December 31, 2018, and interim periods beginning after December 31, 2019. The Company adopted this ASU effective December 31, 2019. The impact of adoption of this ASU is limited to disclosure of the fair value of financial instruments.

In February 2016, FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting requirements. In November 2019, FASB issued ASU 2019-10 which extended the effective date for adoption of ASU 2016-02 for smaller reporting companies to fiscal years beginning after December 31, 2020 and interim periods beginning in 2021. The Company’s assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the time of adoption. The Company is currently assessing the impact of the adoption of this ASU on its consolidated balance sheet.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing probable incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgements used in determining the allowance for loan losses, as well as the credit quality and underwriting standards of an organization’s loan portfolio. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

with credit deterioration. In November 2019, FASB issued ASU 2019-10 which extended the effective date for adoption of ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 31, 2022, including interim periods therein. Early adoption is permitted. The Company has formed a working group consisting of accounting, credit and data systems personnel to lead our implementation of this ASU. The working group is evaluating the alternative methodologies which are available and has engaged professional advisors to assist in implementation.

In April 2017, the FASB issued ASU 2017-08 Receivables – Non-refundable Fees and Other Costs, which shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. Currently, GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. This ASU requires that premiums on certain callable debt securities be amortized to the shortest call date. Securities within the scope of this paragraph are those that have explicit, noncontingent call features that are callable at fixed prices and on preset dates. This ASU is effective for emerging growth companies for annual periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted, including adoption in an interim period. The impact of adopting this ASU is dependent on the materiality of callable debt securities meeting the specific criteria set forth therein at the time of adoption. The Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement – Changes to the Disclosure Requirements for Fair Value Measurement, which removes the disclosure requirements for transfers between Levels 1 and 2 of the fair value hierarchy, the policy for timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. This ASU also adds disclosure requirements for the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. This ASU is effective for emerging growth companies for annual periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

In December 2019, FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. This ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including eliminating the exception to the requirement that the tax effect of income from continuing operations should be determined without considering the tax effect of items that are not included in continuing operations such as items included in other comprehensive income (loss). This ASU is effective for emerging growth companies for annual periods beginning after December 15, 2021, and interim periods beginning after December 15, 2022. The impact of adoption of this ASU is limited and not expected to be material.

Reclassifications

Certain reclassifications have been made to the 2018 consolidated financial statements in order to conform to the presentations used in the 2019 consolidated financial statements.  Such reclassifications had no impact on net income (loss) as presented in such financial statements.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

2.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2019

U.S. Government-sponsored enterprises	$4,000	$13	$(1)	$4,012
Corporate	1,513	15	—	1,528
Municipal	744	9	—	753
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	35,238	458	(286)	35,410
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	8,977	—	(53)	8,924
U.S. Government-guaranteed	1,363	7	—	1,370
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,395	23	—	1,418
U.S. Government-guaranteed	4,106	10	(28)	4,088
Total securities available for sale	$57,336	$535	$(368)	$57,503

December 31, 2018

Debt securities:
U.S. Government-sponsored enterprises	$3,999	$13	$(31)	$3,981
Corporate	1,524	6	(18)	1,512
Municipal	1,489	18	—	1,507
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	26,989	71	(754)	26,306
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	9,094	—	(487)	8,607
U.S. Government-guaranteed	1,796	—	(33)	1,763
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,642	—	(17)	1,625
U.S. Government-guaranteed	4,839	2	(104)	4,737
Total debt securities	51,372	110	(1,444)	50,038

Mutual fund	518	—	—	518

Total securities available for sale	$51,890	$110	$(1,444)	$50,556

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2019 are presented below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$4,501	$4,518
After 1 year through 5 years	1,512	1,522
After 5 years through 10 years	244	253
	6,257	6,293

Mortgage-backed securities and collateralized mortgage obligations	51,079	51,210

	$57,336	$57,503

Obligations of U.S. Government-sponsored enterprises consist primarily of securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

At December 31, 2019 and 2018, investment securities having a fair value of $2,013,000 and $2,010,000, respectively, were pledged as collateral for certain deposits and FHLBB borrowings.

There were no individual holdings of investment securities at December 31, 2019 and 2018, other than holdings of the U.S. Government and its agencies, which exceeded 10% of the Company’s stockholders’ equity as of such dates.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
December 31, 2019	(In thousands)
Debt securities:
U.S. Government-sponsored enterprises	$—	$—	$(1)	$1,999
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(123)	11,256	(163)	9,632
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	(53)	8,924	—	—
Collateralized mortgage obligations:
U.S. Government-guaranteed	(15)	1,891	(13)	883
Total debt securities	$(191)	$22,071	$(177)	$12,514
December 31, 2018
Debt securities:
U.S. Government-sponsored enterprises	$—	$—	$(31)	$1,969
Corporate	(5)	497	(13)	506
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(6)	7,038	(748)	12,981
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	—	—	(487)	8,607
U.S. Government-guaranteed	—	—	(33)	1,763
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	—	—	(17)	1,625
U.S. Government-guaranteed	—	—	(104)	3,879
Total debt securities	$(11)	$7,535	$(1,433)	$31,330

At December 31, 2019, 26 debt securities have unrealized losses with aggregate depreciation of 1.05% from the Company’s amortized cost basis. The unrealized losses at December 31, 2019, which related primarily to mortgage-backed securities issued by U.S. government-sponsored enterprises, were primarily caused by changes in interest rates since their date of acquisition. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments.  Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at December 31, 2019.

For the year ended December 31, 2019, proceeds from the sale of a security amounted to $534,000, which resulted in a realized gain of $16,000.

For the year ended December 31, 2018, proceeds from the sale of securities amounted to $8,958,000 which resulted in a realized gain of $49,000. In addition, losses of $33,000 and $27,000 were recognized upon prepayment of a commercial mortgage-backed security and an OTTI write-down of a mutual fund, respectively, in 2018.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

3.	LOANS

A summary of the loan portfolio is as follows:

	December 31,
	2019	2018
	(In thousands)
Mortgage loans on real estate:
Residential:
One-to four-family	$244,711	$246,756
Home equity loans and lines of credit	41,669	43,545
Commercial	125,405	113,642
Construction	35,485	42,139
	447,270	446,082

Commercial and industrial	9,093	21,285
Consumer	15,641	19,407

Total loans	472,004	486,774
Allowance for loan losses	(4,280)	(4,437)
Net deferred loan costs and fees, and purchase premiums	1,407	1,509

	$469,131	$483,846

The Company periodically transfers a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets.  The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties.  At December 31, 2019 and 2018, the Company was servicing loans for participants aggregating $5,283,000 and $5,596,000, respectively. See Note 4 for information relating to the Company’s servicing of residential mortgage loans for others.

The following tables present activity in the allowance for loan losses, by loan category, for the years ended December 31, 2019 and 2018 and allocation of the allowance to each category as of such dates:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
	(In thousands)
Allowance for loan losses
Balance at December 31, 2017	$854	$359	$1,620	$351	$335	$218	$3,737
Provision (credit) for loan losses	197	(67)	30	414	(70)	258	762
Loans charged-off	—	—	(2)	—	—	(119)	(121)
Recoveries	41	—	—	—	—	18	59
Balance at December 31, 2018	1,092	292	1,648	765	265	375	4,437
Provision (credit) for loan losses	(21)	(3)	192	(73)	(30)	(65)	—
Loans charged-off	—	—	—	—	—	(192)	(192)
Recoveries	25	—	—	—	—	10	35
Balance at December 31, 2019	$1,096	$289	$1,840	$692	$235	$128	$4,280

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
December 31, 2019
Allowance for impaired loans	$116	$—	$—	$—	$—	$—	$116
Allowance for non-impaired loans	980	289	1,840	692	235	128	4,164
Total allowance for loan losses	$1,096	$289	$1,840	$692	$235	$128	$4,280
Impaired loans	$5,640	$407	$46	$—	$—	$—	$6,093
Non-impaired loans	239,071	41,262	125,359	35,485	9,093	15,641	465,911
Total loans	$244,711	$41,669	$125,405	$35,485	$9,093	$15,641	$472,004
December 31, 2018
Allowance for impaired loans	$108	$—	$—	$—	$—	$174	$282
Allowance for non-impaired loans	984	292	1,648	765	265	201	4,155
Total allowance for loan losses	$1,092	$292	$1,648	$765	$265	$375	$4,437
Impaired loans	$6,291	$408	$52	$—	$—	$199	$6,950
Non-impaired loans	240,465	43,137	113,590	42,139	21,285	19,208	479,824
Total loans	$246,756	$43,545	$113,642	$42,139	$21,285	$19,407	$486,774

The following table presents past due and non-accrual loans, by loan category, at December 31, 2019 and 2018:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due (1)	Non-accrual Loans
	(In thousands)
December 31, 2019
Residential one-to four-family	$215	$587	$—	$802	$2,922
Home equity loans and lines of credit	188	244	—	432	336
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	76	11	—	87	—

Total	$479	$842	$—	$1,321	$3,258

December 31, 2018
Residential one-to four-family	$655	$207	$635	$1,497	$2,474
Home equity loans and lines of credit	520	—	—	520	407
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	25	4	—	29	149

Total	$1,200	$211	$635	$2,046	$3,030

(1)	Excludes non-accrual loans which are separately presented.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Further information pertaining to impaired loans, which includes both non-accrual loans and troubled debt restructurings, follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
December 31, 2019
Impaired loans without a valuation allowance:
Residential one-to four-family	$3,322	$3,322	$—
Home equity loans and lines of credit	407	407	—
Commercial real estate	46	46	—
Total	3,775	3,775	—

Impaired loans with a valuation allowance:
Residential one-to four-family	2,318	2,318	116

Total impaired loans	$6,093	$6,093	$116

December 31, 2018
Impaired loans without a valuation allowance:
Residential one-to four-family	$4,280	$4,280	$—
Home equity loans and lines of credit	408	408	—
Commercial real estate	52	52	—
Total	4,740	4,740	—

Impaired loans with a valuation allowance:
Residential one-to four-family	2,011	2,011	108
Consumer	199	199	174
Total	2,210	2,210	282

Total impaired loans	$6,950	$6,950	$282

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Information related to the average balances of impaired loans and the interest income recognized on such loans, follows:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Year Ended December 31, 2019

Residential one-to four-family	$5,594	$236	$87
Home equity loans and lines of credit	424	11	10
Commercial real estate	132	4	—
Consumer	35	1	—

Total	$6,185	$252	$97

Year Ended December 31, 2018
Residential one-to four-family	$6,781	$210	$84
Home equity loans and lines of credit	420	36	36
Commercial real estate	244	15	—
Consumer	50	2	—

Total	$7,495	$263	$120

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

At December 31, 2019, the Company had eighteen residential real estate loans, one consumer loan and one commercial real estate loan aggregating $3,616,000, $44,000 and $46,000, respectively, which were subject to troubled debt restructuring agreements.

At, December 31, 2018, the Company had seventeen residential real estate loans and one commercial real estate loan aggregating $3,341,000 and $52,000, respectively, which were subject to troubled debt restructuring agreements.

As of December 31, 2019 and 2018,  $3,706,000 and $3,393,000, respectively, in troubled debt restructurings were performing in accordance with the terms of the modified loan agreements.  Included in such amounts are $1,557,000 and $366,000, respectively, that are being accounted for as non-accrual loans.

For the year ended December 31, 2019 the Company entered into six loan modifications meeting the criteria of a troubled debt restructuring in which a loan term concession was granted to a borrower.  For the year ended December 31, 2018, the Company entered into one loan modification meeting the criteria of a troubled debt restructuring.

Management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each of the troubled debt restructurings.  Any reserve required is recorded as part of the allowance for loan losses.  At December 31, 2019 and 2018 allowances of $116,000 and $282,000, respectively, related to troubled debt restructurings.

During the years ended December 31, 2019 and 2018, there were no troubled debt restructurings that defaulted (over 30 days past due) within twelve months of the restructure date. No additional funds are committed to be advanced on loans being accounted for as troubled debt restructurings.

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

The following table presents the Company’s loans by risk rating at December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial
	(In thousands)
Loans rated 1 - 3A	$121,703	$35,485	$8,134	$113,642	$42,139	$21,285
Loans rated 4	3,702	—	206	—	—	—
Loans rated 5	—	—	753	—	—	—

	$125,405	$35,485	$9,093	$113,642	$42,139	$21,285

Residential mortgages, home equity loans and lines of credit, and consumer loans are monitored for credit quality based primarily on their payment status. When one of these loans becomes more than 90 days delinquent it is assigned an internal loan rating. At December 31, 2019, $2,925,000 in residential mortgages were rated as substandard and $1,293,000 in residential mortgages and $336,000 in home equity lines of credit were rated as special mention. At December 31, 2018, one consumer loan for $149,000 was rated as doubtful, $2,469,000 in residential mortgages and one consumer loan for $50,000 were rated as substandard and $936,000 in residential mortgages and $407,000 in home equity lines of credit were rated as special mention.

4.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were $1,049,807,000 and $929,289,000 at December 31, 2019 and 2018, respectively.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following table summarizes the activity in the Company’s MSRs for the indicated periods:

	For the Years Ended December 31,
	2019	2018
Mortgage servicing rights:	(In thousands)
Balance at beginning of year	$7,786	$6,397
Additions through originations	2,979	2,380
Amortization	(1,281)	(983)
Balance at end of year	$9,484	$7,794
Valuation allowance:
Balance at beginning of year	$8	$90
Provision (credit)	920	(82)
Balance at end of year	$928	$8
Mortgage servicing rights, amortized cost	$8,556	$7,786
Mortgage servicing rights, fair value	$8,817	$8,554

At December 31, 2019 and 2018, the fair value of MSRs was determined using a discount rate of 12% and projected annual prepayment speeds ranging from 9% to 14% for 2019 and 7% to 35% for 2018.

During the years ended December 31, 2019 and 2018, the Company increased (reduced) the valuation allowance for its MSRs by $920,000 and ($82,000), respectively. Such adjustments were due to changes in fair value caused by the impact of interest rate movements on actual and expected loan prepayments.

Contractually specified servicing fees for the years ended December 31, 2019 and 2018 amounted to $2,585,000 and $2,165,000, respectively, and are included in mortgage servicing fees, net.

5.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,		Estimated
	2019	2018	Useful Life
	(In thousands)		(In years)
Land and improvements	$953	$1,025
Buildings and improvements	3,305	3,280	5 to 50
Leasehold improvements	2,231	2,136	3 to 10
Furniture and equipment	5,170	5,032	3 to 10
Construction-in-progress	82	84
	11,741	11,557
Less accumulated depreciation and amortization	(5,993)	(5,189)
	$5,748	$6,368

Total depreciation and amortization expense for the years ended December 31, 2019 and 2018 amounted to $857,000 and $835,000, respectively.

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

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

In October 2018, the Board of Directors approved a plan to consolidate mortgage banking operations in the Company’s North Attleboro loan operations center (see Note 20 for additional information). As part of this decision, certain mortgage banking employees not directly involved in the loan origination process remained at the Andover location. Based on an analysis of space needs for the remaining employees, the area not currently under sublease was subdivided resulting in approximately half of the total leased space in Andover becoming available for sublease. In connection with these actions, the Company recognized a fair value “cease use” liability of $565,000 based on estimated future cash flows which is included in the restructuring charge recorded in the fourth quarter of 2018. This space remains unoccupied and the Company adjusted the cease use liability at December 31, 2019 on the assumption that this space will continue to be unoccupied through the lease term which ends in March 2023.

In addition to the cease use liability, the Company also recognized an impairment write-down of $168,000 for furniture and equipment which is no longer expected to be used in operations. This write-down is also included in the restructuring charge recorded in the fourth quarter of 2018.

During 2018, the Company sold three branch buildings, two of which were replaced by newly constructed or leased locations. Two of these buildings were reclassified to assets held for sale in 2017. During 2018, these buildings were sold and a net gain of $215,000 was recognized.

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

6.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2019	2018
	(In thousands)
Demand deposits	$61,603	$64,229
NOW accounts	39,043	42,802
Money market deposits	71,530	60,843
Regular and other savings accounts	126,876	101,137
Brokered deposits	10,167	10,088
Total non-certificate accounts	309,219	279,099
Term certificates less than $250,000	85,425	99,491
Term certificates of $250,000 or more	21,707	8,048
Term certificates - brokered	80,691	50,492
Total certificate accounts	187,823	158,031
	$497,042	$437,130

Included in brokered term certificates at December 31, 2019 are $15.3 million at a weighted average rate of 2.19% having call options.  In January 2020, the Company exercised its right to call $11.8 million of these term certificates and in March 2020 exercised its right to call the remaining $3.5 million.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

A summary of term certificates, including brokered deposits, by maturity is as follows:

	December 31, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
Maturing during:	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2019	$—	—%	89,167	1.68%
2020	140,987	1.92	40,847	2.16
2021	18,840	1.88	12,785	2.16
2022	25,610	2.12	14,101	1.98
2023	1,743	1.28	1,131	1.38
2024	643	1.32	—	—
	$187,823	1.94%	$158,031	1.87%

7.	BORROWINGS

A summary of borrowings from the FHLBB at December 31, 2019 and 2018 is as follows:

	2019		2018
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Fixed-rate advances maturing:
2019	$—	—%	$84,184	2.57%
2020*	22,476	1.80	2,894	1.49
2021*	11,927	1.86	1,958	1.33
2022*	10,000	2.20	—	—
	$44,403	1.91%	$89,036	2.50%

*	Includes amortizing advances which require monthly principal and interest payments.

Included in FHLBB borrowings at December 31, 2019 and 2018 are overnight advances and advances having a one-month maturity of $19.8 million and $82.7 million, respectively. Selected information for such short-term borrowings for the years presented is as follows (in 000’s):

	2019	2018
Average daily balance	$73,551	$63,552
Maximum outstanding at any month end	128,283	108,819

Advances from the FHLBB are secured by a blanket pledge agreement on the Bank’s qualified collateral, defined principally as 75% of the carrying value of pledged first mortgage loans on owner-occupied residential property and 65% on pledged commercial real estate loans.  Available borrowing capacity at December 31, 2019 was $136.5 million.  At December 31, 2019, the Bank was in compliance with the FHLBB collateral requirements.

The Bank also has a $4,195,000 available line of credit with the FHLBB at an interest rate that adjusts daily.  Borrowings under the line are limited to 2% of the Bank’s total assets.  At December 31, 2019 and 2018, there were no advances outstanding.

The Bank also has a $2,000,000 available line of credit with the Federal Reserve Bank of Boston and a $7,500,000 available line of credit with a correspondent bank. No advances were outstanding under either of these lines at December 31, 2019 and 2018.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

8.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows (in thousands):

	Years Ended December 31,
	2019	2018
Current tax expense:
Federal	$—	$—
State	118	31
Total current tax expense	118	31
Deferred tax expense (benefit):
Federal	723	(541)
State	226	73
	949	(468)
Change in valuation allowance	(949)	468
Total deferred tax expense (benefit)	—	—
Total tax expense	$118	$31

The reasons for the differences between the statutory federal income tax expense (benefit) and the actual tax expense are summarized as follows (in thousands):

	Years Ended December 31,
	2019	2018
Statutory federal tax rate of 21%	$745	$(432)
Increase (decrease) resulting from:
State taxes, net of federal tax effect	272	83
Bank-owned life insurance	(39)	(46)
Tax-exempt income	(9)	(25)
Change in valuation allowance	(949)	468
Other, net	98	(17)
Total tax expense	$118	$31

The Tax Cuts and Jobs Act of 2017 repealed the alternative minimum tax (“AMT”) and also provided that existing AMT credit carryforwards be refunded over a four-year period. During 2019, the Company received a refund of $231,000. At December 31, 2019, a tax receivable of $231,000 for the remaining balance of refundable AMT credits is included in other assets in the accompanying consolidated balance sheets.

The components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Federal	$4,809	$5,134
State	1,066	1,134
	5,875	6,268
Valuation allowance	(2,297)	(3,246)
	3,578	3,022
Deferred tax liabilities:
Federal	(2,547)	(2,189)
State	(1,031)	(833)
	(3,578)	(3,022)
Net deferred tax asset	$—	$—

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The tax effects of items giving rise to deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2019	2018
Employee benefit plans	$714	$825
Allowance for loan losses	1,203	1,247
Funded status of post-retirement benefits	(47)	(47)
Securities available for sale	(313)	(313)
Depreciation and amortization	279	249
Net deferred loan origination costs	(350)	(357)
Mortgage servicing rights	(2,366)	(2,082)
Net operating loss carryforward	2,517	2,864
Charitable contribution carryforward	619	700
Derivatives	(377)	(105)
Stock-based compensation	185	121
Other, net	233	144
	2,297	3,246
Valuation allowance on net deferred tax assets	(2,297)	(3,246)
Net deferred tax asset	$—	$—

At December 31, 2019, the Company has a federal net operating loss carryforward of $11,985,000, of which $2,981,000 expires on December 31, 2033, $406,000 expires on December 31, 2034, $1,542,000 expires on December 31, 2035, $501,000 expires on December 31, 2036, $2,871,000 expires on December 31, 2037 and $3,684,000 has no expiration.

At December 31, 2019, the Company has a charitable contribution carryforward of $2,301,000 of which all but $77,000 expires on December 31, 2021.

Since 2014, the Company has maintained a valuation allowance for all of its deferred tax assets based on a determination that it was more likely than not that such assets would not be realized. This determination was based on the Company’s net operating loss carryforward position, its current period operating results exclusive of non-recurring items and its expectations for the upcoming year. In performing subsequent assessments through 2018, management concluded that no significant changes in the key factors affecting the realizability of our deferred tax assets had occurred and that a valuation allowance for all deferred tax assets should be maintained. After incurring losses in four of the five previous years, the Company had net income of $3.4 million in 2019. In performing its assessment of the need for a valuation allowance as of December 31, 2019, management concluded that the improvement in operating results, while significant, would need to be sustained for an additional period to provide sufficient evidence that realizability of deferred tax assets was more likely than not to occur. As a result, the 100% valuation allowance for deferred tax assets was maintained at December 31, 2019.

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

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities.  The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2016 through 2019.  The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2016 are open.

9.	ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Loan Commitments

Mortgage loan interest rate lock commitments qualify as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  The Company enters into commitments to fund residential mortgage

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

loans at specified rates and times in the future, with the intention that these loans will subsequently be sold in the secondary market or to other financial institutions.

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases.  Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of derivative loan commitments was $89,925,000 and $36,852,000 at December 31, 2019 and 2018, respectively.  The fair value of such commitments at December 31, 2019 and 2018 was an asset of $1,472,000 and $627,000, respectively, and is included in other assets in the accompanying consolidated balance sheets. During the years ended December 31, 2019 and 2018, the increase in aggregate fair value of $845,000 and $264,000, respectively, related to interest rate lock commitments was recognized and included in the net gain on loan origination and sales activities in the accompanying consolidated statements of operations.

Forward Loan Sale Commitments

The Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments and, effective in the fourth quarter of 2018, TBA securities to hedge the financial impact of changes in interest rates on the value of loans that would result from the exercise of the derivative loan commitments.

With a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date.  If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it may be obligated to pay a “pair-off” fee, based on then-current market prices, to the investor to compensate the investor in the event of a loss in value.

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

The Company expects that these forward loan sale commitments and TBA securities will experience changes in fair value that serve to substantially offset the change in fair value of derivative loan commitments the degree to which depends on the notional amount of such sale commitments.  The aggregate notional amount of forward loan sale commitments and TBA securities was $85,401,000 and $42,021,000 at December 31, 2019 and 2018, respectively. The fair value of such commitments at December 31, 2019 and 2018 consisted of liabilities of $140,000 and $263,000, respectively, included in other liabilities in the consolidated balance sheets and assets of $11,000 and $10,000, respectively, included in other assets in the consolidated balance sheets. During the years ended December 31, 2019 and 2018, net reductions (increases) in the aggregate fair value liability of $124,000 and ($238,000), respectively, related to forward loan sale commitments and TBA securities were recognized and included in net gain on loan originations and sales activities in the accompanying consolidated statements of operations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following tables) of total, Tier 1 capital and common equity Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets (all as defined). Management believes, as of December 31, 2019 and 2018, that the Bank met all capital adequacy requirements to which it is subject.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

As of December 31, 2019, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual and minimum capital amounts and ratios, exclusive of the capital conservation buffer, are presented in the following table:

					Minimum
					To Be Well
			For Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2019
Total capital (to risk weighted assets)	$76,652	16.7%	$36,637	8.0%	$45,796	10.0%
Tier 1 capital (to risk weighted assets)	72,372	15.8	27,478	6.0	36,637	8.0
Common equity Tier 1 capital (to risk weighted assets)	72,372	15.8	20,608	4.5	29,768	6.5
Tier 1 capital (to average assets)	72,372	11.3	25,627	4.0	32,033	5.0
December 31, 2018
Total capital (to risk weighted assets)	72,523	16.1	36,084	8.0	45,105	10.0
Tier 1 capital (to risk weighted assets)	68,086	15.1	27,063	6.0	36,084	8.0
Common equity Tier 1 capital (to risk weighted assets)	68,086	15.1	20,297	4.5	29,318	6.5
Tier 1 capital (to average assets)	68,086	10.9	25,056	4.0	31,320	5.0

11.	POST-RETIREMENT PLANS

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

At December 31, 2019 and 2018, the accrued benefits related to the agreements amounted to $507,000 and $549,000, respectively.  Total expense, included in other non-interest expenses, related to these supplemental agreements amounted to $51,000 and $58,000 for the years ended December 31, 2019 and 2018, respectively.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Supplemental retirement plan

The Company has a master supplemental retirement plan (“Plan”) which covers certain officers and directors of the Company.  In 2019 and 2018, the only active participants in the Plan were certain directors.  Information pertaining to activity in the Plan follows:

	Years Ended December 31,
	2019	2018
	(In thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	201	201
Benefits paid	(201)	(201)
Fair value of plan assets at end of year	—	—
Change in benefit obligation:
Benefit obligation at beginning of year	1,561	1,724
Service cost	10	10
Interest cost	53	48
Actuarial (gain) loss	83	(20)
Benefits paid	(201)	(201)
Benefit obligation at end of year	1,506	1,561
Unfunded status and accrued supplemental pension cost at year end	$(1,506)	$(1,561)
Accumulated benefit obligation at year end	$1,506	$1,561

The assumptions used to determine the benefit obligation are as follows:

	December 31,
	2019	2018
Discount rate	2.50%	3.60%
Annual inflation factor	1.00%	1.00%

Net periodic benefit cost, included in other non-interest expenses, attributable to the Plan for the years ended December 31, 2019 and 2018, consists of the following:

	2019	2018
	(In thousands)
Service cost	$10	$10
Interest cost	53	48
Amortization of net actuarial loss	36	41
Amortization of prior service credit	(84)	(89)
	$15	$10

The following assumptions were used to determine the net periodic benefit cost for the years ended December 31, 2019 and 2018:

	2019	2018
Discount rate	3.60%	2.90%
Annual inflation factor	1.00%	1.00%

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Estimated future benefit payments, which reflect expected future services, as appropriate, are as follows:

Years Ending
December 31,	Amount
(In thousands)
2020	$201
2021	201
2022	213
2023	345
2024	213
2025-2029	425

Endorsement split-dollar life insurance arrangements

The Company is the sole owner of life insurance policies pertaining to certain of the Company’s current and former directors and executives.  The Company has entered into agreements with these directors and executives whereby the Company will pay to the directors’ and executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies.  Expense associated with this post-retirement benefit for the years ended December 31, 2019 and 2018 amounted to $19,000 and $16,000, respectively.  At December 31, 2019 and 2018, the accrued benefits related to the split-dollar arrangements amounted to $451,000 and $432,000, respectively.

401(k) Plan

The Company maintains a 401(k) Plan whereby each employee reaching the age of 21 automatically becomes a participant in the plan.  Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. All employees who have worked for one year or 1,000 hours are eligible for an automatic employer contribution of 3% of employees’ compensation, which requires no vesting period. The Company also matches 50% of the first 2% of an eligible employee’s contributions, allowing for a total employer contribution of 4% of employees’ compensation.  Matching contributions vest over a four year service period.  In addition, a profit-sharing provision allows for an additional discretionary contribution by the Company upon approval of the Board of Directors.  For the years ended December 31, 2019 and 2018, expense attributable to the 401(k) Plan amounted to $753,000 and $580,000, respectively.

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

Stock Options

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility incorporates peer group volatility because the Company does not have a sufficient trading history.

•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.

•	Expected dividend yield is based on the Company's history and expectation of dividend payouts.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

The Company made the following grants of options to purchase shares of common stock during the years ended December 31, 2019 and 2018:

	2019	2018
Options granted	57,252	27,000
Vesting period (years)	3 - 5	3 - 5
Expiration period (years)	10	10
Expected volatility	26.14% - 29.09%	29.09% - 29.87%
Expected life (years)	6 - 6.5	6 - 6.5
Expected dividend yield	—	—
Risk free interest rate	2.37% - 2.61%	2.68% - 2.77%
Option fair value	$2.99 - $5.83	$5.78 - $5.83

The following table presents the activity and certain other information related to stock option grants under the Equity Plan for the year ended December 31, 2019:

Options	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2019	312,705	$14.78	8.73	$—
Granted	57,252	14.93
Forfeited	(6,500)	13.90
Expired	(3,250)	14.66
Balance at December 31, 2019	360,207	$14.82	8.01	$1,017,708
Exercisable at December 31, 2019	120,704	$14.75	7.81	$349,852
Unrecognized compensation cost (inclusive of directors' options)	$982,722
Weighted average remaining recognition period (years)	2.79

For the years ended December 31, 2019 and 2018, stock-based compensation expense applicable to stock options was $366,000 and $304,000, respectively.

Restricted Stock

Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the plan. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Restricted stock awarded in 2017 and 2019 was at no cost to the awardee.

The following table presents the activity and certain other information related to restricted stock awards under the Equity Plan for the year ended December 31, 2019:

	Restricted Stock Awards	Weighted Average Grant Price
Restricted stock awards at January 1, 2019	126,694	$14.66
Granted	33,335	15.07
Vested	(31,668)	14.66
Forfeited	(2,500)	15.07
Non-vested stock awards at December 31, 2019	125,861	$14.76
Unrecognized compensation cost	$1,651,000
Weighted average remaining recognition period (years)	3.04

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Total expense for the restricted stock awards was $553,000 and $493,000 for the years ended December 31, 2019 and 2018, respectively.

13.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company maintains an Employee Stock Ownership Plan (“ESOP”), which is a tax-qualified retirement plan providing eligible employees the opportunity to own Company stock. The Company granted a loan to the ESOP for the purchase of 469,498 shares of its common stock at $10.00 per share. The loan is payable annually over 25 years with interest at the prime rate to be reset each January 1st. The interest rate in effect for the years ended December 31, 2019 and 2018 was 5.50% and 4.50%, respectively. The loan is secured by the shares which have not yet been allocated to participants. Loan payments are funded by cash contributions from the Bank. Such contributions are allocated to eligible participants based on their compensation, subject to federal tax limits.

Shares are committed to be released on a monthly basis and allocated as of December 31st of each year. The number of shares to be allocated annually is 18,780 through the year 2040. For the years ended December 31, 2019 and 2018, the Company recognized compensation expense for the ESOP of $283,000 and $301,000, respectively. The fair value of the 394,378 unallocated ESOP shares at December 31, 2019 was $6,961,000.

14.	SHARE REPURCHASE PROGRAM

In September 2017, the Company’s Board of Directors adopted a share repurchase program under which the Company may repurchase up to 10%, or 586,854 shares of its then outstanding common shares. Repurchases under the program may be made in open market or in privately negotiated transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program may be suspended or terminated at any time without prior notice and is currently set to expire on September 14, 2020. As of December 31, 2019, the Company had repurchased 468,896 shares at a cost of $7,231,000 in connection with this program.

15.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents net income (loss) divided by the weighted average of common shares outstanding during the period. Unvested restricted shares of common stock having dividend rights are treated as “participating securities” and, accordingly, are considered outstanding in computing basic earnings (loss) per share. Unallocated ESOP shares are not considered to be outstanding for purposes of computing earnings per share. None of the Company’s outstanding stock options were included in the computation of diluted earnings (loss) per share for the years ended December 31, 2019 and 2018, as their impact was anti-dilutive.

The following table sets forth the calculation of the average number of shares outstanding used to calculate the basic and diluted earnings (loss) per share for the periods indicated:

	2019	2018
Average number of common shares outstanding	5,787,385	5,994,373
Less: Average unallocated ESOP shares	(403,768)	(423,653)
	5,383,617	5,570,720

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

16.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the accompanying consolidated financial statements.

Lease commitments

Pursuant to the terms of non-cancelable lease and sublease agreements in effect at December 31, 2019, future minimum rent commitments are as follows:

Years Ending
December 31,	Leases	Sub-lease	Net
	(In thousands)
2020	$1,095	(89)	$1,006
2021	878	(91)	787
2022	681	(94)	587
2023	228	(16)	212
2024	91	—	91
Thereafter	23	—	23
	$2,996	$(290)	$2,706

The leases contain options to extend for periods of two to ten years.  The cost of unexercised options periods is not included above.  Total rent expense, net of sublease income, for the years ended December 31, 2019 and 2018 amounted to $887,000 and $992,000, respectively.

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

At December 31, 2019 and 2018, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2019	2018
	(In thousands)
Commitments to originate loans	$117,086	$38,404
Unused lines and letters of credit	52,721	45,977
Unadvanced funds on construction loans	11,029	14,175
Overdraft lines of credit	8,178	8,475

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

Employment Arrangement and Change in Control Agreements

The Company has entered into an employment arrangement with its President and Chief Executive Officer that provides for one year of salary continuation in the event his employment is terminated without cause or he resigns for good reason, subject to his

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

providing a release of claims and complying with a non-solicitation and non-disclosure agreement. See Note 23 for additional information.

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

Loans – Fair values are based on the exit price notion, which is what would be received to sell the loan in an orderly transaction between market participants at the measurement date. The valuation model takes into consideration internal financial reports, charge-off history for the Bank and peers and market interest rate information.

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

On-balance-sheet derivatives Fair values of forward loan sale commitments, including TBAs, and derivative loan commitments are based on fair values of the underlying mortgage loans and, for derivative loan commitments, fair values also include the value of servicing, costs to be incurred to close loans and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements.

Off-balance sheet credit-related instruments - Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair values of these instruments are not material.

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.   .

				Total
	Level 1	Level 2	Level 3	Fair Value
December 31, 2019	(In thousands)
Assets:
Securities available for sale	$—	$57,503	$—	$57,503
Portfolio loans (fair value option)		9,826	—	9,826
Loans held for sale (fair value option)	—	62,792	—	62,792
Derivative loan commitments	—	1,472	—	1,472
Forward loan sale commitments	—	11	—	11

Liabilities:
Forward loan sale commitments, including TBAs	—	140	—	140

December 31, 2018
Assets:
Securities available for sale:
Debt securities	$—	$50,038	$—	$50,038
Mutual fund	—	518	—	518
Portfolio loans (fair value option)	—	3,680	—	3,680
Loans held for sale (fair value option)	—	38,474	—	38,474
Derivative loan commitments	—	627	—	627
Forward loan sale commitments	—	10	—	10

Liabilities:
Forward loan sale commitments, including TBAs	—	263	—	263

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during 2019 or 2018.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with U.S. generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets and liabilities.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets and liabilities as of December 31, 2019 and 2018.  The gains and losses represent the amounts recorded during 2019 and 2018 on the assets and liabilities held at year-end. There no liabilities recorded at fair value on a non-recurring basis as of December 31, 2019 and 2018.

				Year Ended
	December 31, 2019			December 31, 2019
	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:	(In thousands)
Collateral dependent
impaired loans	$—	$—	$2,250	$—
Mortgage servicing rights	—	8,556	—	(920)

	$—	$8,556	$2,250	$(920)

				Year Ended
	December 31, 2018			December 31, 2018
	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$1,352	$—
Mortgage servicing rights	—	7,786	—	82
Foreclosed real estate	—	—	65	(36)

	$—	$7,786	$1,417	$46

Gains or losses applicable to impaired loans are based on the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in market conditions, less estimated selling costs, and are not recorded directly to current earnings but rather as a component in determining the allowance for loan losses.

The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes loan prepayment assumptions based on current market conditions and applies a discount rate based on indicated rates of return required by market participants. During the year ended December 31, 2018, the valuation allowance recognized in prior years due to partial impairment in certain strata of MSRs was reduced due to slower loan prepayment speeds and a reduction in the discount rate from 13% at December 31, 2017 to 12% at December 31, 2018. During the year ended December 31, 2019 the valuation allowance increased due to faster actual and projected loan prepayment speeds attributable to the decrease in interest rates on residential mortgage loans during the year.

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

	December 31, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$490	$492	$—	$492	$—
Securities available for sale	57,503	57,503	—	57,503	—
Loans held for sale	62,792	62,792	—	62,792	—
Loans, net	469,131	469,416	—	—	469,416
Derivative assets	1,483	1,483	—	1,483	—

Financial liabilities:
Deposits	$497,042	$496,979	$—	$496,979	$—
FHLBB advances	44,403	44,433	—	44,433	—
Derivative liabilities	140	140	—	140	—

	December 31, 2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$2,205	$2,196	$—	$2,196	$—
Securities available for sale	50,556	50,556	—	50,556	—
Loans held for sale	38,474	38,474	—	38,474	—
Loans, net	483,846	473,612	—	—	473,612
Derivative assets	637	637	—	637	—

Financial liabilities:
Deposits	$437,130	$435,964	$—	$435,964	$—
FHLBB advances	89,036	88,894	—	88,894	—
Derivative liabilities	263	263	—	263	—

18.	SEGMENT INFORMATION

The Company reports its activities in one of two business segments, namely Envision Bank (“EB”) and Envision Mortgage (“EM”). EB operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s five full service branch offices and investing those funds in residential and commercial real estate loans, home equity lines of credit, construction loans, commercial and industrial loans, and consumer loans. EM’s operations primarily consist of the origination and sale of residential mortgage loans and the servicing of loans sold to government-sponsored entities. A portion of the loans originated by EM are held in the loan portfolio of EB.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Segment information as of and for the year ended December 31, 2019, follows:

	For the Year Ended December 31, 2019
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$15,985	$1,848	$17,833
Provision for loan losses	—	—	—

Net interest income after provision for loan losses	15,985	1,848	17,833

Non-interest income:
Customer service fees	1,268	139	1,407
Gain on loan origination and sale activities, net (1)	—	19,851	19,851
Mortgage servicing fees, net	(363)	757	394
Other	596	366	962
Total non-interest income	1,501	21,113	22,614

Non-interest expenses:
Salaries and employee benefits	7,065	17,831	24,896
Occupancy and equipment	1,527	1,256	2,783
Other non-interest expenses	4,789	3,482	8,271
Total non-interest expenses	13,381	22,569	35,950

Income before income taxes and elimination of inter-segment profit	$4,105	$392	4,497

Elimination of inter-segment profit			(951)
Income before income taxes			3,546

Income tax expense			118
Net income			$3,428

Total assets, December 31, 2019	$521,144	$109,860	$631,004

(1) Before elimination of inter-segment profit

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.

2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for HELOC originations. This income for the year ended December 31, 2019 totaled $951,000.

3.

Loan servicing fees are charged to EB by EM based on the balance of residential mortgage loans held in portfolio at a rate of 0.14% per annum and amounted to $363,000 for the year ended December 31, 2019.

4.

Certain cost centers provide services to both business segments. The cost centers include Accounting, Marketing, IT and Administration. Costs which are common to both business segments are referred to as “indirect costs” and are allocated using relevant benchmarks, e.g. headcount, number of accounts, etc.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Segment information as of and for the year ended December 31, 2018 follows:

	For the Year Ended December 31, 2018
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$15,664	$1,032	$16,696
Provision for loan losses	762	—	762

Net interest income after provision for loan losses	14,902	1,032	15,934

Non-interest income:
Customer service fees	1,344	120	1,464
Gain on loan origination and sale activities, net (1)	—	8,859	8,859
Mortgage servicing fees, net	(310)	1,574	1,264
Gain on sales of buildings	2,476	—	2,476
Other	520	420	940
Total non-interest income	4,030	10,973	15,003

Non-interest expenses:
Salaries and employee benefits	6,793	12,972	19,765
Occupancy and equipment	1,507	1,366	2,873
Restructuring charge	—	968	968
Other non-interest expenses	4,476	3,590	8,066
Total non-interest expenses	12,776	18,896	31,672

Income (loss) before income taxes and elimination of inter-segment profit	$6,156	$(6,891)	(735)

Elimination of inter-segment profit			(1,320)
Loss before income taxes			(2,055)

Income tax expense			31
Net loss			$(2,086)

Total assets, December 31, 2018	$526,871	$87,469	$614,340

(1) Before elimination of inter-segment profit

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.

2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for HELOC originations. This income for the year ended December 31, 2018 totaled $1,320,000.

3.

Loan servicing fees are charged to EB by EM based on the balance of residential mortgage loans held in portfolio at a rate of 0.14% per annum and amounted to $310,000 for the year ended December 31, 2018.

4.

Certain cost centers provide services to both business segments. The cost centers include Accounting, Marketing, IT and Administration. Costs which are common to both business segments are referred to as “indirect costs” and are allocated using relevant benchmarks, e.g. headcount, number of accounts, etc.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

19.	OTHER NON-INTEREST EXPENSES

Included in other non-interest expenses in 2019 and 2018 are certain items exceeding 1% of the Company’s total interest and non-interest income as follows:

	2019	2018
	(In thousands)
Software amortization, licenses and maintenance	$1,017	$754
Card related expenses	459	470
Data communication and telephone	418	495
Directors fees, including stock-based compensation	586	613

20.	RESTRUCTURING CHARGE

During the fourth quarter of 2018, the Company finalized a plan to consolidate mortgage banking operations in the Company’s North Attleboro loan operations center. As a result, the Company eliminated fifteen administrative positions supporting the origination of residential mortgages in its Andover loan operations center and added eight similar positions in its North Attleboro location. Approximately twenty-five employees, including loan originators, remained in the Andover location.

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

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

21.	PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

Financial information as of December 31, 2019 and 2018 and for the years then ended pertaining to Randolph Bancorp, Inc. is as follows:

BALANCE SHEETS

	December 31,	December 31,
	2019	2018
Assets
Cash and due from bank	$1,445	$6,850
Investment in Envision Bank	72,872	66,971
ESOP loan	4,162	4,266

Total assets	$78,479	$78,087

Liabilities
Accounts payable	$—	$70
Due to Envision Bank	17	56
Total liabilities	17	126

Stockholders' Equity
Common stock	56	60
Additional paid-in capital	51,127	55,608
Retained earnings	31,757	28,329
ESOP-Unearned compensation	(3,944)	(4,132)
Accumulated other comprehensive loss, net of tax	(534)	(1,904)
Total stockholders' equity	78,462	77,961

Total liabilities and stockholders' equity	$78,479	$78,087

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018
Interest income	$235	$197
Operating expenses	194	197
Income before incomes taxes and equity in undistributed net income (loss) of Envision Bank	41	—
Applicable income taxes	3	—
Income before equity in undistributed net income (loss) of Envision Bank	38	—

Equity in undistributed net income (loss) of Envision Bank	3,390	(2,086)
Net income (loss)	$3,428	$(2,086)

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$3,428	$(2,086)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed net (income) loss of Envision Bank	(3,390)	2,086
Change in intercompany receivable/payable	(39)	197
Net cash provided by (used in) operating activities	(1)	197

Cash flows from investing activities:
Principal payments received on ESOP loan	104	112
Net cash provided by investing activities	104	112

Cash flows from financing activities:
Stock repurchases	(5,438)	(1,716)
Stock repurchase payable	(70)	70
Net cash used in financing activities	(5,508)	(1,646)

Net change in cash and due from bank	(5,405)	(1,337)

Cash and due from bank at the beginning of year	6,850	8,187

Cash and due from bank at end of year	$1,445	$6,850

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

22.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2019	2018	2019	2018	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Interest and dividend income	$6,016	$4,727	$6,454	$5,039	$6,541	$5,468	$6,219	$6,050
Interest expense	1,638	745	1,965	1,006	1,968	1,208	1,828	1,630
Net interest and dividend income	4,378	3,982	4,489	4,033	4,573	4,260	4,391	4,420
Provision (credit) for loan losses	—	95	(144)	(90)	—	178	144	579
Gain on loan origination and sales activities, net	2,588	1,547	5,068	1,854	5,782	1,956	5,462	2,183
Other non-interest income	825	861	787	929	522	1,252	630	3,102
Total non-interest income	3,413	2,408	5,855	2,783	6,304	3,208	6,092	5,285
Restructuring charges	—	—	—	92	—	—	—	875
Other non-interest expense	7,878	6,998	8,863	7,820	9,718	7,427	9,490	8,462
Total non-interest expense	7,878	6,998	8,863	7,912	9,718	7,427	9,490	9,337
Provision (benefit) for income taxes	(36)	4	119	4	14	5	21	17
Net income (loss)	$(51)	$(707)	$1,506	$(1,010)	$1,145	$(142)	$828	$(228)

Basic and diluted earnings (loss) per share	$(0.01)	$(0.13)	$0.28	$(0.18)	$0.21	$(0.03)	$0.16	$(0.04)
Weighted average common shares (basic and diluted)	5,478,544	5,603,886	5,465,205	5,580,683	5,345,786	5,567,596	5,248,021	5,526,416

During the fourth quarter of 2019, the Company recognized an increase of $284,000 in the valuation allowance for MSRs which is included in other non-interest income.

As disclosed in Note 20, the Company recognized a restructuring charge in the fourth quarter of 2018 associated with its mortgage banking operations.

As disclosed in Note 5, the Company recognized a gain of $2,261,000 on the sale of its former Boston branch location in the fourth quarter of 2018 which is included in other non-interest income.

23. SUBSEQUENT EVENT

On January 29, 2020, the Company announced a management succession plan wherein its President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer will retire from these roles effective April 1, 2020. In connection therewith the Company has entered into agreements with their successors that include customary provisions for executive management.

The President and Chief Executive Officer will receive salary continuation for one year at his current base salary of $400,000 and transition pay of $200,000 payable over one year for his support of the management transition and agreement to the non-competition and non-solicitation provisions in his retirement agreement.

Under the terms of their restricted stock and stock option agreements, all unvested stock and stock options will vest for both officers upon their retirement.

During the quarter ending March 31, 2020, the Company estimates that it will recognize compensation expense of $1,350,000 associated with the provisions of these agreements.