Form 10-Q
period 2020-03-31
Randolph Bancorp, Inc.
filed 2020-05-08
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) f

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, there were 5,479,884 shares of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

(In thousands except for share data)

	March 31,	December 31,
	2020	2019
Assets
Cash and due from banks	$4,589	$4,371
Interest-bearing deposits	16,656	3,881
Total cash and cash equivalents	21,245	8,252

Certificates of deposit	490	490
Securities available for sale, at fair value	55,465	57,503
Loans held for sale, at fair value	58,781	62,792
Loans, net of allowance for loan losses of $4,996 in 2020 and $4,280 in 2019	476,226	469,131
Federal Home Loan Bank of Boston stock, at cost	2,873	2,417
Accrued interest receivable	1,397	1,393
Mortgage servicing rights, net	7,488	8,556
Premises and equipment, net	5,667	5,748
Bank-owned life insurance	8,486	8,441
Foreclosed real estate	132	—
Other assets	14,636	6,281

Total assets	$652,886	$631,004

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$65,017	$61,603
Interest bearing	354,051	344,581
Brokered	85,951	90,858
Total deposits	505,019	497,042

Federal Home Loan Bank of Boston advances	52,013	44,403
Mortgagors' escrow accounts	2,074	2,052
Post-employment benefit obligations	2,329	2,464
Other liabilities	12,495	6,581
Total liabilities	573,930	552,542

Commitments and contingencies (Note 15)
Stockholders' Equity:
Preferred stock, no par value; authorized: 1,000,000 shares; issued: none	—	—
Common stock, $.01 par value; authorized: 15,000,000 shares; issued and outstanding: 5,466,344 shares at March 31, 2020 and 5,576,855 shares at December 31, 2019	55	56
Additional paid-in capital	50,832	51,127
Retained earnings	30,939	31,757
ESOP-Unearned compensation	(3,897)	(3,944)
Accumulated other comprehensive income (loss), net of tax	1,027	(534)
Total stockholders' equity	78,956	78,462

Total liabilities and stockholders' equity	$652,886	$631,004

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2020	2019
Interest and dividend income:
Loans	$5,620	$5,588
Securities-taxable	370	384
Securities-tax exempt	7	16
Interest-bearing deposits and certificates of deposit	56	28
Total interest and dividend income	6,053	6,016

Interest expense:
Deposits	1,425	1,160
Federal Home Loan Bank of Boston advances	203	478
Total interest expense	1,628	1,638

Net interest income	4,425	4,378
Provision for loan losses	724	—

Net interest income after provision for loan losses	3,701	4,378

Non-interest income:
Customer service fees	306	329
Gain on loan origination and sale activities, net	7,144	2,588
Mortgage servicing fees, net	(1,254)	319
Increase in cash surrender value of life insurance	45	45
Other	210	132
Total non-interest income	6,451	3,413

Non-interest expenses:
Salaries and employee benefits	8,126	5,412
Occupancy and equipment	698	656
Data processing	196	194
Professional fees	405	268
Marketing	152	188
FDIC insurance	56	31
Other	1,326	1,129
Total non-interest expenses	10,959	7,878

Loss before income taxes	(807)	(87)

Income tax expense (benefit)	11	(36)
Net loss	$(818)	$(51)

Weighted average common shares outstanding (basic and diluted)	5,158,294	5,478,544
Loss per common share (basic and diluted)	$(0.16)	$(0.01)

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(818)	$(51)

Other comprehensive income:
Securities available for sale:
Unrealized holding gains	1,564	678
Reclassification adjustment for net gains realized in income	—	—
Net unrealized gains	1,564	678
Related tax effects	—	(38)
Net-of-tax amount	1,564	640

Supplemental retirement plan:
Reclassification adjustments (1):
Actuarial losses	9	9
Prior service credits	(12)	(21)
	(3)	(12)
Related tax effects	—	—
Net-of-tax amount	(3)	(12)

Total other comprehensive income	1,561	628

Comprehensive income	$743	$577

(1)	Amounts are included in other non-interest expenses in the consolidated statements of operations.

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three months ended March 31, 2020 and 2019

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Equity
	(Dollars in thousands)
Balance at December 31, 2018	5,903,793	$60	$55,608	$28,329	$(4,132)	$(1,904)	$77,961

Net loss	—	—	—	(51)	—	—	(51)

Other comprehensive income	—	—	—	—	—	628	628

Stock repurchased	(30,500)	(1)	(428)	—	—	—	(429)

Restricted stock awards granted	20,000	—	—	—	—	—	—

Stock-based compensation	—	—	216	—	—	—	216

ESOP shares committed to be released	—	—	23	—	47	—	70
Balance at March 31, 2019	5,893,293	$59	$55,419	$28,278	$(4,085)	$(1,276)	$78,395

Balance at December 31, 2019	5,576,855	$56	$51,127	$31,757	$(3,944)	$(534)	$78,462

Net loss	—	—	—	(818)	—	—	(818)

Other comprehensive income	—	—	—	—	—	1,561	1,561

Stock repurchased	(98,800)	(1)	(1,194)	—	—	—	(1,195)

Restricted stock awards forfeited	(7,251)	—	—	—	—	—	—

Share redemption for tax withholdings
for restricted stock vesting	(4,460)	—	(53)	—	—	—	(53)

Stock-based compensation	—	—	931	—	—	—	931

ESOP shares committed to be released	—	—	21	—	47	—	68
Balance at March 31, 2020	5,466,344	$55	$50,832	$30,939	$(3,897)	$1,027	$78,956

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(818)	$(51)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	724	—
Loans originated for sale	(219,471)	(107,640)
Net gain on sales of mortgage loans	(5,825)	(2,070)
Proceeds from sales of mortgage loans	229,579	106,466
Net amortization of securities	54	32
Net change in deferred loan costs and fees, and purchase premiums	3	20
Depreciation and amortization	218	209
Stock-based compensation	931	216
ESOP expense	68	70
Increase in cash surrender value of life insurance	(45)	(45)
Net (increase) decrease in mortgage servicing rights	1,068	(354)
Other, net	(2,908)	(3,002)
Net cash provided by (used in) operating activities	3,578	(6,149)

Cash flows from investing activities:
Securities available for sale:
Calls/maturities	1,000	—
Principal payments on mortgage-backed securities	2,548	1,013
Loan originations, net of principal repayments	(6,435)	3,655
Loan purchases	(1,519)	(1,002)
Redemptions (purchases) of Federal Home Loan Bank of Boston stock	(456)	1,050
Purchases of premises and equipment	(137)	(148)
Net cash (used in) provided by investing activities	(4,999)	4,568

Cash flows from financing activities:
Net increase in non-brokered deposits	12,884	6,916
Net decrease in brokered deposits	(4,907)	(225)
Net decrease in short-term Federal Home Loan Bank of Boston borrowings	(19,822)	(3,827)
Issuance (repayments) of long-term Federal Home Loan Bank of Boston advances, net	27,432	(1,567)
Net increase (decrease) in mortgagors' escrow accounts	22	(137)
Repurchases of common stock	(1,195)	(429)
Net cash provided by financing activities	14,414	731

Net change in cash and cash equivalents	12,993	(850)

Cash and cash equivalents at beginning of period	8,252	7,118

Cash and cash equivalents at end of period	$21,245	$6,268
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$1,728	$1,657
Income taxes paid	$225	$15
Non-cash item:
Transfer of portfolio loan to foreclosed real estate	$132	$—

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2020 and 2019

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements include the accounts of Randolph Bancorp, Inc. (“Bancorp”) and its wholly-owned subsidiary, Envision Bank (the “Bank”, together with Bancorp, the “Company”). The Bank has subsidiaries involved in owning investment securities and foreclosed real estate properties and a subsidiary which provides loan closing services. All intercompany accounts and transactions have been eliminated in consolidation.

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying interim financial statements do not include all information required under GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other interim period.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing probable incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgements used in determining the allowance for loan losses, as well as the credit quality and underwriting standards of an organization’s loan portfolio. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. In November 2019, FASB issued ASU 2019-10 which extended the effective date for adoption of ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 31, 2022, including interim periods therein. Early adoption is permitted. The Company has formed a working group consisting of accounting, credit and data systems personnel to lead our implementation of this ASU. The working group is evaluating the alternative methodologies which are available and has engaged professional advisors to assist in implementation.

3.	GLOBAL PANDEMIC AFFECTING RANDOLPH BANCORP, INC. IN THE FIRST QUARTER OF 2020

On March 13, 2020, the United States Government declared a national emergency in response to the coronavirus (“COVID-19”) outbreak. This outbreak has caused, among other things, widespread shutdowns of businesses and volatile markets and has severely disrupted normal economic activity in the region the Company serves as well as across the nation.

The following summarizes the more significant financial repercussions of this national emergency for the Company.

Credit Quality and Allowance for Loan Losses

The Company established a $357,000 allowance for loan losses in the first quarter of 2020 directly related to the initial estimate, based on available information, of probable incurred losses resulting from the impact of the COVID-19 pandemic. As the Company acquires additional information on overall economic prospects together with further assessments of the impact on individual borrowers, the loss estimated will be revised as needed, and these revisions could be material. The Company’s approach to estimating the impact of this pandemic on credit quality is presented in Note 6 – “Loans and Allowance for Loan Losses.”

Disaster Response Plan Costs

The Company implemented its disaster response plans when the national emergency was declared and a stay at home order was issued in the Commonwealth of Massachusetts. To operate in this mode the Company incurred expenses for, among other things, buying equipment for a remote workforce, cleaning of office and branch buildings, and communications with customers regarding the status of the Company’s operations. These plan costs were immaterial for first quarter of 2020.

Loan Payment Deferral and Paycheck Protection Program

In response to the pandemic’s effect on our customers, the Company implemented a series of measures through the date of this report, including participation in the Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP”) and granting payment deferrals for residential mortgage, home equity and certain commercial borrowers who were current in their payments. Information regarding these programs is presented in Note 17 – “Subsequent Events.”

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities are reported as a separate component of stockholders’ equity, such items, along with net income (loss), are components of comprehensive income (loss).

The components of accumulated other comprehensive income (loss), included in total stockholders’ equity, are as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)
Securities available for sale:
Net unrealized gain	$1,731	$167
Tax effect	(313)	(313)
Net-of-tax amount	1,418	(146)

Supplemental retirement plan
Unrecognized net actuarial loss	(643)	(652)
Unrecognized net prior service credit	299	311
	(344)	(341)
Tax effect	(47)	(47)
Net-of-tax amount	(391)	(388)

Accumulated other comprehensive income (loss)	$1,027	$(534)

5.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2020

Debt securities:
U.S. Government-sponsored enterprises	$3,000	$19	$—	$3,019
Corporate	1,510	1	(5)	1,506
Municipal	744	8	—	752
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	33,021	1,218	—	34,239
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	8,947	340	—	9,287
U.S. Government-guaranteed	1,267	26	—	1,293
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,322	65	—	1,387
U.S. Government-guaranteed	3,923	60	(1)	3,982
Total securities available for sale	$53,734	$1,737	$(6)	$55,465

December 31, 2019

Debt securities:
U.S. Government-sponsored enterprises	$4,000	$13	$(1)	$4,012
Corporate	1,513	15	—	1,528
Municipal	744	9	—	753
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	35,238	458	(286)	35,410
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	8,977	—	(53)	8,924
U.S. Government-guaranteed	1,363	7	—	1,370
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,395	23	—	1,418
U.S. Government-guaranteed	4,106	10	(28)	4,088
Total securities available for sale	$57,336	$535	$(368)	$57,503

There were no sales of securities during the three months ended March 31, 2020 and 2019.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2020 are presented below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$3,501	$3,517
After 1 year through 5 years	1,509	1,509
After 5 years through 10 years	244	251
	5,254	5,277

Mortgage-backed securities	48,480	50,188

	$53,734	$55,465

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
March 31, 2020	(In thousands)
Debt securities:
Corporate	$(5)	$997	$—	$—
Collateralized mortgage obligations:
U.S. Government-guaranteed	(1)	457	—	—
Total debt securities	$(6)	$1,454	$—	$—

December 31, 2019
Debt securities:
U.S. Government-sponsored enterprises	$—	$—	$(1)	$1,999
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(123)	11,256	(163)	9,632
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	(53)	8,924	—	—
Collateralized mortgage obligations:
U.S. Government-guaranteed	(15)	1,891	(13)	883
Total debt securities	$(191)	$22,071	$(177)	$12,514

At March 31, 2020, three debt securities had unrealized losses with aggregate depreciation of 0.41% from the Company’s amortized cost basis. The unrealized losses at March 31, 2020 were due to interest rate increases since the date on which they were purchased. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at March 31, 2020.

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio is as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Real estate loans:
Residential:
One-to-four family	$250,006	$244,711
Home equity loans and lines of credit	43,503	41,669
Commercial	126,608	125,405
Construction	35,327	35,485
	455,444	447,270

Commercial and industrial	9,030	9,093
Consumer	15,344	15,641

Total loans	479,818	472,004
Allowance for loan losses	(4,996)	(4,280)
Net deferred loan costs and fees, and purchase premiums	1,404	1,407

	$476,226	$469,131

The following tables present activity in the allowance for loan losses by loan category for the three months ended March 31, 2020 and 2019, and allocation of the allowance to each category as of March 31, 2020 and December 31, 2019:

	Residential 1-4 Family	Second Mortgages and HELOC	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2020

Allowance at December 31, 2019	$1,096	$289	$1,840	$692	$235	$128	$4,280
Provision for loan losses	123	54	401	80	45	21	724
Loans charged-off	—	—	—	—	—	(16)	(16)
Recoveries	4	—	—	—	—	4	8

Balance at March 31, 2020	$1,223	$343	$2,241	$772	$280	$137	$4,996

Three Months Ended March 31, 2019

Allowance at December 31, 2018	$1,092	$292	$1,648	$765	$265	$375	$4,437
Provision (credit) for loan losses	(12)	—	(6)	38	(17)	(3)	—
Loans charged-off	—	—	—	—	—	(165)	(165)
Recoveries	6	—	—	—	—	4	10

Balance at March 31, 2019	$1,086	$292	$1,642	$803	$248	$211	$4,282

Additional information pertaining to the allowance for loan losses at March 31, 2020 and December 31, 2019 is as follows:

	Residential 1-4 Family	Second Mortgages and HELOC	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
March 31, 2020	(In thousands)
Allowance for impaired loans	$107	$—	$—	$—	$—	$—	$107
Allowance for non-impaired loans	1,116	343	2,241	772	280	137	4,889

Total allowance for loan losses	$1,223	$343	$2,241	$772	$280	$137	$4,996

Impaired loans	$4,594	$379	$45	$—	$—	$—	$5,018
Non-impaired loans	245,412	43,124	126,563	35,327	9,030	15,344	474,800

Total loans	$250,006	$43,503	$126,608	$35,327	$9,030	$15,344	$479,818

December 31, 2019

Allowance for impaired loans	$116	$—	$—	$—	$—	$—	$116
Allowance for non-impaired loans	980	289	1,840	692	235	128	4,164

Total allowance for loan losses	$1,096	$289	$1,840	$692	$235	$128	$4,280

Impaired loans	$5,640	$407	$46	$—	$—	$—	$6,093
Non-impaired loans	239,071	41,262	125,359	35,485	9,093	15,641	465,911

Total loans	$244,711	$41,669	$125,405	$35,485	$9,093	$15,641	$472,004

As described in Note 3 – “Global Pandemic Affecting Randolph Bancorp, Inc. in the First Quarter of 2020” the COVID-19 pandemic has already affected the Company’s operations in the first quarter of 2020.  This pandemic has severely disrupted normal economic activity in the communities the Company serves along with the rest of the nation. It is impossible to know the full extent of the impact of the COVID-19 pandemic and the continued effects it may have on the Company’s operations.

Management has determined a separate qualitative element of the allowance to represent the estimate of probable incurred losses associated with the impact of the pandemic events on the Company’s loan portfolios.  This estimate is judgmental and subject to changes as conditions evolve. This qualitative element of the allowance was determined based on the estimated impact the pandemic could have on current employment levels (e.g. unemployment claims will drastically rise as businesses are shut down), economic activity in the Company’s geographic regions, and the time it could take for the affected regions to return to a more normalized operating environment. It is expected that the CARES Act and other government initiatives will help stimulate economic activity and accelerate the pace of economic recovery from the pandemic.

The following is a summary of past due and non-accrual loans at March 31, 2020 and December 31, 2019:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual Loans
	(In thousands)
March 31, 2020
Residential one-to-four family	$374	$153	$—	$527	$2,741
Home equity loans and lines of credit	56	—	—	56	534
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	139	37	—	176	—

Total	$569	$190	$—	$759	$3,275

December 31, 2019
Residential one-to-four family	$215	$587	$—	$802	$2,922
Home equity loans and lines of credit	188	244	—	432	336
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	76	11	—	87	—

Total	$479	$842	$—	$1,321	$3,258

The following is a summary of impaired loans at March 31, 2020 and December 31, 2019:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
March 31, 2020
Impaired loans without a valuation allowance:
Residential one-to-four family	$3,007	$3,007
Home equity loans and lines of credit	379	379
Commercial real estate	45	45
Total	3,431	3,431

Impaired loans with a valuation allowance:
Residential one-to-four family	1,587	1,587	$107
	1,587	1,587	107

Total impaired loans	$5,018	$5,018	$107

December 31, 2019
Impaired loans without a valuation allowance:
Residential one-to-four family	$3,322	$3,322
Home equity loans and lines of credit	407	407
Commercial real estate	46	46
Total	3,775	3,775

Impaired loans with a valuation allowance:
Residential one-to-four family	2,318	2,318	$116
Total	2,318	2,318	116

Total impaired loans	$6,093	$6,093	$116

Additional information pertaining to impaired loans follows:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Three Months Ended March 31, 2020

Residential one-to-four family	$5,336	$58	$29
Home equity loans and lines of credit	405	1	—

Total	$5,741	$59	$29

Three Months Ended March 31, 2019
Residential one-to-four family	$5,841	$77	$32
Home equity loans and lines of credit	437	6	6
Commercial real estate	51	1	—
Consumer	48	—	—

Total	$6,377	$84	$38

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

At March 31, 2020, the Company had eighteen residential real estate loans, one consumer loan and one commercial real estate loan aggregating $3,370,000, $44,000 and $45,000, respectively, which were subject to troubled debt restructuring agreements.

At March 31, 2019, the Company had sixteen residential real estate loans and one commercial real estate loan aggregating $2,955,000 and $51,000, respectively, which were subject to troubled debt restructuring agreements.

As of March 31, 2020 and 2019, $3,459,000 and $3,006,000, respectively, in troubled debt restructurings were performing in accordance with the terms of the modified loan agreements. Included in such amounts are $1,553,000 and $321,000, respectively, that are being accounted for as non-accrual loans.

For the three months ended March 31, 2020, the Company did not enter into any loan modifications meeting the criteria of a troubled debt restructuring. For the three months ended March 31, 2019, the Company entered into two loan modifications meeting the criteria of a troubled debt restructuring in which a loan term concession was granted to a borrower.

Management performs a discounted cash flow calculation to determine the amount of valuation reserve required on each of the troubled debt restructurings. Any reserve required is recorded as part of the allowance for loan losses. During the three months ended March 31, 2020 and 2019, there were no material changes to the allowance for loan losses as a result of loan modifications made which were considered a troubled debt restructuring.

During the three months ended March 31, 2020 and 2019, there were no troubled debt restructurings that defaulted (over 30 days past due) within twelve months of the restructure date.

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

The following table presents the Company’s loans by risk rating at the dates indicated:

	March 31, 2020			December 31, 2019
	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial
	(In thousands)
Loans rated 1 - 3B (Pass rated)	$117,748	$35,327	$7,821	$121,703	$35,485	$8,134
Loans rated 4	6,056	—	521	3,702	—	206
Loans rated 5	2,804	—	688	—	—	753

	$126,608	$35,327	$9,030	$125,405	$35,485	$9,093

Residential mortgages, home equity loans and lines of credit, and consumer loans are monitored for credit quality based primarily on their payment status. When one of these loans becomes more than 90 days delinquent, it is assigned an internal loan rating. At March 31, 2020, $2,776,000 in residential mortgages were rated as substandard, and $1,314,000 in residential mortgages and $335,000 in home equity loans were rated as special mention. At December 31, 2019, $2,925,000 in residential mortgages were rated as substandard, and $1,293,000 in residential mortgages and $336,000 in home equity loans were rated as special mention.

7.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying unaudited consolidated balance sheets. The unpaid principal balances of residential mortgage loans serviced for others were $1.09 billion and $1.05 billion at March 31, 2020 and December 31, 2019, respectively.

The following table summarizes the activity relating to mortgage servicing rights (“MSRs”) for the three months ended March 31, 2020 and 2019 (in thousands):

	March 31, 2020	March 31, 2019

Mortgage servicing rights:
Balance at beginning of year	$9,484	$7,794
Additions through originations	877	630
Amortization	(383)	(272)
Balance at end of period	$9,978	$8,152

Valuation allowance:
Balance at beginning of year	$928	$8
Provision	1,562	4
Balance at end of period	$2,490	$12
Amortized cost, net	$7,488	$8,140
Fair value	$7,515	$8,562

During the three months ended March 31, 2020 and 2019, the Company increased the valuation allowance for its MSRs by $1,562,000 and $4,000, respectively. Such adjustments to the valuation allowance were due primarily to changes in fair value caused by the impact of changes in interest rates on expected loan prepayments.

8.	INCOME TAXES

Income tax expense (benefit) for the three months ended March 31, 2020 and 2019 includes a state tax expense of $11,000 and an income tax benefit of ($36,000), respectively. The state tax expense is based on the projected state tax rate for the year.

Since 2014, the Company has maintained a valuation allowance for all of its deferred tax assets based on a determination that it was more likely than not that such assets would not be realized. This determination was based on the Company’s net operating loss carryforward position, its current period operating results exclusive of non-recurring items and its expectations for the upcoming year. After incurring losses in four of the five previous years, the Company had net income of $3.4 million in 2019. In performing its assessment of the need for a valuation allowance as of December 31, 2019, management concluded that the improvement in operating results, while significant, would need to be sustained for an additional period to provide sufficient evidence that realizability of deferred tax assets was more likely than not to occur. As a result, the 100% valuation allowance for deferred tax assets was maintained. The tax valuation allowance at March 31, 2020 totaled $2.3 million.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of derivative loan commitments was $395,638,000 and $89,925,000 at March 31, 2020 and December 31, 2019, respectively. The fair value of such commitments at March 31, 2020 and December 31, 2019 was $8,140,000 and $1,472,000, respectively, and is included in other assets in the consolidated balance sheets.

Forward Loan Sale Commitments

The Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments and To Be Announced (“TBA”) securities to mitigate the risk of potential decreases in the value of loans that would result from the exercise of the derivative loan commitments as well as for loans held for sale.

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

The Company expects that these forward loan sale commitments and TBA securities will experience changes in fair value that serve to offset the change in fair value of loans held for sale and derivative loan commitments the degree to which depends on the notional amount of such sale commitments.  The notional amount of forward loan sale commitments and TBA securities was $291,959,000 and $85,401,000 at March 31, 2020 and December 31, 2019, respectively. The fair value of such commitments consisted of liabilities of $4,281,000 and $140,000 at March 31, 2020 and December 31, 2019, respectively, included in other liabilities in the consolidated balance sheets and assets of $452,000 and $11,000 are included in other assets in the consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

10.	EMPLOYEE STOCK OWNERSHIP PLAN

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

Shares are committed to be released on a monthly basis and allocated as of December 31 of each year. The number of shares to be allocated annually is 18,780 through the year 2040. For the three months ended March 31, 2020 and 2019, the Company recognized compensation expense for the ESOP of $68,000 and $70,000, respectively. The fair value of the 389,683 unallocated ESOP shares at March 31, 2020 was $3,737,000.

11.	SHARE REPURCHASE PROGRAM

In September 2017, the Company’s Board of Directors adopted a share repurchase program under which the Company may repurchase up to 10%, or 586,854 shares, of its then outstanding common shares. Repurchases under the program may be made in open market or in privately negotiated transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program may be suspended or terminated at any time without prior notice and is currently set to expire on September 14, 2020. As of March 31, 2020, the Company had repurchased 567,696 shares at a cost of $8,426,000 in connection with this program.

12.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents net income (loss) divided by the weighted average of common shares outstanding during the period. Unvested restricted shares of common stock having dividend rights are treated as “participating securities” and, accordingly, are considered outstanding in computing basic earnings (loss) per share. Unallocated ESOP shares are not considered to be outstanding for purposes of computing earnings per share. None of the Company’s outstanding stock options were included in the computation of diluted earnings (loss) per share for the three months ended March 31, 2020 and 2019 as their impact would have been anti-dilutive.

The following table sets forth the calculation of the average number of shares outstanding used to calculate the basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Average number of common shares outstanding	5,550,324	5,889,354
Less: Average unallocated ESOP shares	(392,030)	(410,810)
	5,158,294	5,478,544

13.	STOCK-BASED COMPENSATION

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

During the three months ended March 31, 2020 and 2019, the Company made the following grants of options to purchase shares of common stock and used the following assumptions in measuring the fair value of such grants:

	2020	2019
Options granted	79,000	54,000
Vesting period (years)	5	1-5
Expiration period (years)	10	10
Expected volatility	24.94%	29.87%
Expected life (years)	6.0	6.5
Expected dividend yield	—	—
Risk free interest rate	1.47%	2.53% - 2.61%
Option fair value	$5.74	$4.98 - $5.34

A summary of stock option activity for the three months ended March 31, 2020 is presented in the table below:

Options	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2020	360,207	$14.82	8.01	$—
Granted	79,000	15.74
Forfeited	(11,543)	15.24
Balance at March 31, 2020	427,664	$14.98	7.07	$—
Exercisable at March 31, 2020	188,189	$14.77	5.22	$—
Unrecognized compensation cost (inclusive of directors' options)	$914,784
Weighted average remaining recognition period (years)	2.66

For the three months ended March 31, 2020 and 2019 stock-based compensation expense applicable to stock options was $309,000 and $91,000, respectively. Included in expense for the period ended March 31, 2020 is $233,000 attributable to accelerated vesting of options upon the retirement of two executive officers.

Restricted Stock

Shares issued may be either authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will become available for reissuance under the Equity Plan. The fair market value of shares awarded, based on the market price at the date of grant, is amortized over the applicable vesting period. Restricted stock awarded to date has been at no cost to the awardee. The following table presents the activity in restricted stock awards under the Equity Plan for the three months ended March 31, 2020:

	Restricted Stock Awards	Weighted Average Grant Price
Restricted stock awards at January 1, 2020	125,861	$14.76
Granted	—	—
Vested	(39,213)	14.69
Forfeited	(7,251)	14.85
Restricted stock awards at March 31, 2020	79,397	$14.79
Unrecognized compensation cost	$974,819
Weighted average remaining recognition period (years)	2.87

For the three months ended March 31, 2020 and 2019 stock-based compensation expense applicable to restricted stock was $622,000 and $125,000, respectively. Included in expense for the period ended March 31, 2020 is $450,000 attributable to accelerated vesting of restricted stock awards upon the retirement of two executive officers.

14.	FAIR VALUE OF ASSETS AND LIABILITIES

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Securities – All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.  The securities measured at fair value in Level 1 (none at March 31, 2020 and December 31, 2019) are based on quoted market prices in an active exchange market. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

Loans held for sale – Fair values are based on commitments in effect from investors or prevailing market prices and include the servicing value of the loans.

Loans – Fair values for mortgage loans and other loans are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Assets and liabilities recorded at fair value on a recurring basis

Assets and liabilities recorded at fair value on a recurring basis are summarized below.

				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
March 31, 2020
Assets:
Securities available for sale	$—	$55,465	$—	$55,465
Portfolio loans (fair value option)	—	10,460	—	10,460
Loans held for sale (fair value option)	—	58,781	—	58,781
Derivative loan commitments	—	8,140	—	8,140
Forward loan sale commitments	—	452	—	452

Liabilities:
Forward loan sale commitments, including TBAs	—	4,281	—	4,281

December 31, 2019
Assets:
Securities available for sale	$—	$57,503	$—	$57,503
Portfolio loans (fair value option)	—	9,826	—	9,826
Loans held for sale (fair value option)	—	62,792	—	62,792
Derivative loan commitments	—	1,472	—	1,472
Forward loan sale commitments	—	11	—	11

Liabilities:
Forward loan sale commitments, including TBAs	—	140	—	140

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three months ended March 31, 2020 and 2019.

Assets recorded at fair value on a non-recurring basis

The Company may also be required, from time to time, to record certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets as of March 31, 2020 and December 31, 2019.

				Period Ended
	March 31, 2020			March 31, 2020
	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$3,721	$—
Mortgage servicing rights	—	—	7,488	(1,562)
Foreclosed real estate	—	—	132	—

	$—	$—	$11,341	$(1,562)

	December 31, 2019
	Level 1	Level 2	Level 3
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$2,250
Mortgage servicing rights	—	—	8,556

	$—	$—	$10,806

The Company recorded an increase in the valuation allowance for its MSRs of $1,562,000 during the three months ended March 31, 2020. The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of MSRs. The model uses loan prepayment assumptions based on current market conditions and applies a discount rate based on indicated rates of return required by market participants. The increase in the valuation allowance during the three months ended March 31, 2020 was caused by faster loan prepayment speeds attributable to the drop in interest rates on residential mortgage loans during the period.

Losses applicable to write-downs of impaired loans and foreclosed real estate are based on the appraised value of the underlying collateral less estimated costs to sell. The losses on impaired loans are not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses. The losses on foreclosed real estate represent adjustments in valuation recorded during the time period indicated and not for losses incurred on sales. Appraised values are typically based on a blend of (a) an income approach using observable cash flows to measure fair value, and (b) a market approach using observable market comparisons. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation.

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2020 and December 31, 2019.

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

	March 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$490	$493	$—	$493	$—
Securities available for sale	55,465	55,465	—	55,465	—
Loans held for sale	58,781	58,781	—	58,781	—
Loans, net	476,226	474,222	—	—	474,222
Derivative assets	8,592	8,592	—	8,592	—

Financial liabilities:
Deposits	$505,019	$506,293	$—	$506,293	$—
FHLBB advances	52,013	52,943	—	52,943	—
Derivative liabilities	4,281	4,281	—	4,281	—

	December 31, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$490	$492	$—	$492	$—
Securities available for sale	57,503	57,503	—	57,503	—
Loans held for sale	62,792	62,792	—	62,792	—
Loans, net	469,131	469,416	—	—	469,416
Derivative assets	1,483	1,483	—	1,483	—

Financial liabilities:
Deposits	$497,042	496,979	$—	$496,979	$—
FHLBB advances	44,403	44,433	—	44,433	—
Derivative liabilities	140	140	—	140	—

15.	COMMITMENTS AND CONTINGENCIES

Loan commitments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of market, credit and interest rate risk which are not recognized in the unaudited consolidated financial statements.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The following financial instruments were outstanding, at the dates indicated, whose contract amounts represent credit risk:

	March 31, 2020	December 31, 2019
	(In thousands)
Commitments to originate loans	$425,472	$117,086
Unused lines and letters of credit	54,731	52,721
Unadvanced funds on construction loans	10,775	11,029
Overdraft lines of credit	7,803	8,178

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

16.	SEGMENT INFORMATION

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

Segment information as of and for the three months ended March 31, 2020 follows:

	For the Three Months Ended March 31, 2020
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$3,994	$431	$4,425
Provision for loan losses	724	—	724

Net interest income after provision for loan losses	3,270	431	3,701

Non-interest income:
Customer service fees	273	33	306
Gain on loan origination and sale activities, net (1)	—	7,472	7,472
Mortgage servicing fees, net	(87)	(1,167)	(1,254)
Other	140	115	255
Total non-interest income	326	6,453	6,779

Non-interest expenses:
Salaries and employee benefits (2)	3,098	5,028	8,126
Occupancy and equipment	404	294	698
Other non-interest expenses	1,146	989	2,135
Total non-interest expenses	4,648	6,311	10,959

Income (loss) before income taxes and elimination of inter-segment profit	$(1,052)	$573	(479)

Elimination of inter-segment profit			(328)
Loss before income taxes			(807)

Income tax benefit			11
Net loss			$(818)

Total assets, March 31, 2020	$543,586	$109,300	$652,886

(1)	Before elimination of inter-segment profit.
(2)

Salaries and benefits include the severance and vested stock acceleration costs related to the retirement of the Chief Executive Officer and Chief Financial Officer of the Bank. Total cost of this event was $1.38 million, of which $1.03 million was allocated to the Bank segment and the remainder, $344,000, was allocated to the mortgage segment.

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.
2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for HELOC originations. This income for the three months ended March 31, 2020 totaled $328,000.

3.

Loan servicing fees are charged to EB by EM based on the number of residential mortgage loans held in portfolio at a rate of 0.14% per annum and amounted to $87,000 for the three months ended March 31, 2020.

4.

Certain cost centers provide services to both business segments. The cost centers include Finance, Marketing, IT and Administration. Costs which are common to both business segments are referred to as “indirect costs” and are allocated using relevant benchmarks, e.g. headcount, number of accounts, etc.

Segment information as of and for the three and three months ended March 31, 2019 follows:

	For the Three Months Ended March 31, 2019
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$4,181	$197	$4,378
Provision for loan losses	—	—	—

Net interest income after provision for loan losses	4,181	197	4,378

Non-interest income:
Customer service fees	295	34	329
Gain on loan origination and sale activities, net (1)	—	2,744	2,744
Mortgage servicing fees, net	(88)	407	319
Other	125	52	177
Total non-interest income	332	3,237	3,569

Non-interest expenses:
Salaries and employee benefits	1,539	3,873	5,412
Occupancy and equipment	400	256	656
Other non-interest expenses	954	856	1,810
Total non-interest expenses	2,893	4,985	7,878

Income (loss) before income taxes and elimination of inter-segment profit	$1,620	$(1,551)	69

Elimination of inter-segment profit			(156)
Loss before income taxes			(87)

Income tax benefit			(36)
Net loss			$(51)

Total assets, March 31, 2019	$528,956	$85,392	$614,348

(1)	Before elimination of inter-segment profit.

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.
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

17.	SUBSEQUENT EVENTS

Subsequent to March 31, 2020, the Company has funded $9.5 million of loans as part of the PPP. These loans will be pledged to the Federal Reserve’s Paycheck Protection Program Liquidity Facility and will have no effect on the Company’s capital ratios.

The Company has granted 3-month loan payment deferrals for residential mortgage, home equity and certain commercial borrowers who were current on their payment and experiencing a hardship due to the COVID-19 pandemic. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings, provided the loan was current as of the date deferral program was implemented.

The Company has agreed to loan payment deferrals on 38 residential mortgages totaling $10.7 million and 12 commercial loans totaling $12.4 million, respectively, as of May 1, 2020. The qualifying mortgage and commercial loan borrowers were required to contact the Company to receive loan payment deferrals.

The payment deferral programs were applied prospectively from the respective dates of the events and did not change the delinquency status of the loans as of such dates. Accordingly, if all payments were current at the date of the event, the loan will not be reported as past due during the deferral period.  Furthermore, for loans subject to the deferral programs on which payments were past due prior to the event, the delinquency status of such loans was frozen to the status that existed at the date of the event until the end of the deferral period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help investors understand the financial performance of Randolph Bancorp, Inc. and its subsidiary, Envision Bank, through a discussion of the factors affecting its financial condition at March 31, 2020 and December 31, 2019, and its results of operations for the three month periods ended March 31, 2020 and 2019. This section should be read in conjunction with the unaudited consolidated financial statements of Randolph Bancorp, Inc. and notes thereto that appear elsewhere in this Quarterly Report. For the purpose of this Quarterly Report, the terms the “Company” “we,” “our,” and “us” refer to Randolph Bancorp, Inc. and its subsidiary unless the context indicates another meaning.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on certain current assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding the impact of the COVID-19 pandemic; our strategy, goals and expectations; evaluations of future interest rate trends and liquidity; expectations as to growth in assets, deposits and results of operations, future operations, market position and financial position; and prospects, plans and objectives of management. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond our control.

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; the length and extent of the economic contraction as a result of the COVID-19 pandemic; continued deterioration in general business and economic conditions on a national basis and in the local markets in which we operate; changes in customer behavior due to changing business and economic conditions or legislative or regulatory initiatives leading to changes in demand for loans in our market area; continued turbulence in the capital and debt markets; changes in interest rates; increases in loan defaults and charge-off rates; decreases in the value of securities and other assets; decreases in deposit levels necessitating increased borrowing to fund loans and investments; competitive pressures from other financial institutions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation; reputational risk relating to our participation in the Paycheck Protection Program and other pandemic-related legislative and regulatory initiatives and programs; risks that goodwill and intangibles recorded in our financial statements will become impaired; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; risks related to the implementation of acquisitions, dispositions, and restructurings, including the risk that acquisitions may not produce results at levels or within time frames originally anticipated; the risk that we may not be successful in the implementation of our business strategy; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in our Annual Report on Form 10-K and updated in this Quarterly Report on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Regulatory Developments

The CARES Act

On March 27, 2020, Congress passed, and the President signed, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic effects of the COVID-19 pandemic.

•

Paycheck Protection Program. The CARES Act appropriated $349 billion for “paycheck protection loans” through the U.S. Small Business Administration’s (“SBA”) 7(a) Loan Guaranty Program (the “PPP”).  The amount appropriated was subsequently increased to $659 billion.  Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA.  As of May 1, 2020, the Bank had originated 73 PPP loans totaling $9.5 million. In conjunction with the PPP, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) has created a lending facility for qualified financial institutions. The Paycheck Protection Program Liquidity Facility (the

“PPPLF”) will extend credit to depository institutions with a term of up to two years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility.
•

Troubled Debt Restructuring Relief. From March 1, 2020 through the earlier of December 31, 2020 or 60 days after the termination date of the national emergency declared by the President on March 13, 2020 concerning the COVID–19 outbreak (the “national emergency”), a financial institution may elect to suspend the requirements under accounting principles generally accepted in the U.S. for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a troubled debt restructured, including impairment accounting. This troubled debt restructuring relief applies for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019.  Financial institutions are required to maintain records of the volume of loans involved in modifications to which TDR relief is applicable.

•

CECL Delay. Banks, savings associations, credit unions, bank holding companies and their affiliates are not required to comply with the Financial Accounting Standards Board Accounting Standards Update No. 2016–13 (“Measurement of Credit Losses on Financial Instruments”), including the current expected credit losses methodology for estimating allowances for credit losses (“CECL”), from the date of the law’s enactment until the earlier of the end of the national emergency or December 31, 2020. On March 27, 2020, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Comptroller of the Currency issued an interim final rule that allows banking organizations that are required to adopt CECL this year to mitigate the estimated cumulative regulatory capital effects for up to two years. The relief afforded by the CARES Act and interim final rule is in addition to the three-year transition period already in place. As a smaller reporting company, the Company is not required to adopt CECL until 2023.

•

Reduction of the Community Bank Leverage Ratio. The CARES Act reduced the community bank leverage ratio from 9% to 8% until the earlier of the end of the national emergency or December 31, 2020. In response to the CARES Act, federal banking regulators set the community bank leverage ratio at 8% for the remainder of 2020, 8.5% for 2021 and 9% thereafter.

•

Revival of Bank Debt Guarantee Program. The CARES Act amends the Dodd-Frank Act to provide the FDIC with the authority to guarantee bank-issued debt and noninterest-bearing transaction accounts that exceed the FDIC's $250,000 limit through December 31, 2020. The FDIC has discretion to determine whether and how to exercise this authority.

•

Forbearance. The CARES Act codifies recent guidance from state and federal regulators and government-sponsored enterprises, including the 60-day suspension of foreclosures on federally-backed mortgages and requirements that servicers grant forbearance to borrowers affected by COVID-19.

•

Moratorium on Negative Credit Reporting. Any furnisher of credit information that agrees to defer payments, forbear on any delinquent credit or account, or provide any other relief to consumers affected by the COVID-19 pandemic must report the credit obligation or account as current if the credit obligation or account was current before the accommodation.

Massachusetts COVID-19 Emergency Legislation

On April 20, 2020, legislation enacted in Massachusetts in response to the COVID-19 emergency declared by Governor Baker was signed into law by the Governor. The legislation establishes a temporary moratorium on foreclosures on one- to four-family, owner occupied residential real estate in Massachusetts. The legislation also requires a creditor to grant to a borrower of a mortgage loan secured by one- to four-family, owner occupied residential real estate in Massachusetts a forbearance of up to 180 days, if requested by the borrower, who must affirm that the borrower has experienced a financial impact from the COVID-19 pandemic. A borrower is entitled to request a forbearance while the legislation is in effect even if the borrower is already in default. In connection with a forbearance, a creditor may not charge fees, penalties or interest beyond the amounts scheduled and calculated as if the borrower made all contractual payments on time and in full under the terms of the relevant loan agreement. The legislation specifies that a payment subject to forbearance shall be added to the end of the term of the loan unless otherwise agreed by the parties. The legislation also prohibits a creditor from furnishing negative information to a consumer reporting agency related to mortgage payments subject to forbearance. Because the legislation was enacted on an emergency basis, it went into effect immediately upon being signed into law. The legislation provides that the temporary moratorium on foreclosures expires 120 days after the effective date of the legislation, which is August 18, 2020, or 45 days after the COVID-19 emergency declaration has been lifted, whichever is sooner, but the Governor may extend the moratorium in increments of up 90 days as long as the moratorium ends not later than 45 days after the COVID-19 emergency declaration has been lifted. A borrower may request a forbearance under the legislation at any time while the foreclosure moratorium is in effect.

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

Critical Accounting Policies

Certain of our accounting policies are important to the presentation of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our significant accounting policies are discussed in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company”, we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our unaudited consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Total Assets. Total assets increased $21.9 million to $652.9 million at March 31, 2020 from $631.0 million at December 31, 2019, primarily as a result of an increase in cash and cash equivalents of $13.0 million, which reflects the need to fund mortgage loans that are in our production pipeline. In addition, net loans increased $7.1 million, with increases mainly in residential and commercial real estate loans, partially offset by decreases in consumer and commercial and industrial loans. Loans held for sale declined by $4.0 million, to $58.8 million at March 31, 2020 from $62.8 million at December 31, 2019, principally because of high loan sale volumes in the three months ended March 31, 2020.

Loans Held for Sale. We are actively involved in the secondary mortgage market and sell most of our residential first mortgage loan production to investors. At March 31, 2020, loans held for sale totaled $58.8 million compared to $62.8 million at December 31, 2019, and proceeds from sales of mortgage loans totaled $229.6 million in the three months ended March 31, 2020. Lower mortgage rates available during the first three months of 2020 favorably impacted loan refinancing activity, which comprised 65% of residential mortgage loan originations in the first quarter of 2020 compared to 31% in the first quarter of 2019. With $395.6 million of outstanding customer interest rate lock agreements at March 31, 2020, the balance of loans held for sale is expected to remain at an elevated level throughout the second quarter of 2020.

Net Loans. Net loans increased $7.1 million to $476.2 million at March 31, 2020 from $469.1 million at December 31, 2019, primarily as a result of increases mainly in residential and commercial real estate loans, where we have focused our originations in the first quarter of 2020, partially offset by decreases in consumer and commercial and industrial loans, where loan repayments have not been offset by increased loan originations or purchases.

Investment Securities. Investment securities, all of which are classified as available for sale, decreased $2.0 million to $55.5 million at March 31, 2020 from $57.5 million at December 31, 2019, primarily due to principal payments on mortgage-backed securities, partially offset by an increase in market values attributable to the decline in longer-term interest rates during the first quarter of 2020. At March 31, 2020, investment securities and certificates of deposit, primary sources of on-balance sheet liquidity, totaled $56.0 million, or 8.6% of total assets.

Mortgage Servicing Rights. MSRs decreased $1.1 million to $7.5 million at March 31, 2020 from $8.6 million at December 31, 2019. The principal reason for the decrease was an impairment charge of $1.6 million recognized through a valuation allowance, given expectations of higher mortgage loan prepayments in the low interest rate environment. That was partially offset by an increase in the servicing value of loans sold to investors on a servicing retained basis, net of amortization. At March 31, 2020, the Company serviced $1.09 billion of mortgage loans for others, an increase of $39.5 million from $1.05 billion at December 31, 2019.

Accordingly, the average value of MSRs at March 31, 2020 stood at 69 basis points, a decrease of 12 basis points from the average value of 81 basis points at December 31, 2019.

Deposits. Deposits increased $8.0 million, or 1.6%, to $505.0 million at March 31, 2020 from $497.0 million at December 31, 2019. During this period, non-brokered deposits increased by $12.9 million, or 3.2%, primarily in savings and certain business accounts. Brokered deposits, which management considers to be a source of wholesale funding, declined by $4.9 million to $86.0 million at March 31, 2020, from $90.9 million at December 31, 2019.

FHLBB Advances. FHLBB advances, which consist of term advances and overnight borrowings, increased by $7.6 million to $52.0 million at March 31, 2020, from $44.4 million at December 31, 2019, given that FHLBB advances were a relatively cheaper source of wholesale funding. Brokered deposits and FHLBB advances make up the Bank’s wholesale funding which management targets at a limit of 25% of total assets. At March 31, 2020, wholesale funding amounted to $138.0 million, or 21.1% of total assets.

Stockholders’ Equity. Stockholders’ equity increased $494,000 to $79.0 million at March 31, 2020 compared to $78.5 million at December 31, 2019. The increase occurred despite net losses of $818,000 in the three months ended March 31, 2020, principally as a result of an increase in the fair value of available-for-sales securities of $1.6 million, given a decline in longer-term interest rates. In addition, stockholders’ equity increased by $946,000 in the first quarter of 2020 in relation to the stock benefit plan and employee stock ownership plan. These increases were partially offset by stock repurchases of $1.2 million during the first quarter of 2020, for a total of 98,800 shares repurchased at an average cost of $12.10 per share.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019

General. The Company recognized a net loss of $818,000, or $0.16 per share, for the three months ended March 31, 2020 compared to a net loss of $51,000, or $0.01 per share, for the three months ended March 31, 2019. The decline in operating results in the first quarter of 2020 was primarily attributable to one-time charges of $1,375,000 related to the retirement of senior executives, provision expense of $724,000, $357,000 of which was related to the COVID-19 pandemic, and operating expenses of $18,000 related to addressing the COVID-19 pandemic.

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

	For the Three Months Ended March 31,
	2020			2019
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$531,141	$5,620	4.23%	$516,454	$5,588	4.33%
Investment securities (2) (3)	58,799	379	2.58%	55,155	404	2.93%
Interest-earning deposits	18,458	56	1.21%	4,550	28	2.46%
Total interest-earning assets	608,398	6,055	3.98%	576,159	6,020	4.18%
Noninterest-earning assets	31,774			25,151
Total assets	$640,172			$601,310
Interest-bearing liabilities:
Savings accounts	134,843	284	0.84%	101,976	82	0.32%
NOW accounts	39,049	51	0.52%	40,571	48	0.47%
Money market accounts	78,394	197	1.01%	71,407	228	1.28%
Term certificates	188,654	893	1.89%	163,668	802	1.96%
Total interest-bearing deposits	440,940	1,425	1.29%	377,622	1,160	1.23%
FHLBB advances	47,102	203	1.72%	76,153	478	2.51%
Total interest-bearing liabilities	488,042	1,628	1.33%	453,775	1,638	1.44%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	62,718			61,748
Other noninterest-bearing liabilities	9,549			7,632
Total liabilities	560,309			523,155
Total stockholders' equity	79,863			78,155
Total liabilities and stockholders' equity	$640,172			$601,310
Net interest income		$4,427			$4,382
Interest rate spread(4)			2.65%			2.74%
Net interest-earning assets(5)	$120,356			$122,384
Net interest margin(6)			2.91%			3.04%

Ratio of interest-earning assets to interest- bearing liabilities	124.66%			126.97%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available for sale, FHLBB stock and investment in a correspondent bank.
(3)	Includes tax equivalent adjustments for municipal securities, based on an effective tax rate of 21% of $2,000 and $4,000 for the three months ended March 31, 2020 and 2019, respectively.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2020
	Compared to
	Three Months Ended March 31, 2019
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$157	$(125)	$32
Investment securities	26	(51)	(25)
Interest-earning deposits	48	(20)	28
Total interest-earning assets	231	(196)	35
Interest-bearing liabilities:
Savings accounts	34	168	202
NOW accounts	(2)	5	3
Money market accounts	21	(52)	(31)
Term certificates	119	(28)	91
Total interest-bearing deposits	172	93	265
FHLBB advances	(151)	(124)	(275)
Total interest-bearing liabilities	21	(31)	(10)

Change in net interest income	$210	$(165)	$45

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $35,000, or 0.6%, to $6.1 million for the three months ended March 31, 2020 compared to $6.0 million for the three months ended March 31, 2019. This increase was due to an increase in average interest-earning assets between periods of $32.2 million, or 5.6%, as the Company continued to leverage its capital base. The yield on interest-earning assets decreased 20 basis points to 3.98% in the first quarter of 2020 from 4.18% in the same quarter of the prior year due principally to decreasing earning-asset yields in a declining interest rate environment.

Interest Expense. Interest expense decreased $10,000, or 0.6%, to $1.6 million for the three months ended March 31, 2020 compared to $1.6 million for the three months ended March 31, 2019. This decrease resulted from an 11 basis point decrease in the cost of funds to 1.33%, which was partially offset by an increase in average interest-bearing liabilities of $34.3 million. The decrease in cost of funds was principally due to a declining interest rate environment which lowered the cost of FHLBB advances, while the cost of interest-bearing deposits did not adjust downward in all categories given an emphasis on increasing local market share.

Net Interest Income. Net interest income, inclusive of tax equivalent adjustments on municipal securities, increased $45,000, or 1.0%, to $4.4 million for the three months ended March 31, 2020 compared to $4.4 million for the three months ended March 31, 2019. This improvement resulted principally from loan growth and decreased wholesale funding utilization and cost. The net interest margin decreased 13 basis points to 2.91% in the first quarter of 2020 from 3.04% in the first quarter of 2019, primarily due to deposit repricing lagging the decreasing interest-earning asset yields in a declining interest rate environment.

Provision for Loan Losses. The Company recognized a provision for loan losses of $724,000 for the quarter ended March 31, 2020 compared to no provision in the prior year quarter. The provision in the quarter ended March 31, 2020 included a $357,000 increase to the general component of the allowance for loan losses to represent the estimate of inherent losses associated with the impact of the COVID-19 pandemic on the Company’s loan portfolio. At March 31, 2020, higher loss factors were assigned to each major loan portfolio category based on their level of risk. In addition, the increase in the provision reflected loan portfolio growth of $7.8 million since year end as well as higher risk ratings assigned to certain commercial loans. The allowance for loan losses was 1.04% and 0.91% of total loans at March 31, 2020 and December 31, 2019, respectively, and was 152.4% and 131.4% of non-performing loans at March 31, 2020 and December 31, 2019, respectively.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities increased $4.6 million, or 176.0%, to $7.1 million for the three months ended March 31, 2020 compared to $2.6 million for the three months ended March 31, 2019. The lower mortgage rates available during the first quarter of 2020 favorably impacted loan refinancing activity, which comprised 65% of loan production of $251.7 million in the first quarter of 2020, compared to 31% in the prior year quarter.

Accordingly, loan sales proceeds increased by 115.6% to $229.6 million in the first quarter of 2020 compared to $106.5 million in the prior year period.

Other Non-interest Income (Losses). Excluding the net gain on loan origination and sale activities, non-interest losses were $693,000 in the three months ended March 31, 2020, compared to non-interest income of $825,000 during the three months ended March 31, 2019. The $1.5 million negative variation between periods is mainly attributed to a provision of $1.6 million to the valuation allowance for MSRs which was recognized in the quarter ended March 31, 2020 as loan prepayment speeds were adjusted higher to reflect the impact of lower interest rates.

Non-interest Expenses. Non-interest expenses increased $3.1 million, or 39.1%, to $11.0 million for the three months ended March 31, 2020, from $7.9 million for the three months ended March 31, 2019. Non-interest expenses in the first quarter of 2020 included one-time charges of $1,375,000 related to the retirement of senior executives as well as $18,000 of COVID-19 pandemic-related expenses, principally related to cleaning.

Salaries and employee benefits increased $2.7 million to $8.1 million in the first quarter of 2020 from $5.4 million in the first quarter of 2019. This increase was primarily due to the one-time charges of $1,375,000 related to the retirement of senior executives as well as higher commissions and incentives associated with increased residential loan production, partially offset by a decrease in bonuses paid to new loan originators hired in the prior year.

Occupancy and equipment expenses increased $42,000, or 6.4%, to $698,000 in the first quarter of 2020 compared to $656,000 in the first quarter of 2019. This increase was due to higher rent expense and depreciation expenses as well as COVID-19 pandemic-related costs, principally cleaning, building supplies and depreciation of equipment for remote work.

Professional fees increased $137,000 in the first quarter of 2020 over the prior year period, primarily related to management succession planning costs.

Marketing expenses decreased $36,000, or 19.1%, to $152,000 in the first quarter of 2020 from $188,000 in the first quarter of 2019, because of fewer marketing campaigns while our communities were subject to a stay-at-home order.

All other components of non-interest expenses increased, in the aggregate, $224,000, or 16.5% in the first quarter of 2020 compared to the first quarter of 2019. This increase was primarily due to additional mortgage banking related operating costs.

Income Tax Expense. Income tax expense of $11,000 for the three months ended March 31, 2020 consisted solely of a state income tax provision which was based on the projected effective state tax rate for the year. The Company had a net operating loss carryforward (“NOL”) for federal tax purposes of $12.0 million at March 31, 2020. Since 2014, the NOL as well as other deferred tax assets have been subject to a full valuation allowance, which totaled $2.3 million at March 31, 2020. Management evaluates this position on a quarterly basis and has concluded, based primarily on the Company’s historical operating results, to maintain the full valuation allowance.

Comparison of Segment Results for the Three Months Ended March 31, 2020 and 2019

The following table presents a comparison of the results of operations for each segment before incomes taxes and elimination of inter-segment profit, and the changes in those results, for the three months ended March 31, 2020 and 2019.

	Envision Bank				Envision Mortgage
	Three Months Ended March 31,		Increase (Decrease)		Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
	(in thousands)
Net interest income	$3,994	$4,181	$(187)	(4.5)%	$431	$197	$234	118.8%
Provision for loan losses	724	—	724	100.0	—	—	—	—
Net interest income
after provision for loan losses	3,270	4,181	(911)	(21.8)	431	197	234	118.8

Non-interest income:
Customer service fees	273	295	(22)	(7.5)	33	34	(1)	(2.9)
Gain on loan origination
and sale activities, net (1)	—	—	—	—	7,472	2,744	4,728	172.3
Mortgage servicing fees, net	(87)	(88)	1	1.1	(1,167)	407	(1,574)	(386.7)
Other	140	125	15	12.0	115	52	63	121.2
Total non-interest income	326	332	(6)	(1.8)	6,453	3,237	3,216	99.4

Non-interest expenses:
Salaries and employee benefits (2)	3,098	1,539	1,559	101.3	5,028	3,873	1,155	29.8
Occupancy and equipment	404	400	4	1.0	294	256	38	14.8
Other non-interest expenses	1,146	954	192	20.1	989	856	133	15.5
Total non-interest expenses	4,648	2,893	1,755	60.7	6,311	4,985	1,326	26.6
Income (loss) before income taxes and
elimination of inter-segment profit	$(1,052)	$1,620	$(2,672)	(164.9)%	$573	$(1,551)	$2,124	136.9%

Total Assets at March 31, 2020	$543,586				$109,300
Total Assets at December 31, 2019	521,144				109,860
Increase (decrease)	$22,442				$(560)
(1)	Before elimination of inter-segment profit.
(2)

Salaries and employee benefits include the severance and vested stock acceleration costs related to the retirement of the Chief Executive Officer and Chief Financial Officer of the Company. The total cost of this event was $1.38 million, of which $1.03 million was allocated to the Envision Bank segment and the remainder, $344,000, was allocated to the Envision Mortgage segment.

Envision Bank Segment

The Envision Bank segment had losses before income taxes and elimination of inter-segment profit of $1.1 million for the three months ended March 31, 2020 compared to income of $1.6 million for the three months ended March 31, 2019. The decrease in operating results between periods of $2.7 million was driven by a number of factors as explained below.

Net interest income decreased by $187,000, or 4.5%, as a result of deposit repricing which lagged the decreasing earning-asset yields in a declining interest rate environment. The Company recognized a provision for loan losses of $724,000 for the quarter ended March 31, 2020 compared to no provision in the prior year quarter. The provision in the quarter ended March 31, 2020 included a $357,000 increase to the general component of the allowance for loan losses to represent the estimate of inherent losses associated with the impact of the COVID-19 pandemic, reflected loan portfolio growth of $7.8 million since year end, and incorporated higher risk ratings assigned to certain commercial loans.

Non-interest income declined only slightly between periods, by $6,000. Non-interest expense increased by $1.8 million in the quarter ended March 31, 2020 as compared the prior year period, primarily driven by higher salaries and benefits, of which $1.0 million of the increase related to senior management retirement costs allocated to the Envision Bank segment, and other increases related to annual salary adjustments and the hire of new banking staff, including marketing, commercial loan and business development officers. Other non-interest expenses increased by $192,000 between periods, principally as a result of professional fees related to management succession planning as well as an increase in the allocation of certain indirect costs incurred by the Marketing, Finance and Administration cost centers.

Total assets attributable to the Envision Bank segment increased $22.4 million, or 4.3%, to $543.6 million at March 31, 2020 from $521.1 million at December 31, 2019. This increase was principally due to growth in cash and portfolio loans.

Envision Mortgage Segment

The Envision Mortgage segment had income before income taxes and elimination of inter-segment profit of $573,000 for the three months ended March 31, 2020 compared to a loss of $1.6 million for the three months ended March 31, 2019. This improvement of $2.1 million in operating results occurred as a result of an increase of $4.7 million, or 172.3%, in net gains on loan origination and sale activities. Partially offsetting this increase were an increase in the valuation allowance for MSRs, higher salaries and employee benefits associated with the increase in closed loan production and increased other non-interest expenses related to loan production.

The net gain on loan origination and sale activities, the principal source of revenue for Envision Mortgage, increased $4.7 million to $7.5 million in the first quarter of 2020 from $2.7 million in the first quarter of 2019, driven by mortgage loan refinancing in a declining rate environment.

Net interest income increased $234,000, or 118.8%, to $431,000 in the first quarter of 2020 compared to $197,000 in the first quarter of 2019. This was primarily due to an increase in the average balance of loans held for sale and residential construction loans in the 2020 period.

Mortgage servicing fee income decreased $1.6 million between periods largely due to a $1.6 million increase in the valuation allowance for MSRs in the 2020 period due to an increase in expected loan prepayment speeds caused by a reduction in interest rates.

Non-interest expenses of Envision Mortgage increased $1.3 million, or 26.6%, to $6.3 million in the first quarter of 2020 from $5.0 million in the first quarter of 2019. This increase is due to an increase of $1.2 million, or 29.8%, in salaries and employee benefits, largely related to increased loan production volume.

The increase of $38,000 in occupancy and equipment costs in the first quarter of 2020 compared to the prior year period was principally related to the impact of the cease use liability of the Andover office.

Other non-interest expenses increased $133,000, or 15.5%, to $989,000 in the first quarter of 2020 from $856,000 in the first quarter of 2019. This increase is mainly due to volume-related cost increases associated with higher residential mortgage loan production, partially offset by reductions in the allocation of certain indirect costs incurred by the Marketing, Finance and Administration cost centers.

Total assets attributable to the Envision Mortgage segment were $109.3 million at March 31, 2020, which is essentially unchanged from total assets at December 31, 2019.

Asset Quality

Nonperforming Assets. The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated.

	March 31, 2020	December 31, 2019
Nonaccrual loans:	(In thousands)
Real estate loans:
One- to four-family residential	$2,741	$2,922
Commercial	—	—
Home equity loans and lines of credit	534	336
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total nonaccrual loans	3,275	3,258
Delinquent loans (>90 days) accruing interest	—	—
Total non-performing loans	3,275	3,258
Other real estate owned	132	—
Total nonperforming assets	$3,407	$3,258
Performing troubled debt restructurings	1,906	2,149
Total nonperforming assets and performing troubled debt restructurings	$5,313	$5,407

Total nonperforming loans to total loans(1)	0.68%	0.69%
Total nonperforming assets to total assets	0.52%	0.52%
Total nonperforming assets and performing troubled debt restructurings to total assets	0.81%	0.86%

(1)Total loans exclude loans held for sale but include net deferred loan costs and fees.

Interest income that would have been recorded for the three months ended March 31, 2020 had nonaccruing loans been current according to their original terms amounted to $58,000. Income related to nonaccrual loans included in interest income for the three months ended March 31, 2020 amounted to $29,000.

Classified Loans.  The following table shows the aggregate amounts of our regulatory classified loans at the dates indicated.

	March 31, 2020	December 31, 2019
	(In thousands)
Classified assets:
Substandard	$6,268	$3,678
Doubtful	—	—
Loss	—	—
Total classified assets	$6,268	$3,678
Special mention	$8,226	$5,537

Assets that do not expose the Company to risk sufficient to warrant classified loan status, but which possess potential weaknesses that deserve close attention, are designated as special mention. As of March 31, 2020, there were $8.2 million of assets designated as special mention compared to $5.5 million at December 31, 2019.

Allowance for Loan Losses. The following table sets forth the breakdown for loan losses by loan category at the dates indicated.

	March 31, 2020			December 31, 2019
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$1,223	24.48%	52.10%	$1,096	25.61%	51.85%
Commercial	2,241	44.86%	26.39%	1,840	42.99%	26.57%
Home equity loans and lines of credit	343	6.87%	9.07%	289	6.75%	8.83%
Construction	772	15.45%	7.36%	692	16.17%	7.52%
Commercial and industrial loans	280	5.60%	1.88%	235	5.49%	1.93%
Consumer loans	137	2.74%	3.20%	128	2.99%	3.30%
Total	$4,996	100.00%	100.00%	$4,280	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	March 31,
	2020	2019
	(In thousands)
Allowance at beginning of period	$4,280	$4,437
Provision for loan losses	724	—
Charge offs:
Consumer loans	(16)	(165)
Total charge-offs	(16)	(165)

Recoveries:
Real estate loans:
One- to four-family residential	4	6
Consumer loans	4	4
Total recoveries	8	10
Net charge-offs	(8)	(155)
Allowance at end of period	$4,996	$4,282
Total loans outstanding(1)	$481,222	$485,455
Average loans outstanding	$477,661	$496,109
Allowance for loan losses as a percent of total loans outstanding(1)	1.04%	0.88%
Net loans charged off as a percent of average loans outstanding(2)	0.01%	0.12%
Allowance for loan losses to nonperforming loans	152.55%	150.30%

(1)	Total loans exclude loans held for sale but include net deferred loan costs and fees.
(2)	Annualized.

Liquidity and Capital Resources

At March 31, 2020, we had $52.0 million of FHLBB advances outstanding. At that date, we had the ability to borrow up to an additional $119.4 million from the FHLBB, $1.0 million under a line of credit with the Federal Reserve Bank of Boston and $7.5 million under an unsecured line of credit with a correspondent bank.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2020, cash and cash equivalents totaled $21.2 million.

Financing activities consist primarily of activity in deposit accounts and borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Deposits increased $8.0 million, or 1.6%, to $505.0 million at March 31, 2020 from $497.0 million at December 31, 2019. During this period, brokered deposits, which management considers to be a source of wholesale funding and an alternative to FHLBB advances, decreased $4.9 million. FHLBB advances increased $7.6 million to $52.0 million at March 31, 2020 from $44.4 million at December 31, 2019. Brokered deposits and FHLBB advances make up the Bank’s wholesale funding which management targets at a limit of 25% of assets. At March 31, 2020, wholesale funding amounted to $137.9 million, or 21.1% of total assets.

At March 31, 2020, we had $425.5 million in loan commitments outstanding, including $395.6 million related to loans to be sold in the secondary mortgage market and to other financial institutions. In addition to commitments to originate loans, we had $54.7 million in unused lines of credit to borrowers and letters of credit and $10.8 million in undisbursed construction loans. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2020 totaled $147.9 million, including $60.7 million of brokered deposits. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. At March 31, 2020, the Bank’s Tier 1 capital to average assets ratio was 11.50%. The Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines as of March 31, 2020.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to disclose quantitative and qualitative information about market risk as it qualifies as a smaller reporting company.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any material pending litigation.

Item 1A. Risk Factors.

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 12, 2020 (“Annual Report”), based on information currently known to us and recent developments since the date of the Annual Report filing. The matters discussed below should be read in conjunction with the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report.  However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures and the related impacts to economic and operating conditions.

The COVID-19 pandemic, and the measures taken to control its spread, will continue to adversely impact our employees, customers, business operations and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has impacted and is likely to continue to impact the national economy and the regional and local markets in which we operate, lower equity market valuations, create significant volatility and disruption in capital and debt markets, and increase unemployment levels. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.  We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we have put in place for our employees.  Federal Reserve actions to combat the economic contraction caused by the COVID-19 pandemic, including the reduction of the target federal funds rate and quantitative easing programs, could, if prolonged, adversely affect our net interest income and margins, and our profitability.  The continued closures of many businesses and the institution of social distancing, shelter in place and stay home orders in the states and communities we serve, have reduced business activity and financial transactions. It is unclear whether any COVID-19 pandemic-related businesses losses that we or our customers may suffer will be recovered by existing insurance policies. Changes in customer behavior due to worsening business and economic conditions or legislative or regulatory initiatives may impact the demand for our products and services, which could adversely affect our revenue, increase the recognition of credit losses in our loan portfolios and which could adversely affect our revenue, increase the recognition of credit losses in our loan portfolios and increase our allowance for credit losses. Because of adverse economic and market conditions affecting issuers, we may be required to recognize impairments on the securities we hold as well as reductions in other comprehensive income. While the COVID-19 pandemic negatively impacted our results of operations for the first quarter of 2020, the extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions we may take as may be required by government authorities or that we determine is in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.

Our participation in the SBA’s PPP may expose us to reputational harm, increased litigation risk, as well as the risk that the SBA may not fund some or all of the guarantees associated with PPP loans.

As of May 1, 2020, we have originated 73 loans aggregating $9.5 million through the PPP. Lenders participating in the PPP have faced increased public scrutiny about their loan application process and procedures, and the nature and type of the borrowers receiving PPP loans. We depend on our reputation as a trusted and responsible financial services company to compete effectively in the communities that we serve, and any negative public or customer response to, or any litigation or claims that might arise out of, our participation in the PPP and any other legislative or regulatory initiatives and programs that may be enacted in response to the COVID-19 pandemic, could adversely impact our business. Other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and we may be subject to the same or similar litigation.  In addition, if the SBA determines that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

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

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (Or Units) that May be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	—	$—	—	117,958
February 1, 2020 - February 29, 2020	—	—	—	117,958
March 1, 2020 - March 31, 2020	98,800	12.10	98,800	19,158
	98,800	$12.10	98,800	19,158

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

10.1	Inducement Non-Qualified Stock Option Agreement (1)
10.2	Inducement Restricted Stock Award Agreement (1)
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Randolph Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)Incorporated by reference to the Registration Statement on Form S-8, filed on April 28, 2020.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Randolph Bancorp, Inc.

Date: May 8, 2020	By:	/s/ William M. Parent
William M. Parent
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Lauren B. Messmore
Lauren B. Messmore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)