Form 10-Q
period 2020-06-30
Randolph Bancorp, Inc.
filed 2020-08-10
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, there were 5,478,260 shares of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

(In thousands except for share data)

	June 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$3,922	$4,371
Interest-bearing deposits	72,081	3,881
Total cash and cash equivalents	76,003	8,252

Certificates of deposit	490	490
Securities available for sale, at fair value	54,462	57,503
Loans held for sale, at fair value	61,673	62,792
Loans, net of allowance for loan losses of $6,059 in 2020 and $4,280 in 2019	490,938	469,131
Federal Home Loan Bank of Boston stock, at cost	4,072	2,417
Accrued interest receivable	1,760	1,393
Mortgage servicing rights, net	8,094	8,556
Premises and equipment, net	5,313	5,748
Bank-owned life insurance	8,532	8,441
Foreclosed real estate	132	—
Other assets	12,572	6,281

Total assets	$724,041	$631,004

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$89,014	$61,603
Interest bearing	393,980	344,581
Brokered	55,972	90,858
Total deposits	538,966	497,042

Federal Reserve Bank advances	15,010	—
Federal Home Loan Bank of Boston advances	71,944	44,403
Mortgagors' escrow accounts	1,824	2,052
Post-employment benefit obligations	2,319	2,464
Other liabilities	9,449	6,581
Total liabilities	639,512	552,542

Commitments and contingencies (Note 15)
Stockholders' Equity:
Preferred stock, no par value; authorized: 1,000,000 shares; issued: none	—	—
Common stock, $.01 par value; authorized: 15,000,000 shares; issued and outstanding: 5,479,884 shares at June 30, 2020 and 5,576,855 shares at December 31, 2019	55	56
Additional paid-in capital	51,013	51,127
Retained earnings	36,130	31,757
ESOP-Unearned compensation	(3,850)	(3,944)
Accumulated other comprehensive income (loss), net of tax	1,181	(534)
Total stockholders' equity	84,529	78,462

Total liabilities and stockholders' equity	$724,041	$631,004

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest and dividend income:
Loans	$5,723	$6,058	$11,343	$11,646
Securities-taxable	323	358	693	742
Securities-tax exempt	8	12	15	28
Interest-bearing deposits and certificates of deposit	5	26	61	54
Total interest and dividend income	6,059	6,454	12,112	12,470

Interest expense:
Deposits	1,082	1,221	2,508	2,381
Borrowings	244	744	447	1,222
Total interest expense	1,326	1,965	2,955	3,603

Net interest income	4,733	4,489	9,157	8,867
Provision (credit) for loan losses	1,068	(144)	1,792	(144)

Net interest income after provision (credit) for loan losses	3,665	4,633	7,365	9,011

Non-interest income:
Customer service fees	266	362	573	691
Gain on loan origination and sale activities, net	14,370	5,078	21,514	7,716
Mortgage servicing fees, net	(1,354)	224	(2,608)	543
Increase in cash surrender value of life insurance	45	48	91	93
Other	172	153	381	285
Total non-interest income	13,499	5,865	19,951	9,328

Non-interest expenses:
Salaries and employee benefits	8,402	6,092	16,527	11,504
Occupancy and equipment	838	643	1,537	1,299
Data processing	225	197	421	391
Professional fees	230	287	635	555
Marketing	152	180	304	368
FDIC insurance	39	115	96	146
Other	1,493	1,359	2,818	2,538
Total non-interest expenses	11,379	8,873	22,338	16,801

Income before income taxes	5,785	1,625	4,978	1,538

Income tax expense	594	119	605	83
Net income	$5,191	$1,506	$4,373	$1,455

Weighted average common shares outstanding (basic and diluted)	5,092,490	5,465,205	5,107,700	5,471,846
Income per common share (basic and diluted)	$1.02	$0.28	$0.86	$0.27

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$5,191	$1,506	$4,373	$1,455

Other comprehensive income:
Securities available for sale:
Unrealized holding gains	157	716	1,721	1,394
Reclassification adjustment for net gains realized in income	—	—	—	—
Net unrealized gains	157	716	1,721	1,394
Related tax effects	—	38	—	—
Net-of-tax amount	157	754	1,721	1,394

Supplemental retirement plan:
Reclassification adjustments (1):
Actuarial losses	9	9	18	18
Prior service credits	(12)	(21)	(24)	(42)
	(3)	(12)	(6)	(24)
Related tax effects	—	—	—	—
Net-of-tax amount	(3)	(12)	(6)	(24)

Total other comprehensive income	154	742	1,715	1,370

Comprehensive income	$5,345	$2,248	$6,088	$2,825

(1)	Amounts are included in other non-interest expenses in the consolidated statements of operations.

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended June 30, 2020 and 2019

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Equity
	(Dollars in thousands)
Balance at March 31, 2019	5,893,293	$59	$55,419	$28,278	$(4,085)	$(1,276)	$78,395
Net income	—	—	—	1,506	—	—	1,506
Other comprehensive income	—	—	—	—	—	742	742
Stock repurchased	(106,423)	(1)	(1,599)	—	—	—	(1,600)
Restricted stock awards granted	10,835	—	—	—	—	—	—
Stock-based compensation	—	—	242	—	—	—	242
ESOP shares committed to be released	—	—	21	—	47	—	68
Balance at June 30, 2019	5,797,705	$58	$54,083	$29,784	$(4,038)	$(534)	$79,353

Balance at March 31, 2020	5,466,344	$55	$50,832	$30,939	$(3,897)	$1,027	$78,956
Net income	—	—	—	5,191	—	—	5,191
Other comprehensive income	—	—	—	—	—	154	154
Stock repurchased	(707)	—	(6)	—	—	—	(6)
Restricted stock awards granted	15,000	—	—	—	—	—	—
Share redemption for tax withholdings
for restricted stock vesting	(753)	—	(7)	—	—	—	(7)
Stock-based compensation	—	—	197	—	—	—	197
ESOP shares committed to be released	—	—	(3)	—	47	—	44
Balance at June 30, 2020	5,479,884	$55	$51,013	$36,130	$(3,850)	$1,181	$84,529

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2020 and 2019

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Equity
	(Dollars in thousands)
Balance at December 31, 2018	5,903,793	$60	$55,608	$28,329	$(4,132)	$(1,904)	$77,961
Net income	—	—	—	1,455	—	—	1,455
Other comprehensive income	—	—	—	—	—	1,370	1,370
Stock repurchased	(136,923)	(2)	(2,027)	—	—	—	(2,029)
Restricted stock awards granted	33,335	—	—	—	—	—	—
Restricted stock awards forfeited	(2,500)	—	—	—	—	—	—
Stock-based compensation	—	—	458	—	—	—	458
ESOP shares committed to be released	—	—	44	—	94	—	138
Balance at June 30, 2019	5,797,705	$58	$54,083	$29,784	$(4,038)	$(534)	$79,353

Balance at December 31, 2019	5,576,855	$56	$51,127	$31,757	$(3,944)	$(534)	$78,462
Net income	—	—	—	4,373	—	—	4,373
Other comprehensive income	—	—	—	—	—	1,715	1,715
Stock repurchased	(99,507)	(1)	(1,200)	—	—	—	(1,201)
Restricted stock awards granted	15,000	—	—	—	—	—	—
Restricted stock awards forfeited	(7,251)	—	—	—	—	—	—
Share redemption for tax withholdings
for restricted stock vesting	(5,213)	—	(60)	—	—	—	(60)
Stock-based compensation	—	—	1,128	—	—	—	1,128
ESOP shares committed to be released	—	—	18	—	94	—	112
Balance at June 30, 2020	5,479,884	$55	$51,013	$36,130	$(3,850)	$1,181	$84,529

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$4,373	$1,455
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	1,792	(144)
Loans originated for sale	(686,854)	(313,599)
Net gain on sales of mortgage loans	(22,528)	(6,296)
Proceeds from sales of mortgage loans	705,825	285,347
Net amortization of securities	124	68
Net change in deferred loan costs and fees, and purchase premiums	445	30
Depreciation and amortization	539	425
Stock-based compensation	1,128	458
ESOP expense	112	138
Increase in cash surrender value of life insurance	(91)	(93)
Net (increase) decrease in mortgage servicing rights	462	(415)
Other, net	(5,324)	(3,681)
Net cash provided by (used in) operating activities	3	(36,307)

Cash flows from investing activities:
Securities available for sale:
Purchases	(4,319)	—
Calls/maturities	3,000	500
Principal payments on mortgage-backed securities	5,957	2,531
Loan originations, net of principal repayments	(16,658)	5,668
Loan purchases	(1,519)	(2,186)
Purchases of Federal Home Loan Bank of Boston stock	(1,655)	(675)
Purchases of premises and equipment	(152)	(219)
Loss on disposal of assets	48	—
Net cash (used in) provided by investing activities	(15,298)	5,619

Cash flows from financing activities:
Net increase in non-brokered deposits	76,810	2,454
Net increase (decrease) in brokered deposits	(34,886)	2,069
Net increase in short-term Federal Reserve Bank borrowings	15,010	—
Net increase (decrease) in short-term Federal Home Loan Bank of Boston borrowings	(19,822)	19,152
Issuance (repayments) of long-term Federal Home Loan Bank of Boston advances, net	47,363	13,365
Net decrease in mortgagors' escrow accounts	(228)	(266)
Repurchases of common stock	(1,201)	(2,029)
Net cash provided by financing activities	83,046	34,745

Net change in cash and cash equivalents	67,751	4,057

Cash and cash equivalents at beginning of period	8,252	7,118

Cash and cash equivalents at end of period	$76,003	$11,175
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$1,801	$3,864
Income taxes paid	$225	$15
Non-cash item:
Transfer of held for sale loans to portfolio	$5,999	$3,969
Transfer of portfolio loan to held for sale	$—	$28,608
Transfer of portfolio loan to foreclosed real estate	$132	$—

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2020 and 2019

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements include the accounts of Randolph Bancorp, Inc. (“Bancorp”) and its wholly-owned subsidiary, Envision Bank (the “Bank”, together with Bancorp, the “Company”). The Bank has subsidiaries involved in owning investment securities and foreclosed real estate properties and a subsidiary which provides loan closing services. All intercompany accounts and transactions have been eliminated in consolidation. When necessary, certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation.

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying interim financial statements do not include all information required under GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other interim period.

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

3.	GLOBAL PANDEMIC AFFECTING RANDOLPH BANCORP, INC. IN 2020

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

Credit Quality and Allowance for Loan Losses

The Company established a $511,000 allowance for loan losses during the first six months of 2020 directly related to the initial estimate, based on available information, of probable incurred losses resulting from the impact of the COVID-19 pandemic. As the Company acquires additional information on overall economic prospects together with further assessments of the impact on individual borrowers, the loss estimated will be revised as needed, and these revisions could be material. The Company’s approach to estimating the impact of this pandemic on credit quality is presented in Note 6 – “Loans and Allowance for Loan Losses.”

Disaster Response Plan Costs

The Company implemented its disaster response plans when the national emergency was declared and a stay at home order was issued in the Commonwealth of Massachusetts. To operate in this mode the Company incurred expenses for, among other things, compensation for front-line and quarantined employees, buying equipment for a remote workforce, cleaning of office and branch buildings, and communications with customers regarding the status of the Company’s operations. These plan costs amounted to $207,000 through the first six months of 2020.

Loan Payment Deferral and Paycheck Protection Program

In response to the pandemic’s effect on our customers, the Company implemented a series of measures through the date of this report, including participation in the Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP”) and granting payment deferrals for residential mortgage, home equity and certain commercial borrowers who were current in their payments. As of June 30, 2020, the Company has funded $15.1 million of loans as part of the PPP. These loans are included with commercial and industrial loans, are pledged to the Federal Reserve’s Paycheck Protection Program Liquidity Facility and have no direct effect on the Company’s capital ratios.

The Company has granted short-term loan payment deferrals for residential mortgage, home equity and certain commercial borrowers who were current on their payment and experiencing a hardship due to the COVID-19 pandemic. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings, provided the loan was current as of the date the deferral program was implemented.

The Company has agreed to loan payment deferrals on commercial loans totaling $28.8 million, residential real estate loans in portfolio totaling $17.2 million and residential real estate loans serviced for others totaling $56.8 million as of June 30, 2020.    The commercial loan payment deferrals are concentrated in the hotel, restaurant and retail service industries. The qualifying residential real estate and commercial loan borrowers were required to contact the Company to receive loan payment deferrals.

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

The components of accumulated other comprehensive income (loss), included in total stockholders’ equity, are as follows:

	June 30,	December 31,
	2020	2019
	(In thousands)
Securities available for sale:
Net unrealized gain	$1,888	$167
Tax effect	(313)	(313)
Net-of-tax amount	1,575	(146)

Supplemental retirement plan
Unrecognized net actuarial loss	(634)	(652)
Unrecognized net prior service credit	287	311
	(347)	(341)
Tax effect	(47)	(47)
Net-of-tax amount	(394)	(388)

Accumulated other comprehensive income (loss)	$1,181	$(534)

5.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2020

Debt securities:
U.S. Government-sponsored enterprises	$1,000	$7	$—	$1,007
Corporate	3,761	23	(7)	3,777
Municipal	744	8	—	752
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	32,084	1,107	—	33,191
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	8,917	524	—	9,441
U.S. Government-guaranteed	1,171	30	—	1,201
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,184	65	—	1,249
U.S. Government-guaranteed	3,713	131	—	3,844
Total securities available for sale	$52,574	$1,895	$(7)	$54,462

December 31, 2019

Debt securities:
U.S. Government-sponsored enterprises	$4,000	$13	$(1)	$4,012
Corporate	1,513	15	—	1,528
Municipal	744	9	—	753
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	35,238	458	(286)	35,410
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	8,977	—	(53)	8,924
U.S. Government-guaranteed	1,363	7	—	1,370
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,395	23	—	1,418
U.S. Government-guaranteed	4,106	10	(28)	4,088
Total securities available for sale	$57,336	$535	$(368)	$57,503

There were no sales of securities during the six months ended June 30, 2020 and 2019.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2020 are presented below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$2,007	$2,022
After 1 year through 5 years	3,498	3,514
After 5 years through 10 years	—	—
	5,505	5,536

Mortgage-backed securities	47,070	48,926

	$52,575	$54,462

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
June 30, 2020	(In thousands)
Corporate	$(7)	$2,246	$—	$—

December 31, 2019
U.S. Government-sponsored enterprises	$—	$—	$(1)	$1,999
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(123)	11,256	(163)	9,632
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	(53)	8,924	—	—
Collateralized mortgage obligations:
U.S. Government-guaranteed	(15)	1,891	(13)	883
Total	$(191)	$22,071	$(177)	$12,514

At June 30, 2020, three debt securities had unrealized losses with aggregate depreciation of 0.31% from the Company’s amortized cost basis. The unrealized losses at June 30, 2020 were due to securities price fluctuations since the time they were purchased. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at June 30, 2020.
6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio is as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Real estate loans:
Residential:
One-to-four family	$246,236	$244,711
Home equity loans and lines of credit	43,493	41,669
Commercial	134,750	125,405
Construction	35,181	35,485
	459,660	447,270

Commercial and industrial	22,940	9,093
Consumer	13,435	15,641

Total loans	496,035	472,004
Allowance for loan losses	(6,059)	(4,280)
Net deferred loan costs and fees, and purchase premiums	962	1,407

	$490,938	$469,131

The following tables present activity in the allowance for loan losses by loan category for the three and six months ended June 30, 2020 and 2019, and allocation of the allowance to each category as of June 30, 2020 and December 31, 2019:

	Residential 1-4 Family	Second Mortgages and HELOC	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2020

Allowance at March 31, 2020	$1,223	$343	$2,241	$772	$280	$137	$4,996
Provision for loan losses	327	35	525	125	39	17	1,068
Loans charged-off	—	—	—	—	—	(13)	(13)
Recoveries	3	—	—	—	—	5	8

Balance at June 30, 2020	$1,553	$378	$2,766	$897	$319	$146	$6,059

Three Months Ended June 30, 2019

Allowance at March 31, 2019	$1,086	$292	$1,642	$803	$248	$211	$4,282
Provision (credit) for loan losses	(83)	5	(17)	(48)	16	(17)	(144)
Loans charged-off	—	—	—	—	—	(3)	(3)
Recoveries	15	—	—	—	—	4	19

Balance at June 30, 2019	$1,018	$297	$1,625	$755	$264	$195	$4,154

Six Months Ended June 30, 2020

Allowance at December 31, 2019	$1,096	$289	$1,840	$692	$235	$128	$4,280
Provision (credit) for loan losses	450	89	926	205	84	38	1,792
Loans charged-off	—	—	—	—	—	(27)	(27)
Recoveries	7	—	—	—	—	7	14

Balance at June 30, 2020	$1,553	$378	$2,766	$897	$319	$146	$6,059

Six Months Ended June 30, 2019

Allowance at December 31, 2018	$1,092	$292	$1,648	$765	$265	$375	$4,437
Provision (credit) for loan losses	(95)	5	(23)	(10)	(1)	(20)	(144)
Loans charged-off	—	—	—	—	—	(168)	(168)
Recoveries	21	—	—	—	—	8	29

Balance at June 30, 2019	$1,018	$297	$1,625	$755	$264	$195	$4,154

Additional information pertaining to the allowance for loan losses at June 30, 2020 and December 31, 2019 is as follows:

	Residential 1-4 Family	Second Mortgages and HELOC	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
June 30, 2020	(In thousands)
Allowance for impaired loans	$85	$—	$—	$—	$—	$—	$85
Allowance for non-impaired loans	1,468	378	2,766	897	319	146	5,974

Total allowance for loan losses	$1,553	$378	$2,766	$897	$319	$146	$6,059

Impaired loans	$4,050	$781	$43	$—	$—	$—	$4,874
Non-impaired loans	242,186	42,712	134,707	35,181	22,940	13,435	491,161

Total loans	$246,236	$43,493	$134,750	$35,181	$22,940	$13,435	$496,035

December 31, 2019

Allowance for impaired loans	$116	$—	$—	$—	$—	$—	$116
Allowance for non-impaired loans	980	289	1,840	692	235	128	4,164

Total allowance for loan losses	$1,096	$289	$1,840	$692	$235	$128	$4,280

Impaired loans	$5,640	$407	$46	$—	$—	$—	$6,093
Non-impaired loans	239,071	41,262	125,359	35,485	9,093	15,641	465,911

Total loans	$244,711	$41,669	$125,405	$35,485	$9,093	$15,641	$472,004

As described in Note 3 – “Global Pandemic Affecting Randolph Bancorp, Inc. in 2020” the COVID-19 pandemic has affected the Company’s operations in the first six months of 2020.  This pandemic has severely disrupted normal economic activity in the communities the Company serves along with the rest of the nation. It is impossible to know the full extent of the impact of the COVID-19 pandemic and the continued effects it may have on the Company’s operations.

Management has determined a separate qualitative element of the allowance to represent the estimate of probable incurred losses associated with the impact of the pandemic events on the Company’s loan portfolios. This estimate is judgmental and subject to changes as conditions evolve. This qualitative element of the allowance was determined based on the impact the pandemic has had on current employment levels, economic activity in the Company’s geographic regions, and the time it could take for the affected regions to return to a more normalized operating environment.

The following is a summary of past due and non-accrual loans at June 30, 2020 and December 31, 2019:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual Loans
	(In thousands)
June 30, 2020
Residential one-to-four family	$—	$268	$582	$850	$2,661
Home equity loans and lines of credit	—	22	—	22	586
Commercial real estate	4,776	2,022	—	6,798	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	124	88	—	212	—

Total	$4,900	$2,400	$582	$7,882	$3,247

December 31, 2019
Residential one-to-four family	$215	$587	$—	$802	$2,922
Home equity loans and lines of credit	188	244	—	432	336
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	76	11	—	87	—

Total	$479	$842	$—	$1,321	$3,258

The following is a summary of impaired loans at June 30, 2020 and December 31, 2019:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
June 30, 2020
Impaired loans without a valuation allowance:
Residential one-to-four family	$3,084	$3,084
Home equity loans and lines of credit	781	781
Commercial real estate	43	43
Total	3,908	3,908

Impaired loans with a valuation allowance:
Residential one-to-four family	966	966	$85
	966	966	85

Total impaired loans	$4,874	$4,874	$85

December 31, 2019
Impaired loans without a valuation allowance:
Residential one-to-four family	$3,322	$3,322
Home equity loans and lines of credit	407	407
Commercial real estate	46	46
Total	3,775	3,775

Impaired loans with a valuation allowance:
Residential one-to-four family	2,318	2,318	$116
Total	2,318	2,318	116

Total impaired loans	$6,093	$6,093	$116

Additional information pertaining to impaired loans follows:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Three Months Ended June 30, 2020

Residential one-to-four family	$4,941	$75	$41
Home equity loans and lines of credit	404	1	—

Total	$5,345	$76	$41

Three Months Ended June 30, 2019
Residential one-to-four family	$5,498	$49	$19
Home equity loans and lines of credit	337	4	4
Commercial real estate	187	1	—
Consumer	49	—	—

Total	$6,071	$54	$23
Six Months Ended June 30, 2020

Residential one-to-four family	$5,138	$133	$70
Home equity loans and lines of credit	405	1	—

Total	$5,543	$134	$70

Six Months Ended June 30, 2019
Residential one-to-four family	$5,630	$126	$51
Home equity loans and lines of credit	437	10	10
Commercial real estate	187	2	—
Consumer	49	1	—

Total	$6,303	$139	$61

Troubled Debt Restructurings

The Company periodically grants concessions to borrowers experiencing financial difficulties. The Company’s troubled debt restructurings consist primarily of interest rate concessions for periods of three months to thirty years for residential real estate loans, and for periods up to one year for commercial real estate loans.

At June 30, 2020, the Company had sixteen residential real estate loans, one consumer loan and one commercial real estate loan aggregating $2,910,000, $43,000 and $43,000, respectively, which were subject to troubled debt restructuring agreements.

At June 30, 2019, the Company had sixteen residential real estate loans and one commercial real estate loan aggregating $3,260,000 and $49,000, respectively, which were subject to troubled debt restructuring agreements.

As of June 30, 2020 and 2019, $2,997,000 and $3,309,000, respectively, in troubled debt restructurings were performing in accordance with the terms of the modified loan agreements. Included in such amounts are $1,530,000 and $649,000, respectively, that are being accounted for as non-accrual loans as they have not yet had six consecutive months of performance.

For the six months ended June 30, 2020, the Company did not enter into any loan modifications meeting the criteria of a troubled debt restructuring. For the six months ended June 30, 2019, the Company entered into two loan modifications meeting the criteria of a troubled debt restructuring in which a loan term concession was granted to a borrower.

Management performs a discounted cash flow calculation to determine the amount of valuation reserve required on each of the troubled debt restructurings. Any reserve required is recorded as part of the allowance for loan losses. During the three and six months ended June 30, 2020 and 2019, there were no material changes to the allowance for loan losses as a result of loan modifications made which were considered a troubled debt restructuring.

No additional funds are committed to be advanced in connection with trouble debt restructurings.

During the three and six months ended June 30, 2020 and 2019, there were no troubled debt restructurings that defaulted (over 30 days past due) within twelve months of the restructure date.

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

The following table presents the Company’s loans by risk rating at the dates indicated:

	June 30, 2020			December 31, 2019
	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial
	(In thousands)
Loans rated 1 - 3B (Pass rated)	$120,212	$35,181	$21,813	$121,703	$35,485	$8,134
Loans rated 4	10,263	—	503	3,702	—	206
Loans rated 5	4,275	—	624	—	—	753

	$134,750	$35,181	$22,940	$125,405	$35,485	$9,093

Residential mortgages, home equity loans and lines of credit, and consumer loans are monitored for credit quality based primarily on their payment status. When one of these loans becomes more than 90 days delinquent, it is assigned an internal loan rating. At June 30, 2020, $2,546,000 and $350,000 in residential mortgages and home equity loans were rated as substandard, and $1,310,000 in residential mortgages and $334,000 in home equity loans were rated as special mention. At December 31, 2019, $2,925,000 in residential mortgages were rated as substandard, and $1,293,000 in residential mortgages and $336,000 in home equity loans were rated as special mention.

7.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying unaudited consolidated balance sheets. The unpaid principal balances of residential mortgage loans serviced for others were $1.34 billion and $1.05 billion at June 30, 2020 and December 31, 2019, respectively.

The following table summarizes the activity relating to mortgage servicing rights (“MSRs”) for the six months ended June 30, 2020 and 2019 (in thousands):

	June 30, 2020	June 30, 2019

Mortgage servicing rights:
Balance at beginning of year	$9,484	$7,794
Additions through originations	3,562	1,100
Amortization	(955)	(572)
Balance at end of period	$12,091	$8,322

Valuation allowance:
Balance at beginning of year	$928	$8
Provision	3,069	113
Balance at end of period	$3,997	$121
Amortized cost, net	$8,094	$8,201
Fair value	$8,294	$8,356

During the six months ended June 30, 2020 and 2019, the Company increased the valuation allowance for its MSRs by $3,069,000 and $113,000, respectively. Such adjustments to the valuation allowance were due primarily to changes in fair value caused by the impact of changes in interest rates on expected loan prepayments.

8.	INCOME TAXES

Income tax expense for the three months ended June 30, 2020 and 2019 represents a state tax expense of $594,000 and $119,000, respectively. The state tax expense is based on the projected state tax rate for the year.

During the six months ended June 30, 2020 and 2019, the Company recorded a current state tax expense of $605,000 and $83,000, respectively.

Since 2014, the Company has maintained a valuation allowance for all of its deferred tax assets based on a determination that it was more likely than not that such assets would not be realized. This determination was based on the Company’s net operating loss carryforward position, its current period operating results exclusive of non-recurring items and its expectations for the upcoming year. After incurring losses in four of the five previous years, the Company had net income of $3.4 million in 2019. In performing its assessment of the need for a valuation allowance as of December 31, 2019, management concluded that the improvement in operating results, while significant, would need to be sustained for an additional period to provide sufficient evidence that realizability of deferred tax assets was more likely than not to occur. As a result, the 100% valuation allowance for deferred tax assets was maintained. The tax valuation allowance at June 30, 2020 totaled $1.2 million.
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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of derivative loan commitments was $329,348,000 and $89,925,000 at June 30, 2020 and December 31, 2019, respectively. The fair value of such commitments at June 30, 2020 and December 31, 2019 was $9,182,000 and $1,472,000, respectively, and is included in other assets in the consolidated balance sheets.

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

The Company expects that these forward loan sale commitments and TBA securities will experience changes in fair value that serve to offset the change in fair value of loans held for sale and derivative loan commitments the degree to which depends on the notional amount of such sale commitments.  The notional amount of forward loan sale commitments and TBA securities was $301,706,000 and $85,401,000 at June 30, 2020 and December 31, 2019, respectively. The fair value of such commitments consisted of liabilities of $1,547,000 and $140,000 at June 30, 2020 and December 31, 2019, respectively, included in other liabilities in the consolidated balance sheets and assets of $7,000 and $11,000 are included in other assets in the consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.

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

Shares are committed to be released on a monthly basis and allocated as of December 31 of each year. The number of shares to be allocated annually is 18,780 through the year 2040. For the three and six months ended June 30, 2020, the Company recognized compensation expense for the ESOP of $44,000 and $112,000, respectively, while for the three and six months ended June 30, 2019, the Company recognized compensation expense for the ESOP of $68,000 and $138,000, respectively. The fair value of the 384,988 unallocated ESOP shares at June 30, 2020 was $3,869,000.

11.	SHARE REPURCHASE PROGRAM

In September 2017, the Company’s Board of Directors adopted a share repurchase program under which the Company may repurchase up to 10%, or 586,854 shares, of its then outstanding common shares. Repurchases under the program may be made in open market or in privately negotiated transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program may be suspended or terminated at any time without prior notice and is currently set to expire on September 14, 2020. As of June 30, 2020, the Company had repurchased 567,696 shares at a cost of $8,426,000 in connection with this program.

12.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents net income (loss) divided by the weighted average of common shares outstanding during the period. Unvested restricted shares of common stock having dividend rights are treated as “participating securities” and, accordingly, are considered outstanding in computing basic earnings (loss) per share. Unallocated ESOP shares are not considered to be outstanding for purposes of computing earnings per share. None of the Company’s outstanding stock options were included in the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2020 and 2019 as their impact would have been anti-dilutive.

The following table sets forth the calculation of the average number of shares outstanding used to calculate the basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average number of common shares outstanding	5,479,826	5,871,321	5,497,383	5,880,309
Less: Average unallocated ESOP shares	(387,336)	(406,116)	(389,683)	(408,463)
	5,092,490	5,465,205	5,107,700	5,471,846

13.	STOCK-BASED COMPENSATION

Under the Randolph Bancorp, Inc. 2017 Stock Option and Incentive Plan (the “Equity Plan”), the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and nonqualified stock options may be granted under the Equity Plan with 586,872 shares initially reserved for options. Any options forfeited because vesting requirements are not met or expired will become available for re-issuance under the Equity Plan. The exercise price of each option equals the market price of the Company’s stock on the date of the grant and the maximum term of each option is 10 years. The total number of shares initially reserved for restricted stock is 234,749. Options and awards generally vest ratably over three to five years. The fair value of shares awarded is based on the market price at the date of grant.

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

During the six months ended June 30, 2020 and 2019, the Company made the following grants of options to purchase shares of common stock and used the following assumptions in measuring the fair value of such grants:

	2020	2019
Options granted	123,118	57,252
Vesting period (years)	3-5	1-5
Expiration period (years)	10	10
Expected volatility	26.71%	29.87%
Expected life (years)	6.2	6.5
Expected dividend yield	—	—
Risk free interest rate	0.45% - 1.10%	2.37% - 2.61%
Option fair value	$2.69 - $4.32	$2.99 - $5.83

A summary of stock option activity for the six months ended June 30, 2020 is presented in the table below:

Options	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2020	360,207	$14.82	8.01	$—
Granted	123,118	13.25
Forfeited	(11,543)	15.24
Expired	(91,614)	14.67
Balance at June 30, 2020	380,168	$14.34	8.24	$56,030
Exercisable at June 30, 2020	101,993	$14.92	7.53	$—
Unrecognized compensation cost (inclusive of directors' options)	$934,863
Weighted average remaining recognition period (years)	2.72

For the six months ended June 30, 2020 and 2019, stock-based compensation expense applicable to stock options was $428,000 and $192,000, respectively. For the three months ended June 30, 2020 and 2019, stock-based compensation expense applicable to stock options was $99,000 and $101,000, respectively.

Included in expense for the six months ended June 30, 2020 is $233,000 attributable to accelerated vesting of options upon the retirement of two executive officers.

Restricted Stock

Shares issued may be either authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will become available for reissuance under the Equity Plan. The fair market value of shares awarded, based on the market price at the date of grant, is amortized over the applicable vesting period. Restricted stock awarded to date has been at no cost to the awardee. The following table presents the activity in restricted stock awards under the Equity Plan for the six months ended June 30, 2020:

	Restricted Stock Awards	Weighted Average Grant Price
Restricted stock awards at January 1, 2020	125,861	$14.76
Granted	15,000	8.78
Vested	(41,380)	14.72
Forfeited	(7,251)	14.85
Restricted stock awards at March 31, 2020	92,230	$13.80
Unrecognized compensation cost	$1,008,533
Weighted average remaining recognition period (years)	2.90

For the six months ended June 30, 2020 and 2019 stock-based compensation expense applicable to restricted stock was $700,000 and $266,000, respectively. For the three months ended June 30, 2020 and 2019, stock-based compensation expense applicable to restricted stock was $98,000 and $141,000, respectively.

Included in expense for the six months ended June 30, 2020 is $450,000 attributable to accelerated vesting of restricted stock awards upon the retirement of two executive officers.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Securities – All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.  The securities measured at fair value in Level 1 (none at June 30, 2020 and December 31, 2019) are based on quoted market prices in an active exchange market. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

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

Assets and liabilities recorded at fair value on a recurring basis

Assets and liabilities recorded at fair value on a recurring basis are summarized below.

				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
June 30, 2020
Assets:
Securities available for sale	$—	$54,462	$—	$54,462
Portfolio loans (fair value option)	—	17,062	—	17,062
Loans held for sale (fair value option)	—	61,673	—	61,673
Derivative loan commitments	—	9,182	—	9,182
Forward loan sale commitments	—	7	—	7

Liabilities:
Forward loan sale commitments, including TBAs	—	1,547	—	1,547

December 31, 2019
Assets:
Securities available for sale	$—	$57,503	$—	$57,503
Portfolio loans (fair value option)	—	9,826	—	9,826
Loans held for sale (fair value option)	—	62,792	—	62,792
Derivative loan commitments	—	1,472	—	1,472
Forward loan sale commitments	—	11	—	11

Liabilities:
Forward loan sale commitments, including TBAs	—	140	—	140

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the six months ended June 30, 2020 and 2019.

Assets recorded at fair value on a non-recurring basis

The Company may also be required, from time to time, to record certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets as of June 30, 2020 and December 31, 2019.

				Period Ended
	June 30, 2020			June 30, 2020
	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$4,419	$—
Mortgage servicing rights	—	—	8,094	(3,069)
Foreclosed real estate	—	—	132	—

	$—	$—	$12,645	$(3,069)

	December 31, 2019
	Level 1	Level 2	Level 3
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$2,250
Mortgage servicing rights	—	—	8,556

	$—	$—	$10,806

The Company recorded an increase in the valuation allowance for its MSRs of $3,069,000 during the six months ended June 30, 2020. The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of MSRs. The model uses loan prepayment assumptions based on current market conditions and applies a discount rate based on indicated rates of return required by market participants. The increase in the valuation allowance during the six months ended June 30, 2020 was caused by faster loan prepayment speeds attributable to the drop in interest rates on residential mortgage loans during the period.

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

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2020 and December 31, 2019.

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

	June 30, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$490	$492	$—	$492	$—
Securities available for sale	54,462	54,462	—	54,462	—
Loans held for sale	61,673	61,673	—	61,673	—
Loans, net	490,938	489,675	—	—	489,675
Derivative assets	9,189	9,189	—	9,189	—

Financial liabilities:
Deposits	$538,966	$540,056	$—	$540,056	$—
FRB advances	15,010	15,010	—	15,010	—
FHLBB advances	71,944	73,216	—	73,216	—
Derivative liabilities	1,547	1,547	—	1,547	—

	December 31, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$490	$492	$—	$492	$—
Securities available for sale	57,503	57,503	—	57,503	—
Loans held for sale	62,792	62,792	—	62,792	—
Loans, net	469,131	469,416	—	—	469,416
Derivative assets	1,483	1,483	—	1,483	—

Financial liabilities:
Deposits	$497,042	496,979	$—	$496,979	$—
FHLBB advances	44,403	44,433	—	44,433	—
Derivative liabilities	140	140	—	140	—

15.	COMMITMENTS AND CONTINGENCIES

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

The following financial instruments were outstanding, at the dates indicated, whose contract amounts represent credit risk:

	June 30, 2020	December 31, 2019
	(In thousands)
Commitments to originate loans	$354,127	$117,086
Unused lines and letters of credit	59,015	52,721
Unadvanced funds on construction loans	8,430	11,029
Overdraft lines of credit	7,984	8,178

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

Segment information as of and for the three and six months ended June 30, 2020 follows:

	For the Three Months Ended June 30, 2020
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$3,944	$789	$4,733
Provision for loan losses	1,068	—	1,068

Net interest income after provision for loan losses	2,876	789	3,665

Non-interest income:
Customer service fees	245	21	266
Gain on loan origination and sale activities, net (1)	—	14,736	14,736
Mortgage servicing fees, net	(95)	(1,259)	(1,354)
Other	85	132	217
Total non-interest income	235	13,630	13,865

Non-interest expenses:
Salaries and employee benefits	1,925	6,477	8,402
Occupancy and equipment	465	373	838
Other non-interest expenses	1,057	1,082	2,139
Total non-interest expenses	3,447	7,932	11,379

Income (loss) before income taxes and elimination of inter-segment profit	$(336)	$6,487	6,151

Elimination of inter-segment profit			(366)
Income before income taxes			5,785

Income tax expense			594
Net income			$5,191

Total assets, June 30, 2020	$601,313	$122,728	$724,041

	For the Six Months Ended June 30, 2020
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$7,937	$1,220	$9,157
Provision for loan losses	1,792	—	1,792

Net interest income after provision for loan losses	6,145	1,220	7,365

Non-interest income:
Customer service fees	518	55	573
Gain on loan origination and sale activities, net (1)	—	22,209	22,209
Mortgage servicing fees, net	(182)	(2,426)	(2,608)
Other	225	247	472
Total non-interest income	561	20,085	20,646

Non-interest expenses:
Salaries and employee benefits (2)	5,023	11,504	16,527
Occupancy and equipment	869	668	1,537
Other non-interest expenses	2,203	2,071	4,274
Total non-interest expenses	8,095	14,243	22,338

Income (loss) before income taxes and elimination of inter-segment profit	$(1,389)	$7,062	5,673

Elimination of inter-segment profit			(695)
Income before income taxes			4,978

Income tax expense			605
Net income			$4,373

(1)	Before elimination of inter-segment profit.
(2)

Salaries and benefits for the six months ended June 30, 2020, include the severance and vested stock acceleration costs related to the retirement of the Chief Executive Officer and Chief Financial Officer of the Bank. Total cost of this event was $1.38 million, of which $1.03 million was allocated to the Bank segment and the remainder, $344,000, was allocated to the mortgage segment.

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the Federal Home Loan Bank of Boston (“FHLBB”) for the period.
2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for Home Equity Line of Credit (“HELOC”) originations. This income for the three and six months ended June 30, 2020 totaled $366,000 and $695,000, respectively

3.

Loan servicing fees are charged to EB by EM based on the number of residential mortgage loans held in portfolio at a rate of 0.14% per annum and amounted to $95,000 and $182,000 for the three and six months ended June 30, 2020, respectively.

4.

Certain cost centers provide services to both business segments. The cost centers include Finance, Marketing, IT and Administration. Costs which are common to both business segments are referred to as “indirect costs” and are allocated using relevant benchmarks, e.g. headcount, number of accounts, etc.

Segment information as of and for the three and six months ended June 30, 2019 follows:

	For the Three Months Ended June 30, 2019
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$4,161	$328	$4,489
Credit for loan losses	(144)	—	(144)

Net interest income after provision for loan losses	4,305	328	4,633

Non-interest income:
Customer service fees	322	40	362
Gain on loan origination and sale activities, net (1)	—	5,299	5,299
Mortgage servicing fees, net	(92)	316	224
Other	97	104	201
Total non-interest income	327	5,759	6,086

Non-interest expenses:
Salaries and employee benefits	1,786	4,306	6,092
Occupancy and equipment	370	273	643
Other non-interest expenses	1,298	840	2,138
Total non-interest expenses	3,454	5,419	8,873

Income before income taxes and elimination of inter-segment profit	$1,178	$668	1,846

Elimination of inter-segment profit			(221)
Income before income taxes			1,625

Income tax expense			119
Net income			$1,506

Total assets, June 30, 2019	$512,162	$140,407	$652,569

	For the Six Months Ended June 30, 2019
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$8,343	$524	$8,867
Credit for loan losses	(144)	—	(144)

Net interest income after provision for loan losses	8,487	524	9,011

Non-interest income:
Customer service fees	617	74	691
Gain on loan origination and sale activities, net (1)	—	8,093	8,093
Mortgage servicing fees, net	(180)	723	543
Other	222	156	378
Total non-interest income	659	9,046	9,705

Non-interest expenses:
Salaries and employee benefits	3,325	8,179	11,504
Occupancy and equipment	770	529	1,299
Other non-interest expenses	2,252	1,746	3,998
Total non-interest expenses	6,347	10,454	16,801

Income (loss) before income taxes and elimination of inter-segment profit	$2,799	$(884)	1,915

Elimination of inter-segment profit			(377)
Income before income taxes			1,538

Income tax expense			83
Net income			$1,455

(1)	Before elimination of inter-segment profit

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help investors understand the financial performance of Randolph Bancorp, Inc. and its subsidiary, Envision Bank, through a discussion of the factors affecting its financial condition at June 30, 2020 and December 31, 2019, and its results of operations for the three and six month periods ended June 30, 2020 and 2019. This section should be read in conjunction with the unaudited consolidated financial statements of Randolph Bancorp, Inc. and notes thereto that appear elsewhere in this Quarterly Report. For the purpose of this Quarterly Report, the terms the “Company” “we,” “our,” and “us” refer to Randolph Bancorp, Inc. and its subsidiary unless the context indicates another meaning. When necessary, certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation.

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; the length and extent of the economic contraction as a result of the COVID-19 pandemic; continued deterioration in employment levels, general business and economic conditions on a national basis and in the local markets in which we operate; changes in customer behavior due to changing business and economic conditions or legislative or regulatory initiatives leading to changes in demand for loans in our market area; turbulence in the capital and debt markets; changes in interest rates; increases in loan defaults and charge-off rates; the possibility that future credits losses are higher than currently expected due to changes in economic assumptions or adverse economic developments; decreases in the value of securities and other assets; decreases in deposit levels necessitating increased borrowing to fund loans and investments; competitive pressures from other financial institutions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation; reputational risk relating to our participation in the Paycheck Protection Program and other pandemic-related legislative and regulatory initiatives and programs; risks that goodwill and intangibles recorded in our financial statements will become impaired; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; risks related to the implementation of acquisitions, dispositions, and restructurings, including the risk that acquisitions may not produce results at levels or within time frames originally anticipated; the risk that we may not be successful in the implementation of our business strategy; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in our Annual Report on Form 10-K and updated in this Quarterly Report on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Overview

Our results of operations depend primarily on net interest income and net gains on loan origination and sale activities. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. Our interest-earning assets consist primarily of residential mortgage loans (including loans held for sale), commercial real estate loans, commercial and industrial loans, home equity loans and lines of credit, construction loans, consumer loans and investment securities. Interest-bearing liabilities consist primarily of deposit accounts (including brokered deposits) and borrowings from the Federal Home Loan Bank of Boston (“FHLBB”) and the Federal Reserve Bank (“FRB”). Net gains on loan origination and sale activities result from the origination and sale of such loans to investors including Fannie Mae, Freddie Mac and other financial institutions. The amount of these gains is dependent on the volume of our loan originations, profit margins earned upon sale and the prevailing fair value of MSRs.

On March 27, 2020, Congress passed, and the President signed, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic effects of the COVID-19 pandemic.

•

Paycheck Protection Program. The CARES Act appropriated $349 billion for “paycheck protection loans” through the U.S. Small Business Administration’s (“SBA”) 7(a) Loan Guaranty Program (the “PPP”).  The amount appropriated was subsequently increased to $659 billion.  Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA.  As of June 30, 2020, the Bank had originated 176 PPP loans totaling $15.1 million. In conjunction with the PPP, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) has created a lending facility for qualified financial institutions. The Paycheck Protection Program Liquidity Facility (the “PPPLF”) will extend credit to depository institutions with a term of up to two years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility.

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

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Total Assets. Total assets increased $93.0 million to $724.0 million at June 30, 2020 from $631.0 million at December 31, 2019. Contributing to asset growth was a $21.8 million increase in net loans, mainly driven by the issuance of $15.1 million of Paycheck Protection Program loans, as well as small increases in residential and commercial real estate loans. In addition, cash and cash equivalents increased by $67.8 million in the six months ended June 30, 2020, mainly as a result of strong core growth in deposits and the timing of cash proceeds from loan sales. Loans held for sale decreased by $1.1 million to $61.7 million at June 30, 2020 from $62.8 million at December 31, 2019.

Loans Held for Sale. We are actively involved in the secondary mortgage market and sell most of our residential first mortgage loan production to investors. At June 30, 2020, loans held for sale totaled $61.7 million compared to $62.8 million at December 31, 2019, and proceeds from sales of mortgage loans totaled $705.8 million in the six months ended June 30, 2020. Lower mortgage rates available during the first six months of 2020 favorably impacted loan refinancing activity, which comprised 76% of residential mortgage loan originations in the first six months of 2020. With $329.3 million of outstanding customer interest rate lock agreements at June 30, 2020, the balance of loans held for sale is expected to remain at an elevated level throughout the third quarter of 2020.

Net Loans. Net loans increased $21.8 million to $490.9 million at June 30, 2020 from $469.1 million at December 31, 2019, primarily as a result of the issuance of Paycheck Protection Program loans, as well as increases in residential and commercial real estate loans. These increases were partially offset by decreases in consumer and other commercial and industrial loans, where loan repayments have not been offset by increased loan originations or purchases.

Investment Securities. Investment securities, all of which are classified as available for sale, decreased $3.0 million to $54.5 million at June 30, 2020 from $57.5 million at December 31, 2019, primarily due to principal payments on mortgage-backed securities, partially offset by securities purchases and an increase in market values attributable to the decline in longer-term interest rates during the first half of 2020. At June 30, 2020, investment securities, certificates of deposit, and cash and cash equivalents, primary sources of on-balance sheet liquidity, totaled $131.0 million, or 18.1% of total assets.

Mortgage Servicing Rights. MSRs decreased $462,000 to $8.1 million at June 30, 2020 from $8.6 million at December 31, 2019. The principal reason for the decrease was an impairment charge of $3.1 million recognized through a valuation allowance, given expectations of higher mortgage loan prepayments in the low interest rate environment. That was partially offset by an increase in the origination of new mortgage servicing rights, net of amortization. At June 30, 2020, the Company serviced $1.34 billion of mortgage loans for others, an increase of $0.29 billion from $1.05 billion at December 31, 2019. Accordingly, the average value of MSRs at June 30, 2020 stood at 60 basis points, a decrease of 21 basis points from the average value of 81 basis points at December 31, 2019.

Deposits. Deposits increased $41.9 million, or 8.4%, to $539.0 million at June 30, 2020 from $497.0 million at December 31, 2019. During this period, non-brokered deposits increased by $76.8 million, or 18.9%. The growth in non-brokered deposits was directly driven by customers’ receipt of government stimulus payments, Paycheck Protection Program loan proceeds which were deposited with us, and our focus on deposit gathering prior to the onset of the COVID-19 pandemic. Brokered deposits, which management considers to be a source of wholesale funding, declined by $34.9 million to $56.0 million at June 30, 2020, from $90.9 million at December 31, 2019.

FRB Advances. FRB Advances consist of term advances under the Paycheck Protection Program Liquidity Facility which fund Paycheck Protection Program loans and amounted to $15.0 million at June 30, 2020.

FHLBB Advances. FHLBB advances, which consist of term advances, increased by $27.5 million to $71.9 million at June 30, 2020, from $44.4 million at December 31, 2019. Management elected to increase FHLBB advances because they were a relatively cheaper source of wholesale funding than brokered deposits.

Brokered deposits, FRB advances and FHLBB advances make up the Bank’s wholesale funding which management targets at a limit of 25% of total assets. At June 30, 2020, wholesale funding amounted to $142.9 million, or 19.7% of total assets.

Stockholders’ Equity. Stockholders’ equity increased $6.1 million to $84.5 million at June 30, 2020 compared to $78.5 million at December 31, 2019. The increase was mainly attributed to net income of $4.4 million in the six months ended June 30, 2020, an increase in the fair value of available-for sale securities of $1.7 million, driven by a decline in longer-term interest rates, and  $1.2 million of equity adjustments related to the stock benefit plan and employee stock ownership plan.  These increases were partially offset by the Company repurchasing $1.2 million of shares during the first half of 2020, for a total of 99,507 shares repurchased at an average cost of $12.07 per share.

Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019

General. The Company recognized net income of $5.2 million, or $1.02 per share, for the three months ended June 30, 2020 compared to net income of $1.5 million, or $0.28 per share, for the three months ended June 30, 2019, an increase of $3.4 million.

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

	For the Three Months Ended June 30,
	2020			2019
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$576,964	$5,723	3.97%	$558,643	$6,058	4.34%
Investment securities (2) (3)	58,119	332	2.28%	53,947	373	2.77%
Interest-earning deposits	22,918	5	0.09%	5,915	26	1.76%
Total interest-earning assets	658,001	6,060	3.68%	618,505	6,457	4.18%
Noninterest-earning assets	40,156			23,820
Total assets	$698,157			$642,325
Interest-bearing liabilities:
Savings accounts	158,427	233	0.59%	103,849	106	0.41%
NOW accounts	46,593	50	0.43%	39,130	49	0.50%
Money market accounts	71,396	122	0.68%	61,361	232	1.51%
Term certificates	159,224	677	1.70%	169,740	834	1.97%
Total interest-bearing deposits	435,640	1,082	0.99%	374,080	1,221	1.31%
FHLBB advances	79,133	244	1.23%	118,364	744	2.51%
Total interest-bearing liabilities	514,773	1,326	1.03%	492,444	1,965	1.60%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	77,947			62,377
Other noninterest-bearing liabilities	22,893			8,270
Total liabilities	615,613			563,091
Total stockholders' equity	82,544			79,234
Total liabilities and stockholders' equity	$698,157			$642,325
Net interest income		$4,734			$4,492
Interest rate spread(4)			2.65%			2.58%
Net interest-earning assets(5)	$143,228			$126,061
Net interest margin(6)			2.88%			2.91%

Ratio of interest-earning assets to interest- bearing liabilities	127.82%			125.60%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available for sale, FHLBB stock and investment in a correspondent bank.
(3)	Includes tax equivalent adjustments for municipal securities, based on an effective tax rate of 21% of $1,000 and $3,000 for the three months ended June 30, 2020 and 2019, respectively.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2020
	Compared to
	Three Months Ended June 30, 2019
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$194	$(529)	$(335)
Investment securities	27	(68)	(41)
Interest-earning deposits	21	(42)	(21)
Total interest-earning assets	242	(639)	(397)
Interest-bearing liabilities:
Savings accounts	69	58	127
NOW accounts	9	(8)	1
Money market accounts	33	(143)	(110)
Term certificates	(49)	(108)	(157)
Total interest-bearing deposits	62	(201)	(139)
FHLBB advances	(197)	(303)	(500)
Total interest-bearing liabilities	(135)	(504)	(639)

Change in net interest income	$377	$(135)	$242

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, decreased $397,000, or 6.1%, to $6.1 million for the three months ended June 30, 2020 compared to $6.5 million for the three months ended June 30, 2019. The yield on interest-earning assets decreased 49 basis points to 3.68% in the second quarter of 2020 from 4.18% in the same quarter of the prior year, given decreasing earning-asset yields in a declining interest rate environment. Partially offsetting the rate impact was an increase in average interest-earning assets between periods of $39.5 million, or 6.4%, as the Company continued to leverage its capital base.

Interest Expense. Interest expense decreased $639,000, or 32.5%, to $1.3 million for the three months ended June 30, 2020 compared to $2.0 million for the three months ended June 30, 2019. This decrease resulted from a 57 basis point decrease in the cost of funds to 1.03%, which was partially offset by an increase in average interest-bearing liabilities of $61.6 million. The decrease in cost of funds was principally due to a declining interest rate environment which lowered the cost of money market accounts, term deposits and FHLBB advances, while the cost of interest-bearing deposits did not adjust downward in all categories given an emphasis on increasing local market share.

Net Interest Income. Net interest income, inclusive of tax equivalent adjustments on municipal securities, increased $242,000, or 5.4%, to $4.7 million for the three months ended June 30, 2020 compared to $4.5 million for the three months ended June 30, 2019. This improvement resulted principally from loan growth and improved interest rate spread mainly reflecting decreased wholesale funding utilization and cost. The net interest margin decreased 3 basis points to 2.88% in the second quarter of 2020 from 2.91% in the second quarter of 2019, primarily due to deposit repricing lagging the decreasing interest-earning asset yields in a declining interest rate environment.

Provision for Loan Losses. The Company recognized a provision for loan losses of $1.1 million for the quarter ended June 30, 2020 compared to a credit for loan losses of $144,000 in the prior year quarter. The provision in the quarter ended June 30, 2020 included $154,000 representing the estimate of probable incurred losses associated with the impact of the COVID-19 pandemic on the Company’s loan portfolio. At June 30, 2020, higher loss factors were assigned to each major loan portfolio category based on their level of risk, taking into consideration the deterioration in economic conditions given stay-at-home orders and sharply increased unemployment in our local marketplace. No provision was associated with the Paycheck Protection Program loans originated in the second quarter of 2020 as they are guaranteed by the SBA. The allowance for loan losses was 1.22% and 0.90% of total loans at June 30, 2020 and December 31, 2019, respectively, and was 158.2% and 131.4% of non-performing loans at June 30, 2020 and December 31, 2019, respectively.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities increased $9.3 million, or 183.0%, to $14.4 million for the three months ended June 30, 2020 compared to $5.1 million for the three months ended

June 30, 2019. The lower mortgage rates available during the second quarter of 2020 favorably impacted loan refinancing activity, which comprised 82% of loan production of $481.6 million in the second quarter of 2020. Accordingly, loan sales proceeds increased by 166.2% to $476.2 million in the second quarter of 2020 compared to $178.9 million in the prior year period.

Other Non-interest Income (Losses). Non-interest losses were $871,000 in the three months ended June 30, 2020 compared to non-interest income of $787,000 during the three months ended June 30, 2019. The $1.7 million negative variation between periods is mainly attributed to a provision of $1.5 million to the valuation allowance for MSRs which was recognized in the quarter ended June 30, 2020 as loan prepayment speeds were adjusted higher to reflect the impact of lower interest rates.

Non-interest Expenses. Non-interest expenses increased $2.5 million, or 28.1%, to $11.4 million for the three months ended June 30, 2020, from $8.9 million for the three months ended June 30, 2019.

Salaries and employee benefits increased $2.3 million to $8.4 million in the second quarter of 2020 from $6.1 million in the second quarter of 2019. This increase was primarily due to higher commissions and incentives associated with increased residential loan production, as well as COVID-19 pandemic-related compensation of $101,000 for front-line and quarantined employees.

Occupancy and equipment expenses increased $195,000 in the quarter ended June 30, 2020 over the prior year period.This increase resulted from increased spending on cleaning and supplies related to the COVID-19 pandemic of $70,000 and increased depreciation of furniture, fixtures and equipment that are expected to be retired as we consolidate our administrative office space in light of prolonged remote working arrangements for certain back-office staff.

Other non-interest expenses comprising data processing, professional fees, marketing, FDIC insurance and other non-interest expenses increased by $1,000 in the quarter ended June 30, 2020 compared to the prior year period as a result of a combination of factors. Marketing and certain operating expenses declined as a result of lower deposit customer activity while stay-at-home orders were in effect. Those reductions were offset by higher costs related to elevated mortgage loan production.

Income Tax Expense. Income tax expense of $594,000 for the three months ended June 30, 2020 consisted solely of a state income tax provision, which was based on the projected effective state tax rate for the year. The Company had a net operating loss carryforward (“NOL”) for federal tax purposes of $10.8 million at June 30, 2020. Since 2014, the NOL as well as other deferred tax assets have been subject to a full valuation allowance, which totaled $1.2 million at June 30, 2020. Management evaluates this position on a quarterly basis and has concluded, based primarily on the Company’s historical operating results, to maintain the full valuation allowance.

Comparison of Operating Results for the Six Months Ended June 30, 2020 and 2019

General.

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

	For the Six Months Ended June 30,
	2020			2019
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$554,053	$11,343	4.09%	$537,549	$11,646	4.33%
Investment securities (2) (3)	58,459	711	2.43%	54,551	777	2.85%
Interest-earning deposits	20,688	61	0.59%	5,258	54	2.05%
Total interest-earning assets	633,200	12,115	3.83%	597,358	12,477	4.18%
Noninterest-earning assets	35,965			24,462
Total assets	$669,165			$621,820
Interest-bearing liabilities:
Savings accounts	146,635	516	0.70%	102,912	188	0.37%
NOW accounts	42,821	101	0.47%	39,851	97	0.49%
Money market accounts	74,895	321	0.86%	66,384	461	1.39%
Term certificates	173,939	1,570	1.81%	166,704	1,634	1.96%
Total interest-bearing deposits	438,290	2,508	1.14%	375,851	2,380	1.27%
FHLBB advances	63,118	447	1.42%	97,259	1,222	2.51%
Total interest-bearing liabilities	501,408	2,955	1.18%	473,110	3,602	1.52%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	70,332			62,063
Other noninterest-bearing liabilities	16,221			7,952
Total liabilities	587,961			543,125
Total stockholders' equity	81,204			78,695
Total liabilities and stockholders' equity	$669,165			$621,820
Net interest income		$9,160			$8,875
Interest rate spread(4)			2.65%			2.65%
Net interest-earning assets(5)	$131,792			$124,248
Net interest margin(6)			2.89%			2.97%

Ratio of interest-earning assets to interest- bearing liabilities	126.28%			126.26%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available for sale, FHLBB stock and investment in a correspondent bank.
(3)	Includes tax equivalent adjustments for municipal securities, based on an effective tax rate of 21% of $3,000 and $7,000 for the six months ended June 30, 2020 and 2019, respectively.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Six Months Ended June 30, 2020
	Compared to
	Six Months Ended June 30, 2019
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$351	$(654)	$(303)
Investment securities	53	(119)	(66)
Interest-earning deposits	68	(61)	7
Total interest-earning assets	472	(834)	(362)
Interest-bearing liabilities:
Savings accounts	103	225	328
NOW accounts	7	(3)	4
Money market accounts	53	(193)	(140)
Term certificates	69	(133)	(64)
Total interest-bearing deposits	232	(104)	128
FHLBB advances	(346)	(429)	(775)
Total interest-bearing liabilities	(114)	(533)	(647)

Change in net interest income	$586	$(301)	$285

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, decreased $362,000, or 2.9%, to $12.1 million for the six months ended June 30, 2020 compared to $12.5 million for the six months ended June 30, 2019. The yield on interest-earning assets decreased 35 basis points to 3.83% in the first half of 2020 from 4.18% in the first half of the prior year, given decreasing earning-asset yields in a declining interest rate environment. Partially offsetting the rate impact was an increase in average interest-earning assets between periods of $35.8 million, or 6.0%, as the Company continued to leverage its capital base.

Interest Expense. Interest expense decreased $647,000, or 18.0%, to $3.0 million for the six months ended June 30, 2020 compared to $3.6 million for the six months ended June 30, 2019. This decrease resulted from a 34 basis point decrease in the cost of funds to 1.18%, which was partially offset by an increase in average interest-bearing liabilities of $28.3 million. The decrease in cost of funds was principally due to a declining interest rate environment which lowered the cost of money market accounts, term deposits and FHLBB advances, while the cost of interest-bearing deposits did not adjust downward in all categories given an emphasis on increasing local market share.

Net Interest Income. Net interest income, inclusive of tax equivalent adjustments on municipal securities, increased $285,000, or 3.2%, to $9.2 million for the six months ended June 30, 2020 compared to $8.9 million for the six months ended June 30, 2019. This improvement resulted principally from loan growth and improved interest rate spread mainly reflecting decreased wholesale funding utilization and cost. The net interest margin decreased 8 basis points to 2.89% in the first half of 2020 from 2.97% in the first half of 2019, primarily due to deposit repricing lagging the decreasing interest-earning asset yields in a declining interest rate environment.

Provision for Loan Losses. The Company recognized a provision for loan losses of $1.8 million for the six months ended June 30, 2020, compared to a credit for loan losses of $144,000 in the prior year period. The provision in the first half of 2020 included $511,000, representing the estimate of probable incurred losses associated with the impact of the COVID-19 pandemic on the Company’s loan portfolio. At June 30, 2020, higher loss factors were assigned to each major loan portfolio category based on their level of risk, taking into consideration the deterioration in economic conditions given stay-at-home orders and sharply increased unemployment in our local marketplace. No provision was associated with the Paycheck Protection Program loans originated in the first half of 2020 as they are guaranteed by the SBA.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities increased $13.8 million, or 178.8%, to $21.5 million for the six months ended June 30, 2020 compared to $7.7 million for the six months ended June 30, 2019. The lower mortgage rates available during the first half of 2020 favorably impacted loan refinancing activity, which comprised 76% of loan production of $731.8 million in the first half of 2020. Accordingly, loan sales proceeds increased by 147.4% to $705.8 million in the first half of 2020 compared to $285.3 million in the prior year period.

Other Non-interest Income (Losses). Non-interest losses were $1.6 million in the six months ended June 30, 2020, compared to non-interest income of $1.6 million during the six months ended June 30, 2019. The $3.2 million negative variation between periods is mainly attributed to a provision of $3.1 million to the valuation allowance for MSRs which was recognized in the first half of 2020 as loan prepayment speeds were adjusted higher to reflect the impact of lower interest rates. The fair value adjustment for mortgage servicing rights was $114,000 in the six months ended June 30, 2019.

Non-interest Expenses. Non-interest expenses increased $5.5 million, or 33.0%, to $22.3 million for the six months ended June 30, 2020, from $16.8 million for the six months ended June 30, 2019. Non-interest expenses in the first quarter of 2020 included one-time charges of $1,375,000 related to the retirement of senior executives as well as $207,000 of COVID-19 pandemic-related expenses, principally related to cleaning.

Salaries and employee benefits increased $5.0 million to $16.5 million in the first half of 2020 from $11.5 million in the first quarter of 2019. This increase included one-time charges of $1.4 million for the retirement of senior executives, higher commissions and incentives associated with higher residential loan production, and COVID-19 pandemic-related compensation of $101,000 for front-line and quarantined employees.

Occupancy and equipment expenses increased $238,000, or 18.3%, to $1.5 million in the first half of 2020 compared to $1.3 million in the first half of 2019. This increase included spending on cleaning and supplies related to the COVID-19 pandemic of $106,000, as well as increased depreciation of furniture, fixtures and equipment that are expected to be retired as we consolidate our administrative office space in light of prolonged remote working arrangements for certain back-office staff.

Other non-interest expenses comprising data processing, professional fees, marketing, FDIC insurance and other non-interest expenses increased by $276,000 in the six months ended June 30, 2020 versus the prior year period as a result of a combination of factors. Marketing and certain operating expenses declined as a result of lower deposit customer activity while stay-at-home orders were in effect. Those reductions were offset by higher costs related to elevated mortgage loan production and management succession planning costs.

Income Tax Expense. Income tax expense of $605,000 for the six months ended June 30, 2020 consisted solely of a state income tax provision, which was based on the projected effective state tax rate for the year. The Company had a net operating loss carryforward (“NOL”) for federal tax purposes of $10.8 million at June 30, 2020. Since 2014, the NOL as well as other deferred tax assets have been subject to a full valuation allowance, which totaled $1.2 million at June 30, 2020. Management evaluates this position on a quarterly basis and has concluded, based primarily on the Company’s historical operating results, to maintain the full valuation allowance.

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

Comparison of Segment Results for the Three Months Ended June 30, 2020 and 2019

The following table presents a comparison of the results of operations for each segment before incomes taxes and elimination of inter-segment profit, and the changes in those results, for the three months ended June 30, 2020 and 2019.

	Envision Bank				Envision Mortgage
	Three Months Ended June 30,		Increase (Decrease)		Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
	(in thousands)
Net interest income	$3,944	$4,161	$(217)	(5.2)%	$789	$328	$461	140.5%
Provision (credit) for loan losses	1,068	(144)	1,212	841.7	—	—	—	—
Net interest income
after provision (credit) for loan losses	2,876	4,305	(1,429)	(33.2)	789	328	461	140.5

Non-interest income:
Customer service fees	245	322	(77)	(23.9)	21	40	(19)	(47.5)
Gain on loan origination
and sale activities, net (1)	—	—	—	—	14,736	5,299	9,437	178.1
Mortgage servicing fees, net	(95)	(92)	(3)	(3.3)	(1,259)	316	(1,575)	(498.4)
Other	85	97	(12)	(12.4)	132	104	28	26.9
Total non-interest income	235	327	(92)	(28.1)	13,630	5,759	7,871	136.7

Non-interest expenses:
Salaries and employee benefits	1,925	1,786	139	7.8	6,477	4,306	2,171	50.4
Occupancy and equipment	465	370	95	25.7	373	273	100	36.6
Other non-interest expenses	1,057	1,298	(241)	(18.6)	1,082	840	242	28.8
Total non-interest expenses	3,447	3,454	(7)	(0.2)	7,932	5,419	2,513	46.4
Income (loss) before income taxes and
elimination of inter-segment profit	$(336)	$1,178	$(1,514)	(128.5)%	$6,487	$668	$5,819	871.1%

Total Assets at June 30, 2020	$601,313				$122,728
Total Assets at December 31, 2019	521,144				109,860
Increase (decrease)	$80,169				$12,868
(1)	Before elimination of inter-segment profit.

Envision Bank Segment

The Envision Bank segment had losses before income taxes and elimination of inter-segment profit of $336,000 for the three months ended June 30, 2020 compared to income of $1.2 million for the three months ended June 30, 2019. The decrease in operating results between periods of $1.5 million was driven by a number of factors as explained below.

Net interest income decreased by $217,000, or 5.2%, as a result of deposit repricing lagging the decreasing earning-asset yields in a declining interest rate environment. The Company recognized a provision for loan losses of $1.1 million for the quarter ended June 30, 2020 compared to a credit for loan losses of $144,000 in the prior year quarter. The provision in the quarter ended June 30, 2020 included $154,000 representing the estimate of probable incurred losses associated with the impact of the COVID-19 pandemic on the Company’s loan portfolio. At June 30, 2020, higher loss factors were assigned to each major loan portfolio category based on their level of risk, taking into consideration the deterioration in economic conditions given stay-at-home orders and sharply increased unemployment in our local marketplace. No provision was associated with the Paycheck Protection Program loans originated in the second quarter of 2020 as they are guaranteed by the SBA.

Non-interest income declined by $92,000 between periods, driven by a lower level of customer service fees while stay-at-home orders were in effect.

Non-interest expense decreased by $7,000 in the quarter ended June 30, 2020 as compared to the prior year period as a result of a combination of factors. Salaries and employee benefits increased by $139,000, or 7.8%, between periods as a result of annual salary adjustments, the hiring of new banking staff, including marketing and business development officers, and COVID-19 pandemic-related compensation for front-line and quarantined staff. Occupancy and equipment expenses increased $95,000 in the quarter ended June 30, 2020 over the prior year period, partly as a result of increased spending on cleaning and supplies related to the COVID-19 pandemic. Other non-interest expenses decreased by $241,000 between periods, given that marketing and certain operating expenses declined as a result of lower deposit customer activity, and deposit insurance assessments also decreased.

Total assets attributable to the Envision Bank segment increased $80.2 million, or 15.4%, to $601.3 million at June 30, 2020 from $521.1 million at December 31, 2019. This increase was principally due to growth in cash and portfolio loans.

Envision Mortgage Segment

The Envision Mortgage segment had income before income taxes and elimination of inter-segment profit of $6.5 million for the three months ended June 30, 2020 compared to $668,000 for the three months ended June 20, 2019. The improvement of $5.8 million in operating results occurred as a result of an increase of $9.4 million, or 178.1%, in net gains on loan origination and sale activities. Partially offsetting this increase were increases in the valuation allowance for MSRs, higher salaries and employee benefits associated with the increase in closed loan production and increased other non-interest expenses related to loan production.

The net gain on loan origination and sale activities, the principal source of revenue for Envision Mortgage, increased $9.4 million to $14.7 million in the second quarter of 2020 from $5.3 million in the second quarter of 2019, driven by mortgage loan refinancing in a declining rate environment and higher sale margins.

Net interest income increased $461,000, or 140.5%, to $789,000 in the second quarter of 2020 compared to $328,000 in the second quarter of 2019. This was primarily due to an increase in the average balance of loans held for sale and residential construction loans in the 2020 period.

Mortgage servicing fee income decreased $1.6 million between periods largely due to a $1.5 million increase in the valuation allowance for MSRs in the 2020 period due to an increase in expected loan prepayment speeds caused by a reduction in interest rates.

Non-interest expenses of Envision Mortgage increased $2.5 million, or 46.4%, to $7.9 million in the second quarter of 2020 from $5.4 million in the second quarter of 2019. This increase is primarily due to an increase of $2.2 million, or 50.4%, in salaries and employee benefits, largely related to increased loan production volume.

The increase of $101,000 in occupancy and equipment costs in the second quarter of 2020 compared to the prior year period was related to increased spending on cleaning and supplies related to the COVID-19 pandemic, as well as increased depreciation of furniture, fixtures and equipment that are expected to be retired as we consolidate our administrative office space.

Other non-interest expenses increased $242,000, or 28.8%, to $1.1 million in the second quarter of 2020 from $840,000 in the second quarter of 2019. This increase is mainly due to volume-related cost increases associated with higher residential mortgage loan production, partially offset by reductions in the allocation of certain indirect costs incurred by the Marketing, Finance and Administration cost centers.

Total assets attributable to the Envision Mortgage segment were $122.7 million at June 30, 2020, compared to $109.9 million at December 31, 2019.

Comparison of Segment Results for the Six Months Ended June 30, 2020 and 2019

The following table presents a comparison of the results of operations for each segment before incomes taxes and elimination of inter-segment profit, and the changes in those results, for the six months ended June 30, 2020 and 2019.

	Envision Bank				Envision Mortgage
	Six Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
	(in thousands)
Net interest income	$7,937	$8,343	$(406)	(4.9)%	$1,220	$524	$696	132.8%
Provision (credit) for loan losses	1,792	(144)	1,936	1,344.4	—	—	—	—
Net interest income
after provision (credit) for loan losses	6,145	8,487	(2,342)	(27.6)	1,220	524	696	132.8

Non-interest income:
Customer service fees	518	617	(99)	(16.0)	55	74	(19)	(25.7)
Gain on loan origination
and sale activities, net (1)	—	—	—	—	22,209	8,093	14,116	174.4
Mortgage servicing fees, net	(182)	(180)	(2)	(1.1)	(2,426)	723	(3,149)	(435.5)
Other	225	222	3	1.4	247	156	91	58.3
Total non-interest income	561	659	(98)	(14.9)	20,085	9,046	11,039	122.0

Non-interest expenses:
Salaries and employee benefits (2)	5,023	3,325	1,698	51.1	11,504	8,179	3,325	40.7
Occupancy and equipment	869	770	99	12.9	668	529	139	26.3
Other non-interest expenses	2,203	2,252	(49)	(2.2)	2,071	1,746	325	18.6
Total non-interest expenses	8,095	6,347	1,748	27.5	14,243	10,454	3,789	36.2
Income (loss) before income taxes and
elimination of inter-segment profit	$(1,389)	$2,799	$(4,188)	(149.6)%	$7,062	$(884)	$7,946	898.9%

(1)	Before elimination of inter-segment profit.
(2)

Salaries and employee benefits include the severance and vested stock acceleration costs related to the retirement of the Chief Executive Officer and Chief Financial Officer of the Company. The total cost of this event was $1.38 million, of which $1.03 million was allocated to the Envision Bank segment and the remainder, $344,000, was allocated to the Envision Mortgage segment.

Envision Bank Segment

The Envision Bank segment had losses before income taxes and elimination of inter-segment profit of $1.4 million for the six months ended June 30, 2020 compared to income of $2.8 million for the six months ended June 30, 2019. The decrease in operating results between periods of $4.2 million was driven by a number of factors as explained below.

Net interest income decreased by $406,000, or 4.9%, as a result of deposit repricing which lagged the decreasing earning-asset yields in a declining interest rate environment. The Company recognized a provision for loan losses of $1.8 million for the six months ended June 30, 2020 compared to a credit for loan losses of $144,000 in the prior year period. The provision in the first half of 2020 included $511,000 representing the estimate of probable incurred losses associated with the impact of the COVID-19 pandemic on the loan portfolio.

Non-interest income declined between periods by $98,000, driven by a lower level of customer service fees while stay-at-home orders were in effect.

Non-interest expense increased by $1.7 million in the six months ended June 30, 2020 as compared the prior year period, primarily driven by higher salaries and benefits, of which $1.0 million of the increase related to senior management retirement costs allocated to the Envision Bank segment, and other increases related to annual salary adjustments and the hire of new banking staff, as well as COVID-19 pandemic-related compensation for front-line and quarantined staff. Other non-interest expenses increased by $50,000 between periods.

Envision Mortgage Segment

The Envision Mortgage segment had income before income taxes and elimination of inter-segment profit of $7.1 million for the six months ended June 30, 2020 compared to a loss of $884,000 for the six months ended June 30, 2019. The improvement of $7.9 million in operating results occurred as a result of an increase of $14.1 million, or 174.4%, in net gains on loan origination and sale activities. Partially offsetting this increase were an increase in the valuation allowance for MSRs, higher salaries and employee benefits associated with the increase in closed loan production and increased other non-interest expenses related to loan production.

The net gain on loan origination and sale activities, the principal source of revenue for Envision Mortgage, increased $14.1 million to $22.2 million in the six months ended June 30, 2020 from $8.1 million in the six months ended June 30, 2019, driven by mortgage loan refinancing in a declining rate environment.

Net interest income increased $696,000, or 132.8%, to $1.2 million in the first six months of 2020 compared to $524,000 in the first six months of 2019. This was primarily due to an increase in the average balance of loans held for sale and residential construction loans in the 2020 period.

Mortgage servicing fee income decreased $3.1 million between periods largely due to a $3.1 million increase in the valuation allowance for MSRs in the 2020 period given an increase in expected loan prepayment speeds caused by a reduction in interest rates.

Non-interest expenses of Envision Mortgage increased $3.8 million, or 36.2%, to $14.2 million in the first half of 2020 from $10.5 million in the first half of 2019. This increase is due to an increase of $3.3 million, or 40.7%, in salaries and employee benefits, largely related to increased loan production volume.

The increase of $139,000 in occupancy and equipment costs in the first half of 2020 compared to the prior year period was related to increased spending on cleaning and supplies related to the COVID-19 pandemic, as well as increased depreciation of furniture, fixtures and equipment that are expected to be retired as we consolidate our administrative office space.

Other non-interest expenses increased $325,000, or 18.6%, to $2.1 million in the first half of 2020 from $1.7 million in the first half of 2019. This increase is mainly due to volume-related cost increases associated with higher residential mortgage loan production.

 Asset Quality

Nonperforming Assets. The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated.

	June 30, 2020	December 31, 2019
Nonaccrual loans:	(In thousands)
Real estate loans:
One- to four-family residential	$2,661	$2,922
Commercial	—	—
Home equity loans and lines of credit	586	336
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total nonaccrual loans	3,247	3,258
Delinquent loans (>90 days) accruing interest	582	—
Total non-performing loans	3,829	3,258
Other real estate owned	132	—
Total nonperforming assets	$3,961	$3,258
Performing troubled debt restructurings	1,467	2,149
Total nonperforming assets and performing troubled debt restructurings	$5,428	$5,407

Total nonperforming loans to total loans(1)	0.77%	0.69%
Total nonperforming assets to total assets	0.55%	0.52%
Total nonperforming assets and performing troubled debt restructurings to total assets	0.75%	0.86%

(1)Total loans exclude loans held for sale but include net deferred loan costs and fees.

Interest income that would have been recorded for the six months ended June 30, 2020 had nonaccruing loans been current according to their original terms amounted to $111,000. Income related to nonaccrual loans included in interest income for the six months ended June 30, 2020 amounted to $73,000.

Classified Loans.  The following table shows the aggregate amounts of our regulatory classified loans at the dates indicated.

	June 30, 2020	December 31, 2019
	(In thousands)
Classified assets:
Substandard	$7,795	$3,678
Doubtful	—	—
Loss	—	—
Total classified assets	$7,795	$3,678
Special mention	$12,411	$5,537

Assets that do not expose the Company to risk sufficient to warrant classified loan status, but which possess potential weaknesses that deserve close attention, are designated as special mention. As of June 30, 2020, there were $12.4 million of assets designated as special mention compared to $5.5 million at December 31, 2019.

Included in the above table are $886,000 in special mention loans, which have been granted short-term loan payment deferrals for customers experiencing a hardship due to the COVID-19 pandemic.

Allowance for Loan Losses. The following table sets forth the breakdown for loan losses by loan category at the dates indicated.

	June 30, 2020			December 31, 2019
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$1,553	25.64%	49.64%	$1,096	25.61%	51.85%
Commercial	2,766	45.65%	27.17%	1,840	42.99%	26.57%
Home equity loans and lines of credit	378	6.24%	8.77%	289	6.75%	8.83%
Construction	897	14.80%	7.09%	692	16.17%	7.52%
Commercial and industrial loans	319	5.26%	4.62%	235	5.49%	1.93%
Consumer loans	146	2.41%	2.71%	128	2.99%	3.30%
Total	$6,059	100.00%	100.00%	$4,280	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Allowance at beginning of period	$4,280	$4,437
Provision (credit) for loan losses	1,792	(144)
Charge offs:
Consumer loans	(27)	(168)
Total charge-offs	(27)	(168)

Recoveries:
Real estate loans:
One- to four-family residential	7	21
Consumer loans	7	8
Total recoveries	14	29
Net charge-offs	(13)	(139)
Allowance at end of period	$6,059	$4,154
Total loans outstanding(1)	$496,997	$456,024
Average loans outstanding	$554,053	$488,369
Allowance for loan losses as a percent of total loans outstanding(1)	1.22%	0.91%
Net loans charged off as a percent of average loans outstanding(2)	0.00%	0.06%
Allowance for loan losses to nonperforming loans	158.24%	179.44%

(1)	Total loans exclude loans held for sale but include net deferred loan costs and fees.
(2)	Annualized.

Liquidity and Capital Resources

At June 30, 2020, we had $71.9 million of FHLBB advances and $15.0 million of FRB advances outstanding, respectively. At that date, we had the ability to borrow up to an additional $96.1 million from the FHLBB, $1.0 million under a line of credit with the Federal Reserve Bank of Boston and $7.5 million under an unsecured line of credit with a correspondent bank.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2020, cash and cash equivalents totaled $76.0 million.

Financing activities consist primarily of activity in deposit accounts and borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Deposits increased $41.9 million, or 8.4%, to $539.0 million at June 30, 2020 from $497.0 million at December 31, 2019. During this period, brokered deposits, which management considers to be a source of wholesale funding and an alternative to FHLBB advances, decreased $34.9 million. FHLBB advances increased $27.5 million to $71.9 million at June 30, 2020 from $44.4 million at December 31, 2019. The Bank pledged PPP loans as collateral to the Federal Reserve’s Paycheck Protection Program Liquidity Facility and received advances of $15.0 million.

Brokered deposits, the FRB and FHLBB advances make up the Bank’s wholesale funding which management targets at a limit of 25% of assets. At June 30, 2020, wholesale funding amounted to $142.9 million, or 19.7% of total assets.

At June 30, 2020, we had $354.1 million in loan commitments outstanding, including $329.3 million related to loans to be sold in the secondary mortgage market and to other financial institutions. In addition to commitments to originate loans, we had $59.0 million in unused lines of credit to borrowers and letters of credit and $8.4 million in undisbursed construction loans. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2020 totaled $121.9 million, including $43.9 million of brokered deposits. Management expects, based on historical experience, that a substantial portion of the maturing non-brokered certificates of deposit will be renewed.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. At June 30, 2020, the Bank’s Tier 1 capital to average assets ratio was 11.44%. The Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines as of June 30, 2020.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to disclose quantitative and qualitative information about market risk as it qualifies as a smaller reporting company.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any material pending litigation.

Item 1A. Risk Factors.

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 12, 2020 (“Annual Report”), and Part II. Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 8, 2020 (the “First Quarter 10-Q”) based on information currently known to us and recent developments since the date of the First Quarter 10-Q filing. The matters discussed below should be read in conjunction with the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report and Part II. Item 1A. “Risk Factors” of our First Quarter 10-Q. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report and the First Quarter 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures and the related impacts to economic and operating conditions.

The COVID-19 pandemic, and the measures taken to control its spread, will continue to adversely impact our employees, customers, business operations and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has impacted and is likely to continue to impact the national economy and the regional and local markets in which we operate, lower equity market valuations, create significant volatility and disruption in capital and debt markets, and increase unemployment levels. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.  We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we have put in place for our employees.  Federal Reserve actions to combat the economic contraction caused by the COVID-19 pandemic, including the reduction of the target federal funds rate and quantitative easing programs, could, if prolonged, adversely affect our net interest income and margins, and our profitability.  The continued closures of many businesses and the institution of social distancing, shelter in place and stay home orders in the states and communities we serve, have reduced business activity and financial transactions. While certain of these restrictions have been eased and workplaces in the communities we serve are beginning to reopen, the pace of reopening is measured and these government policies and directives are subject to change as the effects and spread of the COVID-19 pandemic continue to evolve. It is unclear whether any COVID-19 pandemic-related businesses losses that we or our customers may suffer will be recovered by existing insurance policies. Changes in customer behavior due to worsening business and economic conditions or legislative or regulatory initiatives may impact the demand for our products and services, which could adversely affect our revenue, increase the recognition of credit losses in our loan portfolios and which could adversely affect our revenue, increase the recognition of credit losses in our loan portfolios and increase our allowance for credit losses. The measures we have taken to aid our customers, including short-term loan payment deferments, may be insufficient to help our customers who have been negatively impacted by the economic fallout from the COVID-19 pandemic. Loans that are currently in deferral status may become nonperforming loans. Because of adverse economic and market conditions affecting issuers, we may be required to recognize impairments on the securities we hold as well as reductions in other comprehensive income. While the COVID-19 pandemic negatively impacted our results of operations for the first six months of 2020, the extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions we may take as may be required by government authorities or that we determine is in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.

Our participation in the SBA’s PPP may expose us to reputational harm, increased litigation risk, as well as the risk that the SBA may not fund some or all of the guarantees associated with PPP loans.

As of July 31, 2020, we have originated 187 loans aggregating $15.3 million through the PPP. Lenders participating in the PPP have faced increased public scrutiny about their loan application process and procedures, and the nature and type of the borrowers receiving PPP loans. We depend on our reputation as a trusted and responsible financial services company to compete effectively in the communities that we serve, and any negative public or customer response to, or any litigation or claims that might arise out of, our participation in the PPP and any other legislative or regulatory initiatives and programs that may be enacted in response to the COVID-19 pandemic, could adversely impact our business. Other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and we may be subject to the same or similar litigation, in addition to litigation in connection with our processing of PPP loan forgiveness applications.  In addition, if the SBA determines that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

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

101

The following materials from Randolph Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2020 and 2019 and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Randolph Bancorp, Inc.

Date: August 7, 2020	By:	/s/ William M. Parent
William M. Parent
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Lauren B. Messmore
Lauren B. Messmore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)