Form 10-Q
period 2020-09-30
Randolph Bancorp, Inc.
filed 2020-11-06
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, there were 5,523,522 shares of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

(In thousands except for share data)

	September 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$5,335	$4,371
Interest-bearing deposits	43,756	3,881
Total cash and cash equivalents	49,091	8,252

Certificates of deposit	—	490
Securities available for sale, at fair value	55,551	57,503
Loans held for sale, at fair value	87,805	62,792
Loans, net of allowance for loan losses of $6,597 in 2020 and $4,280 in 2019	484,548	469,131
Federal Home Loan Bank of Boston stock, at cost	3,797	2,417
Accrued interest receivable	1,654	1,393
Mortgage servicing rights, net	10,944	8,556
Premises and equipment, net	5,133	5,748
Bank-owned life insurance	8,577	8,441
Foreclosed real estate	132	—
Other assets	15,736	6,281

Total assets	$722,968	$631,004

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$93,352	$61,603
Interest bearing	391,660	344,581
Brokered	37,273	90,858
Total deposits	522,285	497,042

Federal Reserve Bank advances	15,318	—
Federal Home Loan Bank of Boston advances	66,903	44,403
Mortgagors' escrow accounts	1,959	2,052
Post-employment benefit obligations	2,289	2,464
Other liabilities	19,276	6,581
Total liabilities	628,030	552,542

Commitments and contingencies (Note 15)
Stockholders' Equity:
Preferred stock, no par value; authorized: 1,000,000 shares; issued: none	—	—
Common stock, $.01 par value; authorized: 15,000,000 shares; issued and outstanding: 5,524,390 shares at September 30, 2020 and 5,576,855 shares at December 31, 2019	55	56
Additional paid-in capital	51,201	51,127
Retained earnings	46,415	31,757
ESOP-Unearned compensation	(3,803)	(3,944)
Accumulated other comprehensive income (loss), net of tax	1,070	(534)
Total stockholders' equity	94,938	78,462
Total liabilities and stockholders' equity	$722,968	$631,004

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest and dividend income:
Loans	$5,337	$6,144	$16,680	$17,790
Securities-taxable	297	366	990	1,108
Securities-tax exempt	7	8	22	36
Interest-bearing deposits and certificates of deposit	7	23	68	77
Total interest and dividend income	5,648	6,541	17,760	19,011

Interest expense:
Deposits	730	1,365	3,237	3,746
Borrowings	249	603	696	1,825
Total interest expense	979	1,968	3,933	5,571

Net interest income	4,669	4,573	13,827	13,440
Provision (credit) for loan losses	546	—	2,338	(144)

Net interest income after provision (credit) for loan losses	4,123	4,573	11,489	13,584

Non-interest income:
Customer service fees	330	363	902	1,054
Gain on loan origination and sale activities, net	18,102	5,782	39,616	13,438
Mortgage servicing fees, net	1,180	(181)	(1,428)	362
Increase in cash surrender value of life insurance	46	45	136	139
Other	216	294	598	578
Total non-interest income	19,874	6,303	39,824	15,571

Non-interest expenses:
Salaries and employee benefits	7,911	7,010	24,439	18,514
Occupancy and equipment	859	673	2,395	1,972
Data processing	242	179	663	570
Professional fees	253	264	888	819
Marketing	154	275	458	643
FDIC insurance	41	(55)	136	91
Other	1,591	1,372	4,410	3,850
Total non-interest expenses	11,051	9,718	33,389	26,459

Income before income taxes	12,946	1,158	17,924	2,696

Income tax expense	2,661	14	3,266	97
Net income	$10,285	$1,144	$14,658	$2,599
Earnings per common share:
Basic	$2.01	$0.21	$2.86	$0.48
Diluted	$2.01	$0.21	$2.86	$0.48
Weighted average shares outstanding:
Basic	5,120,367	5,345,786	5,123,705	5,429,339
Diluted	5,120,367	5,345,786	5,126,077	5,429,339

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$10,285	$1,144	$14,658	$2,599

Other comprehensive income:
Securities available for sale:
Unrealized holding gains (losses)	(108)	259	1,613	1,653
Reclassification adjustment for net gains realized in income	—	—	—	—
Net unrealized gains (losses)	(108)	259	1,613	1,653
Related tax effects	—	—	—	—
Net-of-tax amount	(108)	259	1,613	1,653

Supplemental retirement plan:
Reclassification adjustments (1):
Actuarial losses	9	9	27	27
Prior service credits	(12)	(21)	(36)	(63)
	(3)	(12)	(9)	(36)
Related tax effects	—	—	—	—
Net-of-tax amount	(3)	(12)	(9)	(36)

Total other comprehensive income (loss)	(111)	247	1,604	1,617

Comprehensive income	$10,174	$1,391	$16,262	$4,216

(1)	Amounts are included in other non-interest expenses in the consolidated statements of operations.

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended September 30, 2020 and 2019

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Equity
	(Dollars in thousands)
Balance at June 30, 2019	5,797,705	$58	$54,083	$29,784	$(4,038)	$(534)	$79,353
Net income	—	—	—	1,144	—	—	1,144
Other comprehensive income	—	—	—	—	—	247	247
Stock repurchased	(96,553)	(1)	(1,440)	—	—	—	(1,441)
Stock-based compensation	—	—	223	—	—	—	223
ESOP shares committed to be released	—	—	18	—	47	—	65
Balance at September 30, 2019	5,701,152	$57	$52,884	$30,928	$(3,991)	$(287)	$79,591

Balance at June 30, 2020	5,479,884	$55	$51,013	$36,130	$(3,850)	$1,181	$84,529
Net income	—	—	—	10,285	—	—	10,285
Other comprehensive income (loss)	—	—	—	—	—	(111)	(111)
Stock repurchased	(1,624)	—	(16)	—	—	—	(16)
Restricted stock awards granted	48,130	—	—	—	—	—	—
Restricted stock awards forfeited	(2,000)	—	—	—	—	—	—
Stock-based compensation	—	—	199	—	—	—	199
ESOP shares committed to be released	—	—	5	—	47	—	52
Balance at September 30, 2020	5,524,390	$55	$51,201	$46,415	$(3,803)	$1,070	$94,938

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2020 and 2019

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Equity
	(Dollars in thousands)
Balance at December 31, 2018	5,903,793	$60	$55,608	$28,329	$(4,132)	$(1,904)	$77,961
Net income	—	—	—	2,599	—	—	2,599
Other comprehensive income	—	—	—	—	—	1,617	1,617
Stock repurchased	(233,476)	(3)	(3,467)	—	—	—	(3,470)
Restricted stock awards granted	33,335	—	—	—	—	—	—
Restricted stock awards forfeited	(2,500)	—	—	—	—	—	—
Stock-based compensation	—	—	681	—	—	—	681
ESOP shares committed to be released	—	—	62	—	141	—	203
Balance at September 30, 2019	5,701,152	$57	$52,884	$30,928	$(3,991)	$(287)	$79,591

Balance at December 31, 2019	5,576,855	$56	$51,127	$31,757	$(3,944)	$(534)	$78,462
Net income	—	—	—	14,658	—	—	14,658
Other comprehensive income	—	—	—	—	—	1,604	1,604
Stock repurchased	(101,131)	(1)	(1,216)	—	—	—	(1,217)
Restricted stock awards granted	63,130	—	—	—	—	—	—
Restricted stock awards forfeited	(9,251)	—	—	—	—	—	—
Share redemption for tax withholdings
for restricted stock vesting	(5,213)	—	(60)	—	—	—	(60)
Stock-based compensation	—	—	1,327	—	—	—	1,327
ESOP shares committed to be released	—	—	23	—	141	—	164
Balance at September 30, 2020	5,524,390	$55	$51,201	$46,415	$(3,803)	$1,070	$94,938

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$14,658	$2,599
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	2,338	(144)
Loans originated for sale	(1,144,058)	(616,301)
Net gain on sales of mortgage loans	(43,539)	(13,590)
Proceeds from sales of mortgage loans	1,158,237	579,990
Net amortization of securities	218	92
Net change in deferred loan costs and fees, and purchase premiums	324	(43)
Depreciation and amortization	1,028	643
Stock-based compensation	1,327	681
ESOP expense	164	203
Increase in cash surrender value of life insurance	(136)	(139)
Net (increase) decrease in mortgage servicing rights	(2,388)	(673)
Other, net	545	(196)
Net cash provided by (used in) operating activities	(11,282)	(46,878)

Cash flows from investing activities:
Redemptions of certificates of deposit	490	1,715
Securities available for sale:
Purchases	(11,543)	—
Calls/maturities	4,500	500
Principal payments on mortgage-backed securities	10,390	4,430
Net loan originations (repayments)	(10,155)	891
Loan purchases	(1,519)	(2,684)
Proceeds from residential portfolio sales	—	23,689
Redemptions (purchases) of Federal Home Loan Bank of Boston stock	(1,380)	1,715
Purchases of premises and equipment	(503)	(259)
Loss on disposal of assets	90	—
Proceeds from sale of foreclosed real estate	—	61
Net cash (used in) provided by investing activities	(9,630)	30,058

Cash flows from financing activities:
Net increase in non-brokered deposits	78,828	18,019
Net increase (decrease) in brokered deposits	(53,585)	35,681
Net increase in short-term Federal Reserve Bank borrowings	15,318	—
Net increase (decrease) in short-term Federal Home Loan Bank of Boston borrowings	(14,822)	(49,665)
Issuance of long-term Federal Home Loan Bank of Boston advances	40,000	20,000
Repayments of long-term Federal Home Loan Bank of Boston advances	(2,678)	(1,703)
Net increase (decrease) in mortgagors' escrow accounts	(93)	70
Repurchases of common stock	(1,217)	(3,470)
Net cash provided by financing activities	61,751	18,932

Net change in cash and cash equivalents	40,839	2,112

Cash and cash equivalents at beginning of period	8,252	7,118

Cash and cash equivalents at end of period	$49,091	$9,230
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$4,225	$5,328
Income taxes paid	$1,025	$15
Non-cash item:
Transfer of held for sale loans to portfolio	$6,537	$6,553
Transfer of portfolio loan to held for sale	$—	$28,608
Donation of land, net	$—	$73
Transfer of portfolio loan to foreclosed real estate	$132	$—

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2020 and 2019

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

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying interim financial statements do not include all information required under GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other interim period.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting requirements. In May 2020, FASB amended the effective date of the new guidance on leases. Previously, the amendments and related new guidance on leases were effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021 for private companies. The new guidance on leases is now effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is still permitted. Due to the Company’s Emerging Growth Company status expiring on December 31, 2021, this pronouncement will be effective for the fiscal period ending December 31, 2021 and for interim reporting periods thereafter. The Company’s assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the time of adoption. The Company is currently assessing the impact of the adoption of this ASU on its consolidated balance sheet.

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

Credit Quality and Allowance for Loan Losses

The Company established a $558,000 allowance for loan losses during the first nine months of 2020 directly related to its estimate, based on available information, of probable incurred losses resulting from the impact of the COVID-19 pandemic. As the Company acquires additional information on overall economic prospects together with further assessments of the impact on individual borrowers, the loss estimated will be revised as needed, and these revisions could be material. The Company’s approach to estimating the impact of this pandemic on credit quality is presented in Note 6 – “Loans and Allowance for Loan Losses.”

Disaster Response Plan Costs

The Company implemented its disaster response plans when the national emergency was declared and a stay at home order was issued in the Commonwealth of Massachusetts. To operate in this mode the Company incurred expenses for, among other things, compensation for front-line and quarantined employees, buying equipment for a remote workforce, cleaning of office and branch buildings, and communications with customers regarding the status of the Company’s operations. These plan costs amounted to $229,000 through the first nine months of 2020.

Loan Payment Deferral and Paycheck Protection Program

In response to the pandemic’s effect on our customers, the Company implemented a series of measures through the date of this report, including participation in the Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP”) and granting payment deferrals for residential mortgage, home equity and certain commercial borrowers who were current in their payments. As of September 30, 2020, the Company had a balance of $15.4 million loans as part of the PPP. These loans are included with commercial and industrial loans, are pledged to the Federal Reserve’s Paycheck Protection Program Liquidity Facility and have no direct effect on the Company’s capital ratios.

The Company has granted short-term loan payment deferrals for residential mortgage, home equity and certain commercial borrowers who were current on their payment and experiencing a hardship due to the COVID-19 pandemic. In accordance with interagency guidance issued in March 2020 and/or the CARES Act enacted in March 2020, these short-term deferrals are not considered troubled debt restructurings, provided the loan was current as of the date the deferral program was implemented, or December 31, 2019 for deferrals made under the CARES Act.

The Company has agreed to loan payment deferrals on commercial loans totaling $37.0 million, residential real estate loans in portfolio totaling $17.9 million and residential real estate loans serviced for others totaling $66.8 million as of September 30, 2020.    The commercial loan payment deferrals are concentrated in the hotel and hospitality, restaurant and retail service industries. The qualifying residential real estate and commercial loan borrowers were required to contact the Company to receive loan payment deferrals.

The table below summarizes the status of the bank’s loan deferral activity at September 30, 2020:

	Deferrals	Suspended/	Resumed	Full
	Granted	Reduced Payment	Payment	Payoff
	(In thousands)
September 30, 2020
Real estate loans:
Residential:
One-to-four family	$14,902	$5,270	$8,825	$807
Home equity loans and lines of credit	2,984	1,314	1,670	-
Commercial	33,286	19,287	13,999	-
Total real estate loans	51,172	25,871	24,494	807

Commercial and industrial	3,710	33	1,830	1,847
Consumer	20	-	20	-
Total	$54,902	$25,904	$26,344	$2,654

The payment deferral programs were applied prospectively from the respective dates of the events and did not change the delinquency status of the loans as of such dates. Accordingly, if all payments were current at the date of the event, the loan will not be reported as past due during the deferral period.  Furthermore, for loans subject to the deferral programs on which payments were past due prior to the event, the delinquency status of such loans was frozen to the status that existed at the date of the event until the end of the deferral period. Accordingly, the table below summarizes the risk rating and for all loans that were granted deferral, and any loans that were listed in nonaccrual status at September 30, 2020:

	Pass Rated /	Special	Sub-	Non-
	Not Rated	Mention	standard (1)	accrual (1) (2)
	(In thousands)
September 30, 2020
Real estate loans:
Residential:
One-to-four family	$13,071	$778	$246	$196
Home equity loans and lines of credit	2,984	-	-	-
Commercial	19,451	5,378	8,457	6,986
Total real estate loans	35,506	6,156	8,703	7,182

Commercial and industrial	1,378	452	33	33
Consumer	20	-	-	-
Total	$36,904	$6,608	$8,736	$7,215
(1)	Includes one commercial real estate relationship for which a $2.8 million full repayment was made in early October 2020.
(2)	Nonaccrual loans are risk rated as either special mention or substandard and are included as a balance in those columns.

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities are reported as a separate component of stockholders’ equity, such items, along with net income (loss), are components of comprehensive income (loss).

The components of accumulated other comprehensive income (loss), included in total stockholders’ equity, are as follows:

	September 30,	December 31,
	2020	2019
	(In thousands)
Securities available for sale:
Net unrealized gain	$1,780	$167
Tax effect	(313)	(313)
Net-of-tax amount	1,467	(146)

Supplemental retirement plan
Unrecognized net actuarial loss	(625)	(652)
Unrecognized net prior service credit	275	311
	(350)	(341)
Tax effect	(47)	(47)
Net-of-tax amount	(397)	(388)

Accumulated other comprehensive income (loss)	$1,070	$(534)

5.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2020
Debt securities:
Corporate	4,319	24	(7)	4,336
Municipal	744	6	—	750
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	34,190	974	—	35,164
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	8,887	551	—	9,438
U.S. Government-guaranteed	1,023	24	—	1,047
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,049	58	—	1,107
U.S. Government-guaranteed	3,559	150	—	3,709
Total securities available for sale	$53,771	$1,787	$(7)	$55,551

December 31, 2019
Debt securities:
U.S. Government-sponsored enterprises	$4,000	$13	$(1)	$4,012
Corporate	1,513	15	—	1,528
Municipal	744	9	—	753
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	35,238	458	(286)	35,410
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	8,977	—	(53)	8,924
U.S. Government-guaranteed	1,363	7	—	1,370
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,395	23	—	1,418
U.S. Government-guaranteed	4,106	10	(28)	4,088
Total securities available for sale	$57,336	$535	$(368)	$57,503

There were no sales of securities during the nine months ended September 30, 2020 and 2019.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2020 are presented below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$505	$510
After 1 year through 5 years	3,486	3,511
After 5 years through 10 years	1,072	1,065
	5,063	5,086

Mortgage-backed securities	48,708	50,465

	$53,771	$55,551

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
September 30, 2020	(In thousands)
Corporate	$(7)	$1,065	$—	$—

December 31, 2019
U.S. Government-sponsored enterprises	$—	$—	$(1)	$1,999
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(123)	11,256	(163)	9,632
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	(53)	8,924	—	—
Collateralized mortgage obligations:
U.S. Government-guaranteed	(15)	1,891	(13)	883
Total	$(191)	$22,071	$(177)	$12,514

At September 30, 2020,  one debt security had unrealized losses with aggregate depreciation of 0.65% from the Company’s amortized cost basis. The unrealized losses at September 30, 2020 were due to securities price fluctuations since the time they were purchased. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at September 30, 2020.
6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio is as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Real estate loans:
Residential:
One-to-four family	$235,955	$244,711
Home equity loans and lines of credit	48,097	41,669
Commercial	141,862	125,405
Construction	32,064	35,485
	457,978	447,270

Commercial and industrial	20,388	9,093
Consumer	11,696	15,641

Total loans	490,062	472,004
Allowance for loan losses	(6,597)	(4,280)
Net deferred loan costs and fees, and purchase premiums	1,083	1,407

	$484,548	$469,131

The following tables present activity in the allowance for loan losses by loan category for the three and nine months ended September 30, 2020 and 2019, and allocation of the allowance to each category as of September 30, 2020 and December 31, 2019:

	Residential 1-4 Family	Second Mortgages and HELOC	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2020

Allowance at June 30, 2020	$1,553	$378	$2,766	$897	$319	$146	$6,059
Provision (credit) for loan losses	30	77	589	(90)	(75)	15	546
Loans charged-off	—	(3)	—	—	—	(8)	(11)
Recoveries	—	—	—	—	2	1	3

Balance at September 30, 2020	$1,583	$452	$3,355	$807	$246	$154	$6,597

Three Months Ended September 30, 2019

Allowance at June 30, 2019	$1,018	$297	$1,625	$755	$264	$195	$4,154
Provision (credit) for loan losses	43	(6)	22	(30)	6	(35)	—
Loans charged-off	—	—	—	—	—	(3)	(3)
Recoveries	2	—	—	—	—	-	2

Balance at September 30, 2019	$1,063	$291	$1,647	$725	$270	$157	$4,153

Nine Months Ended September 30, 2020

Allowance at December 31, 2019	$1,096	$289	$1,840	$692	$235	$128	$4,280
Provision for loan losses	480	166	1,515	115	9	53	2,338
Loans charged-off	—	(3)	—	—	—	(37)	(40)
Recoveries	7	—	—	—	2	10	19

Balance at September 30, 2020	$1,583	$452	$3,355	$807	$246	$154	$6,597

Nine Months Ended September 30, 2019

Allowance at December 31, 2018	$1,092	$292	$1,648	$765	$265	$375	$4,437
Provision (credit) for loan losses	(52)	(1)	(1)	(40)	5	(55)	(144)
Loans charged-off	—	—	—	—	—	(171)	(171)
Recoveries	23	—	—	—	—	8	31

Balance at September 30, 2019	$1,063	$291	$1,647	$725	$270	$157	$4,153

Additional information pertaining to the allowance for loan losses at September 30, 2020 and December 31, 2019 is as follows:

	Residential 1-4 Family	Second Mortgages and HELOC	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
September 30, 2020	(In thousands)
Allowance for impaired loans	$79	$—	$—	$—	$—	$—	$79
Allowance for non-impaired loans	1,504	452	3,355	807	246	154	6,518

Total allowance for loan losses	$1,583	$452	$3,355	$807	$246	$154	$6,597

Impaired loans	$4,581	$607	$7,028	$—	$33	$—	$12,249
Non-impaired loans	231,374	47,490	134,834	32,064	20,355	11,696	477,813

Total loans	$235,955	$48,097	$141,862	$32,064	$20,388	$11,696	$490,062

December 31, 2019

Allowance for impaired loans	$116	$—	$—	$—	$—	$—	$116
Allowance for non-impaired loans	980	289	1,840	692	235	128	4,164

Total allowance for loan losses	$1,096	$289	$1,840	$692	$235	$128	$4,280

Impaired loans	$5,640	$407	$46	$—	$—	$—	$6,093
Non-impaired loans	239,071	41,262	125,359	35,485	9,093	15,641	465,911

Total loans	$244,711	$41,669	$125,405	$35,485	$9,093	$15,641	$472,004

As described in Note 3 – “Global Pandemic Affecting Randolph Bancorp, Inc. in 2020,” the COVID-19 pandemic has affected the Company’s operations in the first nine months of 2020.  This pandemic has severely disrupted normal economic activity in the communities the Company serves along with the rest of the nation. It is impossible to know the full extent of the impact of the COVID-19 pandemic and the continued effects it may have on the Company’s operations.

Management has determined a separate element of the allowance to represent the estimate of probable incurred losses associated with the impact of the pandemic events on the Company’s loan portfolios. This estimate is judgmental and subject to changes as conditions evolve. This qualitative element of the allowance was determined based on the impact the pandemic has had on current employment levels, economic activity in the Company’s geographic regions, and the time it could take for the affected regions to return to a more normalized operating environment.

The following is a summary of past due and non-accrual loans at September 30, 2020 and December 31, 2019:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual Loans
	(In thousands)
September 30, 2020
Residential one-to-four family	$267	$246	$582	$1,095	$2,215
Home equity loans and lines of credit	—	66	—	66	582
Commercial real estate	—	—	—	—	6,986
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	33
Consumer	—	—	—	—	—

Total	$267	$312	$582	$1,161	$9,816

December 31, 2019
Residential one-to-four family	$215	$587	$—	$802	$2,922
Home equity loans and lines of credit	188	244	—	432	336
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	76	11	—	87	—

Total	$479	$842	$—	$1,321	$3,258

The following is a summary of impaired loans at September 30, 2020 and December 31, 2019:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
September 30, 2020
Impaired loans without a valuation allowance:
Residential one-to-four family	$3,636	$3,660
Home equity loans and lines of credit	607	607
Commercial real estate	7,028	7,028
Commercial and industrial	33	33
Total	11,304	11,328

Impaired loans with a valuation allowance:
Residential one-to-four family	945	959	$79
	945	959	79

Total impaired loans	$12,249	$12,287	$79

December 31, 2019
Impaired loans without a valuation allowance:
Residential one-to-four family	$3,322	$3,322
Home equity loans and lines of credit	407	407
Commercial real estate	46	46
Total	3,775	3,775

Impaired loans with a valuation allowance:
Residential one-to-four family	2,318	2,318	$116
Total	2,318	2,318	116

Total impaired loans	$6,093	$6,093	$116

Additional information pertaining to impaired loans follows:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Three Months Ended September 30, 2020

Residential one-to-four family	$4,630	$144	$61
Home equity loans and lines of credit	607	25	—
Commercial real estate	7,028	—	—
Consumer	33	—	—
Total	$12,298	$169	$61

Three Months Ended September 30, 2019
Residential one-to-four family	$5,497	$49	$12
Home equity loans and lines of credit	369	1	—
Commercial real estate	84	2	—
Consumer	33	—	—
Total	$5,983	$52	$12
Nine Months Ended September 30, 2020

Residential one-to-four family	$4,563	$277	$131
Home equity loans and lines of credit	559	27	—
Commercial real estate	4,713	—	—
Consumer	15	—	—
Total	$9,850	$304	$131

Nine Months Ended September 30, 2019
Residential one-to-four family	$5,586	$175	$63
Home equity loans and lines of credit	414	10	10
Commercial real estate	153	4	—
Consumer	43	1	—
Total	$6,196	$190	$73

Troubled Debt Restructurings

The Company periodically grants concessions to borrowers experiencing financial difficulties. The Company’s troubled debt restructurings consist primarily of interest rate concessions for periods of three months to thirty years for residential real estate loans, and for periods up to one year for commercial real estate loans.

At September 30, 2020, the Company had sixteen residential real estate loans, one consumer loan and one commercial real estate loan aggregating $2,780,000, $49,000 and $42,000, respectively, which were subject to troubled debt restructuring agreements.

At September 30, 2019, the Company had nineteen  residential real estate loans and one commercial real estate loan aggregating $3,679,000 and $48,000, respectively, which were subject to troubled debt restructuring agreements.

As of September 30, 2020 and 2019, $2,875,000 and $3,727,000, respectively, in troubled debt restructurings were performing in accordance with the terms of the modified loan agreements. Included in such amounts are $1,437,000 and $1,563,000, respectively, that are being accounted for as non-accrual loans as they have not yet had six consecutive months of performance.

For the nine months ended September 30, 2020, the Company did  not enter into any loan modifications meeting the criteria of a troubled debt restructuring. For the nine months ended September 30, 2019, the Company entered into five loan modifications meeting the criteria of a troubled debt restructuring in which a loan term concession was granted to a borrower.

Management performs a discounted cash flow calculation to determine the amount of valuation reserve required on each of the troubled debt restructurings. Any reserve required is recorded as part of the allowance for loan losses.    During the three and nine months ended September 30, 2020 and 2019, there were no material changes to the allowance for loan losses as a result of loan modifications made which were considered a troubled debt restructuring.

No additional funds are committed to be advanced in connection with trouble debt restructurings.

During the three and nine months ended September 30, 2020 and 2019, there were no troubled debt restructurings that defaulted (over 30 days past due) within twelve months of the restructure date.

At September 30, 2020, there were two residential real estate troubled debt restructurings that were granted payment deferral plans. One loan, totaling $300,000, was performing in accordance with its modified terms and is currently in repayment, and one loan, for $196,000, was not performing in accordance with its modified terms and is currently still in payment suspension.

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

The following table presents the Company’s loans by risk rating at the dates indicated:

	September 30, 2020			December 31, 2019
	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial
	(In thousands)
Loans rated 1 - 3B (Pass rated)	$127,298	$32,064	$19,903	$121,703	$35,485	$8,134
Loans rated 4	6,107	—	452	3,702	—	206
Loans rated 5	8,457	—	33	—	—	753

	$141,862	$32,064	$20,388	$125,405	$35,485	$9,093

Residential mortgages, home equity loans and lines of credit, and consumer loans are monitored for credit quality based primarily on their payment status. When one of these loans becomes more than 90 days delinquent, it is assigned an internal loan rating. At September 30, 2020, $1,329,000 and $198,000 in residential mortgages and home equity loans were rated as substandard, respectively, and $1,715,000 and $383,000 in residential mortgage and home equity loans were rated as substandard, respectively. At December 31, 2019,   $2,925,000 in residential mortgages were rated as substandard, and $1,293,000 in residential mortgages and $336,000 in home equity loans were rated as special mention, respectively.

7.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying unaudited consolidated balance sheets. The unpaid principal balances of residential mortgage loans serviced for others were $1.59 billion and $1.05 billion at September 30, 2020 and December 31, 2019, respectively.

The following table summarizes the activity relating to mortgage servicing rights (“MSRs”) for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Mortgage servicing rights:
Balance at beginning of period	$12,090	$8,322	$9,484	$7,794
Additions through originations	2,570	1,115	6,131	2,215
Amortization	(807)	(334)	(1,762)	(906)
Balance at end of period	$13,853	$9,103	$13,853	$9,103

Valuation allowance:
Balance at beginning of period	$3,996	$121	$928	$8
Provision (release)	(1,087)	523	1,981	636
Balance at end of period	$2,909	$644	$2,909	$644
Amortized cost, net	$10,944	$8,459	$10,944	$8,459
Fair value	$11,014	$8,549	$11,014	$8,549

During the nine months ended September 30, 2020 and 2019, the Company increased the valuation allowance for its MSRs by $1,981,000 and $636,000, respectively. Such adjustments to the valuation allowance were due primarily to changes in fair value caused by the impact of changes in interest rates on expected loan prepayments.

8.	INCOME TAXES

Income tax expense for the three months ended September 30, 2020 represents federal and state tax expense of $2,661,000. Income tax expense for the three months ended September 30, 2019 represents $14,000 of state income tax expense. The federal and state tax expense is based on the projected tax rates for the year.

Income tax expense for the nine months ended September 30, 2020 represents federal and state tax expense of $3,266,000. Income tax expense for the nine months ended September 30, 2019 represents $97,000 of state income tax expense. The federal and state tax expense is based on the projected tax rates for the year. The Company currently has a deferred tax liability position of $2,273,000 at September 30, 2020. There was no deferred tax liability position at December 31, 2019.

From 2014 to June 30, 2020, the Company has maintained a valuation allowance on its net deferred tax asset based on a determination that it was more likely than not that such assets would not be realized. This determination was based on the Company’s net operating loss carryforward position, its current period operating results exclusive of non-recurring items and its expectations for the upcoming year. As a result, the 100% valuation allowance for deferred tax assets relating to net operating loss carryforwards was maintained. Due to the level of income earned during the first nine months of 2020 and the Company being in a net deferred tax liability position at September 30, 2020, the full amount of the Company’s net operating loss carryforwards was absorbed and the previously held valuation allowance was reversed.

9.ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of derivative loan commitments was $418,903,000 and $89,925,000 at September 30, 2020 and December 31, 2019, respectively. The fair value of such commitments at September 30, 2020 and December 31, 2019 was $11,967,000 and $1,472,000, respectively, and is included in other assets in the consolidated balance sheets.

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

The Company expects that these forward loan sale commitments and TBA securities will experience changes in fair value that serve to offset the change in fair value of loans held for sale and derivative loan commitments the degree to which depends on the notional amount of such sale commitments.  The notional amount of forward loan sale commitments and TBA securities was $372,429,000 and $85,401,000 at September 30, 2020 and December 31, 2019, respectively. The fair value of such commitments consisted of liabilities of $924,000 and $140,000 at September 30, 2020 and December 31, 2019, respectively, included in other liabilities in the consolidated balance sheets and assets of $121,000 and $11,000 are included in other assets in the consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

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

Shares are committed to be released on a monthly basis and allocated as of December 31 of each year. The number of shares to be allocated annually is 18,780 through the year 2040. For the three and nine months ended September 30, 2020, the Company recognized compensation expense for the ESOP of $52,000 and $164,000, respectively, while for the three and nine months ended September 30, 2019, the Company recognized compensation expense for the ESOP of $65,000 and $203,000, respectively. The fair value of the 380,319 unallocated ESOP shares at September 30, 2020 was $4,727,000.

11.	SHARE REPURCHASE PROGRAM

In September 2017, the Company’s Board of Directors adopted a share repurchase program under which the Company may repurchase up to 10%, or 586,854 shares, of its then outstanding common shares. Repurchases under the program may be made in open market or in privately negotiated transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program   expired on September 14, 2020.

On October 27, 2020, the Company announced a new stock repurchase program. See Note 17, Subsequent Events, for additional information.

12.	EARNINGS (LOSS) PER SHARE

Basic earnings per share represents net income divided by the weighted average of common shares outstanding during the period. Diluted earnings per share represents net income divided by the weighted average of common shares and all potentially dilutive common shares outstanding during the period. Unvested restricted shares of common stock having dividend rights are treated as “participating securities” and, accordingly, are considered outstanding in computing basic and diluted earnings per share. Unallocated ESOP shares are not considered to be outstanding for purposes of computing basic or diluted earnings per share.

The following table sets forth the calculation of the average number of shares outstanding used to calculate the basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average number of common shares outstanding	5,503,020	5,747,207	5,511,028	5,835,455
Less: Average unallocated ESOP shares	(382,653)	(401,421)	(387,323)	(406,116)
Average number of common shares outstanding used to calculate basic earnings per share	5,120,367	5,345,786	5,123,705	5,429,339
Effect of dilutive stock options	—	—	2,372	—
Average number of common shares outstanding used to calculate dilutive earnings per share	5,120,367	5,345,786	5,126,077	5,429,339

13.	STOCK-BASED COMPENSATION

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

During the nine months ended September 30, 2020 and 2019, the Company made the following grants of options to purchase shares of common stock and used the following assumptions in measuring the fair value of such grants:

	2020	2019
Options granted	330,118	57,252
Vesting period (years)	3-5	1-5
Expiration period (years)	10	10
Expected volatility	27.65%	29.87%
Expected life (years)	6.2	6.5
Expected dividend yield	—	—
Risk free interest rate	0.45% - 1.10%	2.37% - 2.61%
Option fair value	$2.69 - $4.32	$2.99 - $5.83

A summary of stock option activity for the nine months ended September 30, 2020 is presented in the table below:

Options	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2020	360,207	$14.82	7.26	$—
Granted	330,118	12.14
Forfeited	(14,543)	15.34
Expired	(91,614)	14.67
Balance at September 30, 2020	584,168	$13.32	8.65	$357,681
Exercisable at September 30, 2020	101,993	$14.92	7.27	$—
Unrecognized compensation cost (inclusive of directors' options)	$1,533,857
Weighted average remaining recognition period (years)	3.20

For the nine months ended September 30, 2020 and 2019, stock-based compensation expense applicable to stock options was $545,000 and $271,000, respectively. For the three months ended September 30, 2020 and 2019, stock-based compensation expense applicable to stock options was $138,000 and $79,000, respectively.

Included in expense for the nine months ended September 30, 2020 is $233,000 attributable to accelerated vesting of options upon the retirement of two executive officers.

Restricted Stock

Shares issued may be either authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will become available for reissuance under the Equity Plan. The fair market value of shares awarded, based on the market price at the date of grant, is amortized over the applicable vesting period. Restricted stock awarded to date has been at no cost to the awardee. The following table presents the activity in restricted stock awards under the Equity Plan for the nine months ended September 30, 2020:

	Restricted Stock Awards	Weighted Average Grant Price
Restricted stock awards at January 1, 2020	125,861	$14.76
Granted	63,130	10.84
Vested	(41,380)	14.72
Forfeited	(9,251)	14.88
Restricted stock awards at September 30, 2020	138,360	$12.97
Unrecognized compensation cost	$1,421,896
Weighted average remaining recognition period (years)	3.40

For the nine months ended September 30, 2020 and 2019 stock-based compensation expense applicable to restricted stock was $781,000 and $410,000, respectively. For the three months ended September 30, 2020 and 2019, stock-based compensation expense applicable to restricted stock was $115,000 and $144,000, respectively.

Included in expense for the nine months ended September 30, 2020 is $450,000 attributable to accelerated vesting of restricted stock awards upon the retirement of two executive officers.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Securities – All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.  The securities measured at fair value in Level 1 (none at September 30, 2020 and December 31, 2019) are based on quoted market prices in an active exchange market. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

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

Assets and liabilities recorded at fair value on a recurring basis

Assets and liabilities recorded at fair value on a recurring basis are summarized below.

				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
September 30, 2020
Assets:
Securities available for sale	$—	$55,551	$—	$55,551
Portfolio loans (fair value option)	—	14,384	—	14,384
Loans held for sale (fair value option)	—	87,805	—	87,805
Derivative loan commitments	—	11,967	—	11,967
Forward loan sale commitments	—	121	—	121

Liabilities:
Forward loan sale commitments, including TBAs	—	924	—	924

December 31, 2019
Assets:
Securities available for sale	$—	$57,503	$—	$57,503
Portfolio loans (fair value option)	—	9,826	—	9,826
Loans held for sale (fair value option)	—	62,792	—	62,792
Derivative loan commitments	—	1,472	—	1,472
Forward loan sale commitments	—	11	—	11

Liabilities:
Forward loan sale commitments, including TBAs	—	140	—	140

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the nine months ended September 30, 2020 and 2019.

Assets recorded at fair value on a non-recurring basis

The Company may also be required, from time to time, to record certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets as of September 30, 2020 and December 31, 2019.

				Period Ended
	September 30, 2020			September 30, 2020
	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$9,993	$—
Mortgage servicing rights	—	—	10,944	(1,981)
Foreclosed real estate	—	—	132	—

	$—	$—	$21,069	$(1,981)

	December 31, 2019
	Level 1	Level 2	Level 3
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$2,250
Mortgage servicing rights	—	—	8,556

	$—	$—	$10,806

The Company recorded a net increase in the valuation allowance for its MSRs of $1,981,000 during the nine months ended September 30, 2020. The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of MSRs. The model uses loan prepayment assumptions based on current market conditions and applies a discount rate based on indicated rates of return required by market participants. The increase in the valuation allowance during the nine months ended September 30, 2020 was caused by faster loan prepayment speeds attributable to the drop in interest rates on residential mortgage loans during the period.

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

There were no liabilities measured at fair value on a non-recurring basis at September 30, 2020 and December 31, 2019.

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

	September 30, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Securities available for sale	55,551	55,551	—	55,551	—
Loans held for sale	87,805	87,805	—	87,805	—
Loans, net	484,548	483,956	—	—	483,956
Derivative assets	12,088	12,088	—	12,088	—

Financial liabilities:
Deposits	$522,285	$522,970	$—	$522,970	$—
FRB advances	15,318	15,318	—	15,318	—
FHLBB advances	66,903	68,204	—	68,204	—
Derivative liabilities	924	924	—	924	—

	December 31, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$490	$492	$—	$492	$—
Securities available for sale	57,503	57,503	—	57,503	—
Loans held for sale	62,792	62,792	—	62,792	—
Loans, net	469,131	469,416	—	—	469,416
Derivative assets	1,483	1,483	—	1,483	—

Financial liabilities:
Deposits	$497,042	496,979	$—	$496,979	$—
FRB Advances	—	—	—	—	—
FHLBB advances	44,403	44,433	—	44,433	—
Derivative liabilities	140	140	—	140	—

15.	COMMITMENTS AND CONTINGENCIES

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

The following financial instruments were outstanding, at the dates indicated, whose contract amounts represent credit risk:

	September 30, 2020	December 31, 2019
	(In thousands)
Commitments to originate loans	$439,452	$117,086
Unused lines and letters of credit	66,997	52,721
Unadvanced funds on construction loans	7,192	11,029
Overdraft lines of credit	8,004	8,178

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

Segment information as of and for the three and nine months ended September 30, 2020 follows:

	For the Three Months Ended September 30, 2020
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$4,032	$637	$4,669
Provision for loan losses	546	—	546

Net interest income after provision for loan losses	3,486	637	4,123

Non-interest income:
Customer service fees	309	21	330
Gain on loan origination and sale activities, net (1)	—	18,459	18,459
Mortgage servicing fees, net	(98)	1,278	1,180
Other	93	169	262
Total non-interest income	304	19,927	20,231

Non-interest expenses:
Salaries and employee benefits	1,959	5,952	7,911
Occupancy and equipment	437	422	859
Other non-interest expenses	1,084	1,197	2,281
Total non-interest expenses	3,480	7,571	11,051

Income (loss) before income taxes and elimination of inter-segment profit	$310	$12,993	13,303

Elimination of inter-segment profit			(357)
Income before income taxes			12,946

Income tax expense			2,661
Net income			$10,285

Total assets, September 30, 2020	$573,003	$149,965	$722,968

	For the Nine Months Ended September 30, 2020
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$11,970	$1,857	$13,827
Provision for loan losses	2,338	—	2,338

Net interest income after provision for loan losses	9,632	1,857	11,489

Non-interest income:
Customer service fees	827	75	902
Gain on loan origination and sale activities, net (1)	—	40,667	40,667
Mortgage servicing fees, net	(281)	(1,147)	(1,428)
Other	318	416	734
Total non-interest income	864	40,011	40,875

Non-interest expenses:
Salaries and employee benefits (2)	6,983	17,456	24,439
Occupancy and equipment	1,305	1,090	2,395
Other non-interest expenses	3,286	3,269	6,555
Total non-interest expenses	11,574	21,815	33,389

Income (loss) before income taxes and elimination of inter-segment profit	$(1,078)	$20,053	18,975

Elimination of inter-segment profit			(1,051)
Income before income taxes			17,924

Income tax expense			3,266
Net income			$14,658

(3)	Before elimination of inter-segment profit.
(4)

Salaries and benefits for the nine months ended September 30, 2020, include the severance and vested stock acceleration costs related to the retirement of the Chief Executive Officer and Chief Financial Officer of the Bank. Total cost of this event was $1.38 million, of which $1.03 million was allocated to the Bank segment and the remainder, $344,000, was allocated to the mortgage segment.

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
2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for Home Equity Line of Credit (“HELOC”) originations. This income for the three and nine months ended September 30, 2020 totaled $357,000 and $1,052,000, respectively

3.

Loan servicing fees are charged to EB by EM based on the number of residential mortgage loans held in portfolio at a rate of 0.14% per annum and amounted to $98,000 and $281,000 for the three and nine months ended September 30, 2020, respectively.

4.

Certain cost centers provide services to both business segments. The cost centers include Finance, Marketing, IT and Administration. Costs which are common to both business segments are referred to as “indirect costs” and are allocated using relevant benchmarks, e.g. headcount, number of accounts, etc.

Segment information as of and for the three and nine months ended September 30, 2019 follows:

	For the Three Months Ended September 30, 2019
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$3,781	$792	$4,573
Provision for loan losses	—	—	—

Net interest income after provision for loan losses	3,781	792	4,573

Non-interest income:
Customer service fees	331	32	363
Gain on loan origination and sale activities, net (1)	—	6,010	6,010
Mortgage servicing fees, net	(93)	(88)	(181)
Other	242	97	339
Total non-interest income	480	6,051	6,531

Non-interest expenses:
Salaries and employee benefits	1,966	5,044	7,010
Occupancy and equipment	367	306	673
Other non-interest expenses	1,184	851	2,035
Total non-interest expenses	3,517	6,201	9,718

Income before income taxes and elimination of inter-segment profit	$744	$642	1,386

Elimination of inter-segment profit			(228)
Income before income taxes			1,158

Income tax expense			14
Net income			$1,144

Total assets, September 30, 2019	$509,021	$132,417	$641,438

	For the Nine Months Ended September 30, 2019
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$12,121	$1,319	$13,440
Credit for loan losses	(144)	—	(144)

Net interest income after credit for loan losses	12,265	1,319	13,584

Non-interest income:
Customer service fees	948	106	1,054
Gain on loan origination and sale activities, net (1)	—	14,043	14,043
Mortgage servicing fees, net	(273)	635	362
Other	464	253	717
Total non-interest income	1,139	15,037	16,176

Non-interest expenses:
Salaries and employee benefits	5,292	13,222	18,514
Occupancy and equipment	1,137	835	1,972
Other non-interest expenses	3,434	2,539	5,973
Total non-interest expenses	9,863	16,596	26,459

Income (loss) before income taxes and elimination of inter-segment profit	$3,541	$(240)	3,301

Elimination of inter-segment profit			(605)
Income before income taxes			2,696

Income tax expense			97
Net income			$2,599

(1)	Before elimination of inter-segment profit.

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.
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

On October 27, 2020, the Company announced that its Board of Directors has approved a share repurchase program to purchase up to 552,000 shares of its common stock, representing approximately 10.0% of the Company’s outstanding common stock.

Repurchases under this program may be made in open market transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The repurchase program does not obligate the Company to purchase any particular number of shares. The repurchase program will expire on October 29, 2021, and may be suspended or terminated at any time.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help investors understand the financial performance of Randolph Bancorp, Inc. and its subsidiary, Envision Bank, through a discussion of the factors affecting its financial condition at September 30, 2020 and December 31, 2019, and its results of operations for the three and nine month periods ended September 30, 2020 and 2019. This section should be read in conjunction with the unaudited consolidated financial statements of Randolph Bancorp, Inc. and notes thereto that appear elsewhere in this Quarterly Report. For the purpose of this Quarterly Report, the terms the “Company” “we,” “our,” and “us” refer to Randolph Bancorp, Inc. and its subsidiary unless the context indicates another meaning. When necessary, certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation.

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; the length and extent of the economic contraction as a result of the COVID-19 pandemic; continued deterioration in employment levels, general business and economic conditions on a national basis and in the local markets in which we operate; changes in customer behavior due to changing business and economic conditions or legislative or regulatory initiatives leading to changes in demand for loans in our market area; turbulence in the capital and debt markets; changes in interest rates; increases in loan defaults and charge-off rates; the possibility that future credits losses are higher than currently expected due to changes in economic assumptions or adverse economic developments; decreases in the value of securities and other assets; decreases in deposit levels necessitating increased borrowing to fund loans and investments; competitive pressures from other financial institutions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation; reputational risk relating to our participation in the Paycheck Protection Program and other pandemic-related legislative and regulatory initiatives and programs; risks that goodwill and intangibles recorded in our financial statements will become impaired; changes in accounting standards and practices; risks related to the implementation of acquisitions, dispositions, and restructurings, including the risk that acquisitions may not produce results at levels or within time frames originally anticipated; the risk that we may not be successful in the implementation of our business strategy; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in our Annual Report on Form 10-K and updated in this Quarterly Report on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to update any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

•

Paycheck Protection Program. The CARES Act appropriated $349 billion for “paycheck protection loans” through the U.S. Small Business Administration’s (“SBA”) 7(a) Loan Guaranty Program (the “PPP”).  The amount appropriated was subsequently increased to $659 billion.  Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA.  As of September 30, 2020, the Bank had originated PPP loans totaling $15.4 million. In conjunction with the PPP, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) has created a lending facility for qualified financial institutions. The Paycheck Protection Program Liquidity Facility (the “PPPLF”) will extend credit to depository institutions with a term of up to five years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility.

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

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Total Assets. Total assets increased $92.0 million to $723.0 million at September 30, 2020 from $631.0 million at December 31, 2019. Contributing to asset growth was a $15.4 million increase in net loans, mainly driven by the origination of $15.4 million of Paycheck Protection Program loans. In addition, cash and cash equivalents increased by $40.8 million in the nine months ended September 30, 2020, mainly as a result of strong growth in core deposits and the timing of cash proceeds from loan sales. Loans held for sale increased by $25.0 million to $87.8 million at September 30, 2020 from $62.8 million at December 31, 2019.

Loans Held for Sale. We are actively involved in the secondary mortgage market and sell most of our residential first mortgage loan production to investors. At September 30, 2020, loans held for sale totaled $87.8 million compared to $62.8 million at December 31, 2019, and proceeds from sales of mortgage loans totaled $1.2 billion in the nine months ended September 30, 2020. Lower mortgage rates available during the first nine months of 2020 favorably impacted loan refinancing activity, which comprised 74% of residential mortgage loan originations in the first nine months of 2020. With $418.9 million of outstanding customer interest rate lock agreements at September 30, 2020, the balance of loans held for sale is expected to remain at an elevated level throughout the fourth quarter of 2020.

Net Loans. Net loans increased $15.4 million to $484.5 million at September 30, 2020 from $469.1 million at December 31, 2019, primarily as a result of the origination of Paycheck Protection Program loans, as well as increases in residential and commercial real estate loans. These increases were partially offset by decreases in consumer and other commercial and industrial loans, where loan repayments have not been offset by increased loan originations or purchases.

Investment Securities. Investment securities, all of which are classified as available for sale, decreased $2.0 million to $55.6 million at September 30, 2020 from $57.5 million at December 31, 2019, primarily due to principal payments on mortgage-backed securities, partially offset by securities purchases and an increase in market values attributable to the decline in longer-term interest rates during the first nine months of 2020. At September 30, 2020, investment securities and cash and cash equivalents, primary sources of on-balance sheet liquidity, totaled $104.6 million, or 14.5% of total assets.

Mortgage Servicing Rights. MSRs increased $2.4 million to $10.9 million at September 30, 2020 from $8.6 million at December 31, 2019. The principal reason for the increase was an increase in the origination of new mortgage servicing rights, net of amortization. That was partially offset by impairment charges of $2.0 million recognized through a valuation allowance, given expectations of higher mortgage loan prepayments in the low interest rate environment. At September 30, 2020, the Company serviced $1.59 billion of mortgage loans for others, an increase of $0.54 billion from $1.05 billion at December 31, 2019. Accordingly, the average value of MSRs at September 30, 2020 stood at 69 basis points, a decrease of 12 basis points from the average value of 81 basis points at December 31, 2019.

Deposits. Deposits increased $25.2 million, or 5.1%, to $522.3 million at September 30, 2020 from $497.0 million at December 31, 2019. During this period, non-brokered deposits increased by $78.8 million, or 19.4%. The growth in non-brokered deposits was directly driven by customers’ receipt of government stimulus payments, Paycheck Protection Program loan proceeds which were deposited with us, and our focus on deposit gathering prior to the onset of the COVID-19 pandemic. Brokered deposits, which management considers to be a source of wholesale funding, declined by $53.6 million to $37.3 million at September 30, 2020, from $90.9 million at December 31, 2019.

FRB Advances. FRB Advances consist of term advances under the Paycheck Protection Program Liquidity Facility which fund Paycheck Protection Program loans and amounted to $15.3 million at September 30, 2020. There were no FRB Advances at December 31, 2019.

FHLBB Advances. FHLBB advances, which consist of term advances, increased by $22.5 million to $66.9 million at September 30, 2020, from $44.4 million at December 31, 2019. Management elected to increase FHLBB advances because they were a relatively cheaper source of wholesale funding than brokered deposits.

Brokered deposits, FRB advances and FHLBB advances make up the Bank’s wholesale funding which management targets at a limit of 25% of total assets. At September 30, 2020, wholesale funding amounted to $119.5 million, or 16.5% of total assets.

Stockholders’ Equity. Stockholders’ equity increased $16.5 million to $94.9 million at September 30, 2020 compared to $78.5 million at December 31, 2019. The increase was mainly attributed to net income of $10.3 million in the nine months ended September 30, 2020, an increase in the fair value of available-for sale securities of $1.6 million, driven by a decline in longer-term interest rates, and  $1.3 million of equity adjustments related to the stock benefit plan and employee stock ownership plan.  These increases were partially offset by the Company repurchasing $1.2 million of shares during the first nine months of 2020, for a total of 101,131 shares repurchased at an average cost of $12.08 per share.

Comparison of Operating Results for the Three Months Ended September 30, 2020 and 2019

General. The Company recognized net income of $10.3 million, or $2.01 per diluted share, for the three months ended September 30, 2020 compared to net income of $1.1 million, or $0.21 per diluted share, for the three months ended September 30, 2019, an increase of $9.1 million.

Analysis of Net Interest Income

Net interest income represents the difference between income earned on interest-earning assets and the expenses paid on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned on such assets and paid on such liabilities.

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

	For the Three Months Ended September 30,
	2020			2019
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$559,370	$5,337	3.82%	$573,899	$6,144	4.28%
Investment securities (2) (3)	57,211	305	2.13%	53,947	377	2.80%
Interest-earning deposits	48,949	7	0.06%	4,881	23	1.88%
Total interest-earning assets	665,530	5,649	3.40%	632,727	6,544	4.14%
Noninterest-earning assets	41,037			14,757
Total assets	$706,567			$647,484
Interest-bearing liabilities:
Savings accounts	170,762	172	0.40%	107,764	149	0.55%
NOW accounts	57,646	41	0.28%	38,697	47	0.49%
Money market accounts	72,369	75	0.41%	64,058	251	1.57%
Term certificates	131,053	442	1.35%	182,073	918	2.02%
Total interest-bearing deposits	431,830	730	0.68%	392,592	1,365	1.39%
FHLBB and FRB advances	82,639	249	1.21%	101,933	603	2.37%
Total interest-bearing liabilities	514,469	979	0.76%	494,525	1,968	1.59%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	88,394			62,456
Other noninterest-bearing liabilities	12,724			10,138
Total liabilities	615,587			567,119
Total stockholders' equity	90,980			80,365
Total liabilities and stockholders' equity	$706,567			$647,484
Net interest income		$4,670			$4,576
Interest rate spread(4)			2.64%			2.55%
Net interest-earning assets(5)	$151,061			$138,202
Net interest margin(6)			2.81%			2.89%

Ratio of interest-earning assets to interest- bearing liabilities	129.36%			127.95%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available for sale, FHLBB stock and investment in a correspondent bank.
(3)	Includes tax equivalent adjustments for municipal securities, based on an effective tax rate of 21% of $1,000 and $3,000 for the three months ended September 30, 2020 and 2019, respectively.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2020
	Compared to
	Three Months Ended September 30, 2019
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$(154)	$(653)	$(807)
Investment securities	22	(94)	(72)
Interest-earning deposits	27	(41)	(14)
Total interest-earning assets	(105)	(788)	(893)
Interest-bearing liabilities:
Savings accounts	71	(48)	23
NOW accounts	18	(24)	(6)
Money market accounts	29	(205)	(176)
Term certificates	(218)	(258)	(476)
Total interest-bearing deposits	(100)	(535)	(635)
FHLBB and FRB advances	(99)	(255)	(354)
Total interest-bearing liabilities	(199)	(790)	(989)

Change in net interest income	$94	$2	$96

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, decreased $895,000, or 13.7%, to $5.6 million for the three months ended September 30, 2020 compared to $6.5 million for the three months ended September 30, 2019. The yield on interest-earning assets decreased 74 basis points to 3.40% in the third quarter of 2020 from 4.14% in the same quarter of the prior year, given decreasing earning-asset yields in a declining interest rate environment. Partially offsetting the rate impact was an increase in average interest-earning assets between periods of $32.8 million, or 5.2%, as the Company continued to leverage its capital base.

Interest Expense. Interest expense decreased $989,000, or 50.3%, to $979,000 for the three months ended September 30, 2020 compared to $2.0 million for the three months ended September 30, 2019. This decrease resulted in an 83 basis point decrease in the cost of funds to 0.76%, which was partially offset by an increase in average interest-bearing liabilities of $19.9 million. The decrease in cost of funds was principally due to a declining interest rate environment which lowered the cost of money market accounts, term deposits and FHLBB advances.

Net Interest Income. Net interest income, inclusive of tax equivalent adjustments on municipal securities, increased $94,000, or 2.1%, to $4.7 million for the three months ended September 30, 2020 compared to $4.6 million for the three months ended September 30, 2019. This increase was primarily due to an increase in the proportion of non-maturity deposits and a decline in the proportion of term certificates from the same period in the prior year. The average balance of savings accounts at the Company increased $63.0 million, or 58.5%, from September 30, 2019 and the average balance of term certificates decreased $51.0 million, or 28.0%, from September 2019.

Provision for Loan Losses. The Company recognized a provision for loan losses of $546,000 for the quarter ended September 30, 2020 compared to no provision in the prior year quarter. The allowance for loan losses was 1.34% and 0.90% of total loans at September 30, 2020 and December 31, 2019, respectively, and was 67.2% and 131.4% of non-performing loans at September 30, 2020 and December 31, 2019, respectively.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities increased $12.3 million, or 213.1%, to $18.1 million for the three months ended September 30, 2020 compared to $5.8 million for the three months ended September 30, 2019. The lower mortgage rates available during the third quarter of 2020 favorably impacted loan refinancing activity, which comprised 69% of loan sales of $410.4 million in the third quarter of 2020.

Other Non-interest Income. Other non-interest income was $1.8 million in the three months ended September 30, 2020 compared to other non-interest income of $521,000 during the three months ended September 30, 2019. The $1.3 million increase between periods is mainly attributed to a positive valuation increase for MSRs which was recognized in the quarter ended September 30, 2020 as loan prepayment speeds were adjusted to reflect more stable interest rates.

Non-interest Expenses. Non-interest expense increased $1.3 million, or 13.7%, to $11.1 million for the three months ended September 30, 2020, from $9.7 million for the three months ended September 30, 2019.

Salaries and employee benefits increased $901,000 to $7.9 million in the third quarter of 2020 from $7.0 million in the third quarter of 2019. This increase was primarily due to higher commissions and incentives associated with increased residential loan production.

Occupancy and equipment expenses increased $186,000 in the quarter ended September 30, 2020 over the prior year period. This increase resulted from increased depreciation of furniture, fixtures and equipment that are expected to be retired as we consolidate administrative office space in light of prolonged remote working arrangements.

Other non-interest expenses comprising data processing, professional fees, marketing, FDIC insurance and other non-interest expenses increased by $246,000 in the quarter ended September 30, 2020 compared to the prior year period as a result of a combination of factors. FDIC insurance increased during the period as result of an insurance credit expiring in the third quarter of 2019. Other increases were related to higher costs related to elevated mortgage loan production.

Income Tax Expense. Income tax expense of $2.6 million for the three months ended September 30, 2020 consisted of a federal and state income tax provision, which was based on the projected effective tax rate for the year. The Company had a net operating loss carryforward (“NOL”) for federal tax purposes of $10.8 million at June 30, 2020. During the quarter ended September 30, 2020, the Company fully absorbed the NOL as a result of the Company’s increased income.

Comparison of Operating Results for the Nine Months Ended September 30, 2020 and 2019

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

	For the Nine Months Ended September 30,
	2020			2019
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$555,838	$16,680	4.00%	$549,665	$17,791	4.32%
Investment securities (2) (3)	58,201	1,016	2.33%	54,350	1,154	2.83%
Interest-earning deposits	30,177	68	0.30%	5,132	77	2.00%
Total interest-earning assets	644,216	17,764	3.68%	609,147	19,022	4.16%
Noninterest-earning assets	37,509			21,228
Total assets	$681,725			$630,375
Interest-bearing liabilities:
Savings accounts	154,736	689	0.59%	104,530	337	0.43%
NOW accounts	54,185	142	0.35%	39,466	144	0.49%
Money market accounts	70,712	394	0.74%	65,609	712	1.45%
Term certificates	159,540	2,012	1.68%	171,827	2,552	1.98%
Total interest-bearing deposits	439,173	3,237	0.98%	381,432	3,745	1.31%
FHLBB and FRB advances	69,672	696	1.33%	98,817	1,825	2.46%
Total interest-bearing liabilities	508,845	3,933	1.03%	480,249	5,570	1.55%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	76,397			62,194
Other noninterest-bearing liabilities	11,996			8,681
Total liabilities	597,238			551,124
Total stockholders' equity	84,487			79,251
Total liabilities and stockholders' equity	$681,725			$630,375
Net interest income		$13,831			$13,452
Interest rate spread(4)			2.65%			2.61%
Net interest-earning assets(5)	$135,371			$128,898
Net interest margin(6)			2.86%			2.94%

Ratio of interest-earning assets to interest- bearing liabilities	126.60%			126.84%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available for sale, FHLBB stock and investment in a correspondent bank.
(3)	Includes tax equivalent adjustments for municipal securities, based on an effective tax rate of 21% of $4,000 and $10,000 for the nine months ended September 30, 2020 and 2019, respectively.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine Months Ended September 30, 2020
	Compared to
	Nine Months Ended September 30, 2019
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$(29)	$(1,080)	$(1,109)
Investment securities	(1)	(136)	(137)
Interest-earning deposits	30	(37)	(7)
Total interest-earning assets	—	(1,253)	(1,253)
Interest-bearing liabilities:
Savings accounts	197	154	351
NOW accounts	15	(17)	(2)
Money market accounts	(12)	(306)	(318)
Term certificates	(173)	(367)	(540)
Total interest-bearing deposits	27	(536)	(509)
FHLBB and FRB advances	(441)	(688)	(1,129)
Total interest-bearing liabilities	(414)	(1,224)	(1,638)

Change in net interest income	$414	$(29)	$385

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, decreased $1.3 million, or 6.6%, to $17.8 million for the nine months ended September 30, 2020 compared to $19.0 million for the nine months ended September 30, 2019. The yield on interest-earning assets decreased 48 basis points to 3.68% in the first nine months of 2020 from 4.16% in the first nine months of the prior year, given decreasing earning-asset yields in a declining interest rate environment. Partially offsetting the rate impact was an increase in average interest-earning assets between periods of $35.1 million, or 5.8%, as the Company continued to leverage its capital base.

Interest Expense. Interest expense decreased $1.6 million, or 29.4%, to $3.9 million for the nine months ended September 30, 2020 compared to $5.6 million for the nine months ended September 30, 2019. This decrease resulted from a 52 basis point decrease in the cost of funds to 1.03%, which was partially offset by an increase in average interest-bearing liabilities of $28.6 million. The decrease in cost of funds was principally due to a declining interest rate environment which lowered the cost of money market accounts, term deposits and FHLBB advances, while the cost of interest-bearing deposits did not adjust downward in all categories given an emphasis on increasing local market share.

Net Interest Income. Net interest income, inclusive of tax equivalent adjustments on municipal securities, increased $379,000, or 2.8%, to $13.8 million for the nine months ended September 30, 2020 compared to $13.5 million for the nine months ended September 30, 2019. This improvement resulted principally from loan growth and improved interest rate spread mainly reflecting decreased wholesale funding utilization and cost. The net interest margin decreased 8 basis points to 2.86% in the first nine months of 2020 from 2.94% in the first nine months of 2019, primarily due to deposit repricing lagging the decreasing interest-earning asset yields in a declining interest rate environment.

Provision for Loan Losses. The Company recognized a provision for loan losses of $2.3 million for the nine months ended September 30, 2020, compared to a credit for loan losses of $144,000 in the prior year period. The provision in the first nine months of 2020 included $558,000, representing the estimate of probable incurred losses associated with the impact of the COVID-19 pandemic on the Company’s loan portfolio.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities increased $26.2 million, or 194.8%, to $39.6 million for the nine months ended September 30, 2020 compared to $13.4 million for the nine months ended September 30, 2019. The lower mortgage rates available during the first nine months of 2020 favorably impacted loan refinancing activity, which comprised 74% of loan sales of $1.1 billion in the first nine months of 2020.

Other Non-interest Income. Non-interest income was $208,000 in the nine months ended September 30, 2020, compared to non-interest income of $2.1 million during the nine months ended September 30, 2019. The $1.9 million decrease between periods is mainly attributed to a net provision of $2.0 million to the valuation allowance for MSRs which was recognized in the first nine months of 2020 as loan prepayment speeds were adjusted higher to reflect the impact of lower interest rates.

Non-interest Expenses. Non-interest expenses increased $6.9 million, or 26.2%, to $33.4 million for the nine months ended September 30, 2020, from $26.5 million for the nine months ended September 30, 2019. Non-interest expenses in the first nine months of 2020 included one-time charges of $1,375,000 related to the retirement of senior executives as well as $229,000 of COVID-19 pandemic-related expenses, principally related to cleaning.

Salaries and employee benefits increased $5.9 million to $24.4 million in the first nine months of 2020 from $18.5 million in the first nine months of 2019. This increase included one-time charges of $1.4 million for the retirement of senior executives, higher commissions and incentives associated with higher residential loan production, and COVID-19 pandemic-related compensation of $101,000 for front-line and quarantined employees.

Occupancy and equipment expenses increased $423,000, or 21.5%, to $2.4 million in the first nine months of 2020 compared to $2.0 million in the first nine months of 2019. This increase included spending on cleaning and supplies related to the COVID-19 pandemic of $106,000, as well as increased depreciation of furniture, fixtures and equipment that are expected to be retired as we consolidate our administrative office space in light of prolonged remote working arrangements.

Other non-interest expenses comprising data processing, professional fees, marketing, FDIC insurance and other non-interest expenses increased by $582,000 in the nine months ended September 30, 2020 versus the prior year period as a result of a combination of factors. Marketing and certain operating expenses declined as a result of lower deposit customer activity while stay-at-home orders were in effect. Those reductions were offset by higher costs related to elevated mortgage loan production and management succession planning costs.

Income Tax Expense. Income tax expense of $3.3 million for the nine months ended September 30, 2020 consisted solely of a federal and state income tax provision, which was based on the projected effective tax rate for the year.

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

Comparison of Segment Results for the Three Months Ended September 30, 2020 and 2019

The following table presents a comparison of the results of operations for each segment before incomes taxes and elimination of inter-segment profit, and the changes in those results, for the three months ended September 30, 2020 and 2019.

	Envision Bank				Envision Mortgage
	Three Months Ended September 30,		Increase (Decrease)		Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
	(in thousands)
Net interest income	$4,032	$3,781	$251	6.6%	$637	$792	$(155)	-19.6%
Provision (credit) for loan losses	546	—	546	-	—	—	—	—
Net interest income after provision (credit) for loan losses	3,486	3,781	(295)	(7.8)	637	792	(155)	(19.6)

Non-interest income:
Customer service fees	309	331	(22)	(6.6)	21	32	(11)	(34.4)
Gain on loan origination and sale activities, net (1)	—	—	—	—	18,459	6,010	12,449	207.1
Mortgage servicing fees, net	(98)	(93)	(5)	(5.4)	1,278	(88)	1,366	(1,552.3)
Other	93	242	(149)	(61.6)	169	97	72	74.2
Total non-interest income	304	480	(176)	(36.7)	19,927	6,051	13,876	229.3

Non-interest expenses:
Salaries and employee benefits	1,959	1,966	(7)	(0.4)	5,952	5,044	908	18.0
Occupancy and equipment	437	367	70	19.1	422	306	116	37.9
Other non-interest expenses	1,084	1,184	(100)	(8.4)	1,197	851	346	40.7
Total non-interest expenses	3,480	3,517	(37)	(1.1)	7,571	6,201	1,370	22.1
Income (loss) before income taxes and elimination of inter -segment profit	$310	$744	$(434)	(58.3)%	$12,993	$642	$12,351	1923.8%

Total Assets at September 30, 2020	$573,003				$149,965
Increase (decrease)	$51,859				$40,105

(1)	Before elimination of inter-segment profit.

Envision Bank Segment

The Envision Bank segment had income before income taxes and elimination of inter-segment profit of $310,000 for the three months ended September 30, 2020 compared to income of $744,000 for the three months ended September 30, 2019. The decrease in operating results between periods of $434,000 was driven by a number of factors as explained below.

Net interest income increased $251,000, or 6.6%, as a result of an increase in interest-earning assets, partially offset by deposit repricing lagging the decreasing earning-asset yields in a declining interest rate environment. The Company recognized a provision for loan losses of $546,000 for the quarter ended September 30, 2020 compared to no provision in the prior year quarter.

Non-interest income declined by $176,000 between periods, driven by a lower level of fees related to decreased economic activity.

Non-interest expense decreased by $37,000 in the quarter ended September 30, 2020 as compared to the prior year period as a result of a combination of factors. Salaries and employee benefits decreased by $7,000, or 0.4%, between periods as a result of a slight decrease in headcount. Occupancy and equipment expenses increased $70,000 in the quarter ended September 30, 2020 over the prior year period, partly as a result of increased spending on cleaning and supplies related to the COVID-19 pandemic. Other non-interest expenses decreased by $100,000 between periods, given that marketing and certain operating expenses declined as a result of lower deposit customer activity.

Total assets attributable to the Envision Bank segment increased $51.9 million, or 10.0%, to $573.0 million at September 30, 2020 from $521.1 million at December 31, 2019. This increase was principally due to growth in cash and portfolio loans.

Envision Mortgage Segment

The Envision Mortgage segment had income before income taxes and elimination of inter-segment profit of $13.0 million for the three months ended September 30, 2020 compared to $642,000 for the three months ended September 20, 2019. The improvement of $12.4 million in operating results occurred as a result of an increase of $12.4 million, or 207.1%, in net gains on loan origination and sale activities. In addition, there were increases in the mortgage servicing fees, as a result of increases in loan production and a more stable interest rate environment.

The net gain on loan origination and sale activities, the principal source of revenue for Envision Mortgage, increased $12.4 million to $18.5 million in the third quarter of 2020 from $6.0 million in the third quarter of 2019, driven by mortgage loan refinancing in a declining rate environment and higher sale margins.

Net interest income decreased $155,000, or 19.6%, to $637,000 in the third quarter of 2020 compared to $792,000 in the third quarter of 2019. This was primarily due to a decrease in loan yields, partially offset by an increase in the average balance of loans held for sale and residential construction loans in the 2020 period.

Mortgage servicing fee income increased $1.4 million between periods largely due to a $1.1 million positive adjustment in the valuation allowance for MSRs in the 2020 period due to an increase in the volume of mortgage loans serviced and an expected stabilization in interest rates, versus a negative adjustment of $522,000 in the 2019 period.

Non-interest expenses of Envision Mortgage increased $1.4 million, or 22.1%, to $7.6 million in the third quarter of 2020 from $6.2 million in the third quarter of 2019. This increase is primarily due to an increase of $908,000, or 18.0%, in salaries and employee benefits, largely related to increased loan production volume.

The increase of $116,000 in occupancy and equipment costs in the third quarter of 2020 compared to the prior year period was related to fixtures and equipment that are expected to be retired as we consolidate our administrative office space.

Other non-interest expenses increased $346,000, or 40.7%, to $1.2 million in the third quarter of 2020 from $851,000 in the third quarter of 2019. This increase is mainly due to volume-related cost increases associated with higher residential mortgage loan production, partially offset by reductions in the allocation of certain indirect costs incurred by the Marketing, Finance and Administration cost centers.

Total assets attributable to the Envision Mortgage segment were $150.0 million at September 30, 2020, compared to $109.9 million at December 31, 2019.

Comparison of Segment Results for the Nine Months Ended September 30, 2020 and 2019

The following table presents a comparison of the results of operations for each segment before incomes taxes and elimination of inter-segment profit, and the changes in those results, for the nine months ended September 30, 2020 and 2019.

	Envision Bank				Envision Mortgage
	Nine Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
	(in thousands)
Net interest income	$11,970	$12,121	$(151)	(1.2)%	$1,857	$1,319	$538	40.8%
Provision (credit) for loan losses	2,338	(144)	2,482	1,723.6	—	—	—	—
Net interest income after provision (credit) for loan losses	9,632	12,265	(2,633)	(21.5)	1,857	1,319	538	40.8

Non-interest income:
Customer service fees	827	948	(121)	(12.8)	75	106	(31)	(29.2)
Gain on loan origination and sale activities, net (1)	—	—	—	—	40,667	14,043	26,624	189.6
Mortgage servicing fees, net	(281)	(273)	(8)	(2.9)	(1,147)	635	(1,782)	(280.6)
Other	318	464	(146)	(31.5)	416	253	163	64.4
Total non-interest income	864	1,139	(275)	(24.1)	40,011	15,037	24,974	166.1

Non-interest expenses:
Salaries and employee benefits (2)	6,983	5,292	1,691	32.0	17,456	13,222	4,234	32.0
Occupancy and equipment	1,305	1,137	168	14.8	1,090	835	255	30.5
Other non-interest expenses	3,286	3,434	(148)	(4.3)	3,269	2,539	730	28.8
Total non-interest expenses	11,574	9,863	1,711	17.3	21,815	16,596	5,219	31.4
Income (loss) before income taxes and elimination of inter-segment profit	$(1,078)	$3,541	$(4,619)	(130.4)%	$20,053	$(240)	$20,293	8455.4%

(1)	Before elimination of inter-segment profit.
(2)

Salaries and employee benefits include the severance and vested stock acceleration costs related to the retirement of the Chief Executive Officer and Chief Financial Officer of the Company. The total cost of this event was $1.38 million, of which $1.03 million was allocated to the Envision Bank segment and the remainder, $344,000, was allocated to the Envision Mortgage segment.

Envision Bank Segment

The Envision Bank segment had losses before income taxes and elimination of inter-segment profit of $1.1 million for the three months ended September 30, 2020 compared to income of $3.5 million for the three months ended September 30, 2019. The decrease in operating results between periods of $4.6 million was driven by a number of factors as explained below.

Net interest income decreased by $151,000, or 1.2%, as a result of deposit repricing which lagged the decreasing earning-asset yields in a declining interest rate environment. The Company recognized a provision for loan losses of $2.3 million for the nine months ended September 30, 2020 compared to a credit for loan losses of $144,000 in the prior year period. The provision in the first nine months of 2020 included $558,000 representing the estimate of probable incurred losses associated with the impact of the COVID-19 pandemic on the loan portfolio.

Non-interest income declined between periods by $275,000, driven by a lower level of fees while stay-at-home orders were in effect.

Non-interest expense increased by $1.7 million in the nine months ended September 30, 2020 as compared to the prior year period, primarily driven by higher salaries and benefits, of which $1.0 million of the increase related to senior management retirement costs allocated to the Envision Bank segment, and other increases related to annual salary adjustments and the hire of new banking staff, as well as COVID-19 pandemic-related compensation for front-line and quarantined staff. Other non-interest expenses increased by $20,000 between periods.

Envision Mortgage Segment

The Envision Mortgage segment had income before income taxes and elimination of inter-segment profit of $20.1 million for the nine months ended September 30, 2020 compared to a loss of $240,000 for the nine months ended September 30, 2019. The improvement of $20.3 million in operating results occurred as a result of an increase of $26.6 million, or 189.6%, in net gains on loan origination and sale activities. Partially offsetting this increase were an increase in the valuation allowance for MSRs, higher salaries and employee benefits associated with the increase in closed loan production and increased other non-interest expenses related to loan production.

The net gain on loan origination and sale activities, the principal source of revenue for Envision Mortgage, increased $26.6 million to $40.7 million in the nine months ended September 30, 2020 from $14.0 million in the nine months ended September 30, 2019, driven by mortgage loan refinancing in a declining rate environment.

Net interest income increased $538,000, or 40.8%, to $1.9 million in the first nine months of 2020 compared to $1.3 million in the first nine months of 2019. This was primarily due to an increase in the average balance of loans held for sale and residential construction loans in the 2020 period.

Mortgage servicing fee income decreased $1.8 million between periods largely due to a $2.0 million increase in the valuation allowance for MSRs in the 2020 period given an increase in expected loan prepayment speeds caused by a reduction in interest rates.

Non-interest expenses of Envision Mortgage increased $5.2 million, or 31.4%, to $21.8 million in the first nine months of 2020 from $16.6 million in the first nine months of 2019. This increase is primarily due to an increase of $4.2 million, or 32.0%, in salaries and employee benefits, largely related to increased loan production volume.

The increase of $255,000 in occupancy and equipment costs in the first nine months of 2020 compared to the prior year period was related to increased spending on cleaning and supplies related to the COVID-19 pandemic, as well as increased depreciation of furniture, fixtures and equipment that are expected to be retired as we consolidate our administrative office space.

Other non-interest expenses increased $730,000, or 28.8%, to $3.3 million in the first nine months of 2020 from $2.5 million in the first nine months of 2019. This increase is mainly due to volume-related cost increases associated with higher residential mortgage loan production.

Asset Quality

Nonperforming Assets. The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated.

	September 30, 2020	December 31, 2019
Nonaccrual loans:	(In thousands)
Real estate loans:
One- to four-family residential	$2,215	$2,922
Commercial	6,986	—
Home equity loans and lines of credit	582	336
Construction	—	—
Commercial and industrial loans	33	—
Consumer loans	—	—
Total nonaccrual loans	9,816	3,258
Delinquent loans (>90 days) accruing interest	828	—
Total non-performing loans	10,644	3,258
Other real estate owned	132	—
Total nonperforming assets	$10,776	$3,258
Performing troubled debt restructurings	1,437	2,149
Total nonperforming assets and performing troubled debt restructurings	$12,213	$5,407

Total nonperforming loans to total loans(1)	2.17%	0.69%
Total nonperforming assets to total assets	1.49%	0.52%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.69%	0.86%

(1)	Total loans exclude loans held for sale but include net deferred loan costs and fees.

Interest income that would have been recorded for the nine months ended September 30, 2020 had nonaccruing loans been current according to their original terms amounted to $194,000. Income related to nonaccrual loans included in interest income for the nine months ended September 30, 2019 amounted to $109,000.

Classified Loans.  The following table shows the aggregate amounts of our regulatory classified loans at the dates indicated.

	September 30, 2020	December 31, 2019
	(In thousands)
Classified assets:
Substandard	$10,017	$3,678
Doubtful	—	—
Loss	—	—
Total classified assets	$10,017	$3,678
Special mention	$8,657	$5,537

Assets that do not expose the Company to risk sufficient to warrant classified loan status, but which possess potential weaknesses that deserve close attention, are designated as special mention. As of September 30, 2020, there were $8.7 million of assets designated as special mention compared to $5.5 million at December 31, 2019.

Included in the above table are $7.0 million in special mention loans which have been granted short-term loan payment deferrals for customers experiencing a hardship due to the COVID-19 pandemic. The $7.0 million in special mention loans relate to commercial real estate loans in the hospitality industry where full repayment of the loan was in question beyond the initial deferral period.

Allowance for Loan Losses. The following table sets forth the breakdown for loan losses by loan category at the dates indicated.

	September 30, 2020			December 31, 2019
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$1,583	24.00%	48.15%	$1,096	25.61%	51.85%
Commercial	3,355	50.86%	28.95%	1,840	42.99%	26.57%
Home equity loans and lines of credit	452	6.85%	9.81%	289	6.75%	8.83%
Construction	807	12.23%	6.54%	692	16.17%	7.52%
Commercial and industrial loans	246	3.73%	4.16%	235	5.49%	1.93%
Consumer loans	154	2.33%	2.39%	128	2.99%	3.30%
Total	$6,597	100.00%	100.00%	$4,280	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Allowance at beginning of period	$4,280	$4,437
Provision (credit) for loan losses	2,338	(144)
Charge offs:
Consumer loans	(40)	(171)
Total charge-offs	(40)	(171)

Recoveries:
One- to four-family residential	7	23
Commercial and industrial	2	-
Consumer loans	10	8
Total recoveries	19	31
Net charge-offs	(21)	(140)
Allowance at end of period	$6,597	$4,153
Total loans outstanding(1)	$491,145	$461,371
Average loans outstanding	$555,838	$473,301
Allowance for loan losses as a percent of total loans outstanding(1)	1.34%	0.90%
Net loans charged off as a percent of average loans outstanding(2)	0.01%	0.04%
Allowance for loan losses to nonperforming loans	67.21%	120.20%

(1)	Total loans exclude loans held for sale but include net deferred loan costs and fees.
(2)	Annualized.

Liquidity and Capital Resources

At September 30, 2020, we had $66.9 million of FHLBB advances and $15.3 million of FRB advances outstanding, respectively. At that date, we had the ability to borrow up to an additional $92.2 million from the FHLBB and $7.5 million under an unsecured line of credit with a correspondent bank.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2020, cash and cash equivalents totaled $49.1 million.

Financing activities consist primarily of activity in deposit accounts and borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Deposits increased $25.2 million, or 5.1%, to $522.3 million at September 30, 2020 from $497.0 million at December 31, 2019. During this period, brokered deposits, which management considers to be a source of wholesale funding and an alternative to FHLBB advances, decreased $53.6 million. FHLBB advances increased $22.5 million to $66.9 million at September 30, 2020 from $44.4 million at December 31, 2019. The Bank pledged PPP loans as collateral to the Federal Reserve’s Paycheck Protection Program Liquidity Facility and received advances of $15.3 million.

Brokered deposits and the FRB and FHLBB advances make up the Bank’s wholesale funding which management targets at a limit of 25% of assets. At September 30, 2020, wholesale funding amounted to $119.5 million, or 16.5% of total assets.

At September 30, 2020, we had $439.5 million in loan commitments outstanding, including $418.9 million related to loans to be sold in the secondary mortgage market and to other financial institutions. In addition to commitments to originate loans, we had $67.0 million in unused lines of credit to borrowers and letters of credit and $7.2 million in undisbursed construction loans. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2020 totaled $97.7 million, including $20.2 million of brokered deposits. Management expects, based on historical experience, that a substantial portion of the maturing non-brokered certificates of deposit will be renewed.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. At September 30, 2020, the Bank’s Tier 1 capital to average assets ratio was 12.17%. The Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines as of September 30, 2020.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to disclose quantitative and qualitative information about market risk as it qualifies as a smaller reporting company.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any material pending litigation.

Item 1A. Risk Factors.

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 12, 2020 (“Annual Report”), and Part II. Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, as filed with the SEC on August 7, 2020 (the “Second Quarter 10-Q”) based on information currently known to us and recent developments since the date of the Second Quarter 10-Q filing. The matters discussed below should be read in conjunction with the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report and Part II. Item 1A. “Risk Factors” of our Second Quarter 10-Q. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report and the Second Quarter 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures and the related impacts to economic and operating conditions.

The COVID-19 pandemic, and the measures taken to control its spread, will continue to adversely impact our employees, customers, business operations and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has impacted and is likely to continue to impact the national economy and the regional and local markets in which we operate, lower equity market valuations, create significant volatility and disruption in capital and debt markets, and increase unemployment levels. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.  We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we have put in place for our employees.  Federal Reserve actions to combat the economic contraction caused by the COVID-19 pandemic, including the reduction of the target federal funds rate and quantitative easing programs, could, if prolonged, adversely affect our net interest income and margins, and our profitability.  The continued closures of many businesses and the institution of social distancing, shelter in place and stay home orders in the states and communities we serve, have reduced business activity and financial transactions. Government policies and directives relating to the pandemic response are subject to change as the effects and spread of the COVID-19 pandemic continue to evolve. It is unclear whether any COVID-19 pandemic-related businesses losses that we or our customers may suffer will be recovered by existing insurance policies. Changes in customer behavior due to worsening business and economic conditions or legislative or regulatory initiatives may impact the demand for our products and services, which could adversely affect our revenue, increase the recognition of credit losses in our loan portfolios and increase our allowance for credit losses. Increases in deposit balances due, among other things, to government stimulus and relief programs could adversely affect our financial performance if we are unable to successfully lend or invest those funds. The measures we have taken to aid our customers, including short-term loan payment deferments, may be insufficient to help our customers who have been negatively impacted by the economic fallout from the COVID-19 pandemic. Loans that are currently in deferral status may become nonperforming loans. Because of adverse economic and market conditions affecting issuers, we may be required to recognize impairments on the securities we hold as well as reductions in other comprehensive income. While the COVID-19 pandemic negatively impacted our results of operations for the first nine months of 2020, the extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions we may take as may be required by government authorities or that we determine is in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.

Our participation in the SBA’s PPP may expose us to reputational harm, increased litigation risk, as well as the risk that the SBA may not fund some or all of the guarantees associated with PPP loans.

As of September 30, 2020, we have originated 194 loans aggregating $15.4 million through the PPP. Lenders participating in the PPP have faced increased public scrutiny about their loan application process and procedures, and the nature and type of the borrowers receiving PPP loans. We depend on our reputation as a trusted and responsible financial services company to compete effectively in the communities that we serve, and any negative public or customer response to, or any litigation or claims that might arise out of, our participation in the PPP and any other legislative or regulatory initiatives and programs that may be enacted in response to the COVID-19 pandemic, could adversely impact our business. Other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and we may be subject to the same or similar litigation, in addition to litigation in connection with our processing of PPP loan forgiveness applications.  In addition, if the SBA determines that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

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

101

The following materials from Randolph Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2020 and 2019 and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Randolph Bancorp, Inc.

Date: November 5, 2020	By:	/s/ William M. Parent
William M. Parent
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Lauren B. Messmore
Lauren B. Messmore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)