Form 10-K
period 2020-12-31
Randolph Bancorp, Inc.
filed 2021-03-11
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on the last business day of the registrant’s most recently completed second fiscal quarter was $46,925,380.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2021 was 5,414,738.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Randolph Bancorp, Inc.

2020 Form 10-K

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as statements relating to our financial condition, prospective results of operations, future performance or expectations, the impact of the COVID-19 pandemic, plans, objectives, prospects, loan loss allowance adequacy, simulation of changes in interest rates, capital spending, finance sources and revenue sources. These statements relate to expectations concerning matters that are not historical facts. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward looking statements, which are based on various assumptions (some of which are beyond the Company’s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology such as “believe,” “expect,” “estimate,” “anticipate,” “continue,” “plan,” “view,” “approximately,” “intend,” “objective,” “goal,” “project,” or other similar terms or variations on those terms, or the future or conditional verbs, such as “will,” “may,” “should,” “could,” and “would.”

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties. Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that our expectations will in fact occur or that our estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, the factors referenced in this report under Item 1A. “Risk Factors”; the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; the length and extent of the economic contraction as a result of the COVID-19 pandemic; continued deterioration in employment levels and other general business and economic conditions on a national basis and in the local markets in which the Company operates and which adversely affect borrowers’ ability to service and repay our loans; changes in interest rates; competitive pressures from other financial institutions; changes in customer behavior; the possibility that future credit losses, loan defaults and charge-off rates are higher than expected due to changes in economic assumptions or adverse economic developments; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity breaches, fraud, natural disasters and pandemics; increasing government regulation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act; the risk that we may not be successful in the implementation of our business strategy; the risk that intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

At December 31, 2020, we had total assets of $721.1 million, deposits of $528.3 million and stockholders’ equity of $99.8 million.

Our cash flows depend upon repayments on the loan made to the ESOP, repurchases of stock and any dividends received from Envision Bank. We do not own or lease any property, but instead use the premises, equipment, and other property of Envision Bank.

Envision Bank

Envision Bank is a Massachusetts-chartered savings bank headquartered in Stoughton, Massachusetts with its main office in Randolph, Massachusetts. Envision Bank was organized in 1851 as Randolph Savings Bank. It reorganized into the mutual holding company structure in 2002 and into a stock holding company structure in 2016 in connection with the conversion. Envision Bank is currently the wholly-owned subsidiary of Randolph Bancorp, Inc. On July 1, 2016, we acquired First Eastern Bankshares Corporation and its wholly-owned subsidiary, First Federal Savings Bank of Boston (together, “First Eastern”), which was merged with the Bank. First Eastern was actively engaged in mortgage banking including the origination and sale of residential mortgage loans in the secondary market and the servicing of sold loans for investors.

Envision Bank provides financial services to individuals, families, and small to mid-size businesses through our five full-service banking offices located in Norfolk County, Massachusetts, our seven loan production offices and lending centers located throughout Massachusetts and southern New Hampshire, and our digital channels via our mobile application and website. The Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations, brokered deposits and borrowings, in one- to four-family residential mortgage loans, commercial real estate loans, home equity loans and lines of credit, commercial and industrial loans, construction loans, consumer loans, and investment securities. The Bank offers a full range of deposit accounts, including statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, and IRAs. The Bank’s digital banking services through our mobile banking site and the internet provide the ability for customers to use a variety of mobile devices to check balances, track account activity, pay bills, search transactions, deposit checks, and set up alerts for text or e-mail messages for changes in their account. The Bank is also actively involved in the sale and servicing of residential mortgage loans in the secondary market and to other financial institutions.

Market Area

Our primary deposit-taking market is Norfolk County, Massachusetts. Our primary lending market is more broadly based in Bristol, Essex, Middlesex, Norfolk, Plymouth, Suffolk and Worcester counties in Massachusetts; Kent, Newport, Providence, and Washington counties in Rhode Island; and Hillsborough county in New Hampshire.

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

Population and household data indicate that the market within a 20 minute drive time from any of our current branch locations is a mix of urban and suburban markets with a large commuter population. Norfolk County is the wealthiest county on the mainland of Massachusetts and is characterized by a high concentration of white-collar professionals who work in the Boston Metropolitan Statistical Area.

Competition

We face intense competition in making loans and attracting deposits. Our most direct competition for deposits has historically come from the banking institutions operating in our primary market area and from other financial service companies, such as securities brokerage firms, credit unions, and insurance companies. We also face competition for depositors’ funds from out of market banks and credit unions through their internet offerings, money market funds and mutual funds. At June 30, 2020, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), we held 1.65% of the deposits in Norfolk County, which was the 16th largest market share out of 42 financial institutions with offices in Norfolk County. Many of the banks owned by large national and regional holding companies and other community-based banks that operate in our primary market area are larger than we are and, therefore, may have greater resources or offer a broader range of products and services.

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

Lending Activities

Our primary lending activities are the origination of real estate secured loans including one- to four-family residential mortgage loans, commercial real estate loans, home equity loans and lines of credit and construction loans and, to a lesser extent, commercial and industrial loans and consumer loans, predominantly in our core market areas in Massachusetts, Rhode Island, southern New Hampshire and via the Bank’s digital banking services through our mobile application and the internet. We sell in the secondary market the majority of the fixed rate conforming one-to four-family residential mortgage loans that we originate. We also sell a portion of the non-conforming one-to four-family residential mortgage loans we originate, primarily jumbo and adjustable-rate mortgage loans (“ARMs”), to other financial institutions.

Loan Portfolio. The following table sets forth the composition of our loan portfolio at the dates indicated:

	At December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One- to four-family residential	$235,648	48.16%	$244,711	51.85%	$246,756	50.69%	$198,475	49.29%	$179,025	53.43%
Commercial	143,893	29.41%	125,405	26.57%	113,642	23.35%	98,755	24.53%	88,394	26.38%
Home equity loans and lines of credit	48,166	9.84%	41,669	8.83%	43,545	8.95%	38,968	9.68%	35,393	10.56%
Construction	31,050	6.35%	35,485	7.52%	42,139	8.66%	25,357	6.30%	23,629	7.05%
Commercial and industrial loans	20,259	4.14%	9,093	1.93%	21,285	4.37%	24,766	6.15%	2,067	0.62%
Consumer loans	10,289	2.10%	15,641	3.31%	19,407	3.98%	16,337	4.06%	6,578	1.96%
	489,305	100.00%	472,004	100.00%	486,774	100.00%	402,658	100.00%	335,086	100.00%
Net deferred loan costs and fees, and purchase premiums	1,123		1,407		1,509		1,452		1,176
Allowance for loan losses	(6,784)		(4,280)		(4,437)		(3,737)		(3,271)
Loans, net	$483,644		$469,131		$483,846		$400,373		$332,991

Loan Maturities. The following table sets forth the scheduled contractual amortization of the Bank’s loan portfolio at December 31, 2020. Loans having no schedule of repayments or no stated maturity are reported as being due in greater than five years except for demand loans which are reflected as due in one year or less. The table does not include any estimate of prepayments which significantly shortens the average life of all loans and may cause our actual repayment experience to differ from that shown below. The amounts shown below exclude net deferred loan costs and fees, and purchase premiums. The following table also sets forth the rate structure of loans scheduled to mature after one year.

	At December 31, 2020
(In thousands)	One-to Four- Family Residential Real Estate	Commercial Real Estate	Home Equity Loans and Lines of Credit	Construction	Commercial and Industrial	Consumer	Total Loans
Amounts due in:
One year or less	$84	$644	$3	$15,360	$3	$715	$16,809
After one year through five years	915	68,207	324	7,428	12,037	6,548	95,459
Beyond five years	234,649	75,042	47,839	8,262	8,219	3,026	377,037
Total	$235,648	$143,893	$48,166	$31,050	$20,259	$10,289	$489,305
Interest rate terms on amounts due after one year:
Fixed rate	$158,861	$84,147	$803	$7,780	$13,224	$9,155	$273,970
Adjustable rate	76,703	59,102	47,360	7,910	7,032	419	198,526
Total	$235,564	$143,249	$48,163	$15,690	$20,256	$9,574	$472,496

Residential Mortgage Loans. We offer mortgage loans to enable borrowers to purchase homes or refinance loans on existing homes, most of which serve as the primary residence of the owner. Excluding loans maturing in one year or less, residential mortgage loans were $235.6 million, or 48.1% of total loans, and consisted of $158.9 million and $76.7 million of fixed-rate and adjustable-rate loans, respectively, at December 31, 2020. Non-owner occupied residential loans were $44.4 million, or 9.1% of total loans.

We offer fixed-rate and adjustable-rate residential mortgage loans with terms up to 30 years. Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac (together, “GSEs”) underwriting guidelines and are originated with the intention to sell. Our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from three to ten years. Interest rates and payments on our current origination of adjustable-rate loans are adjusted to a rate equal to a specified percentage above the one year Constant Maturity Treasury rate. Historically, we have also used the London Interbank Offered Rate (“LIBOR”) as a “reference rate” for adjustable-rate loans but have ceased doing so as LIBOR is set based on interest rate information reported by certain banks which will stop doing so after 2021. At December 31, 2020, 68% of residential adjustable-rate mortgages re-price based on LIBOR. Depending on the loan type, the maximum amount by which the interest rate may be increased or decreased is generally 2.0% per adjustment period and the lifetime interest rate caps range from 5.0% to 6.0% over the initial interest rate of the loan. The Company is evaluating the potential impact of the possible replacement of LIBOR, but is not able to predict whether alternative rates the Federal Reserve proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition will have on the Company’s business, financial condition, or results of operations.

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

We will make loans with loan-to-value ratios up to 100.0% for some government insured loans; however, we generally require private mortgage insurance for residential loans secured by a first mortgage with a loan-to-value ratio over 80.0%. We require all properties securing mortgage loans to be appraised by a licensed real estate appraiser. Exceptions to this lending policy are based on the requirements of the secondary market program under which the loan is originated. We require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

In an effort to provide financing for first-time home buyers, we offer adjustable- and fixed-rate loans to qualified individuals and originate the loans using programs with more flexible underwriting guidelines, loan conditions, and reduced closing costs.

Commercial Real Estate Loans. At December 31, 2020, commercial real estate loans were $143.9 million, or 29.4% of total loans.

We originate fixed- and adjustable-rate commercial real estate loans for terms generally up to ten years, though on an exception basis commercial real estate loans will be granted with terms up to twenty years. Excluding loans maturing in one year or less, commercial real estate loans consisted of $84.1 million of fixed-rate loans and $59.1 million of adjustable rate loans at December 31, 2020. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years and generally are adjusted to a rate equal to a specified percentage above the corresponding Federal Home Loan Bank of Boston (“FHLBB”) classic borrowing rate and, to a lesser extent, LIBOR. Most of our adjustable-rate commercial real estate loans adjust every five years and amortize over a 25-30 year term. Loan amounts do not generally exceed 75.0% of the property’s appraised value at the time the loan is originated but may be made up to 80.0% of appraised value on an exception basis.

We have historically focused our commercial real estate origination efforts on small- and mid-size owner occupants and investors in our market area seeking loans between $500,000 and $5.0 million. Beginning in 2019, we focused our efforts on larger relationships seeking loans between $2.0 million and $7.5 million. Our commercial real estate loans are generally secured by properties used for business purposes, such as industrial, flex, office buildings, warehouses, retail facilities and apartment buildings. In addition to originating these loans, we also participate in commercial real estate loans with other financial institutions.

At December 31, 2020, the average loan balance of our outstanding commercial real estate loans was $757,000 and our largest commercial real estate loan was $6.3 million in outstanding balance, with a total commitment of $9.7 million.

Loans secured by commercial real estate, including multi-family real estate, generally have larger balances and involve a greater degree of credit risk than residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, where applicable, to provide annual financial statements on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, end of loan analysis, the borrower’s expertise, credit history, profitability, global cash flow of the borrower, guarantor, and all related entities, and the value of the underlying property. We require an environmental risk assessment prior to funding for commercial real estate loans.

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which are secured by one-to four-family residences. At December 31, 2020, home equity loans and lines of credit were $48.2 million, or 9.8% of total loans. Home equity lines of credit have monthly adjustable rates of interest with 15-year draw periods which are then amortized over 10 years. These loans are indexed to the prime rate and generally are subject to an interest rate floor. Our home equity loans generally have a fixed interest rate. We offer home equity loan and lines of credit with cumulative loan-to-value ratios generally up to 80.0%, when taking into account both the balance of the home equity loan and first mortgage loan. Any home equity loan or line of credit made with a loan-to-value ratio exceeding 80.0% is made as a policy exception.

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

Construction Loans. At December 31, 2020, construction loans were $31.1 million, or 6.3% of total loans. We originate construction loans only in our market area of Massachusetts, southern New Hampshire and Rhode Island. We primarily originate construction loans to contractors and builders, and to individuals, to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including small industrial buildings as well as apartment, retail and office buildings. Our construction loans generally are floating-rate, interest-only loans that provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan may be paid in full or converted to a permanent mortgage loan. Construction loans generally can be made with a maximum loan-to-value ratio of 75.0% of appraised market value for commercial construction and 80.0% of appraised market value for owner-occupied residential construction loans estimated upon completion of the project. Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser. Our construction loans generally do not provide for interest payments to be funded by interest reserves. At December 31, 2020, our largest construction loan outstanding was $5.0 million.

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

Commercial and Industrial Loans. We make commercial and industrial loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. At December 31, 2020, commercial and industrial loans were $20.3 million, or 4.1% of total loans. As discussed in more  detail below, this amount included $10.9 million of PPP (as defined below) loans. Commercial lending products include term and time loans and revolving lines of credit. Commercial and industrial loans and lines of credit are generally made with variable rates of interest. Variable rates are based on either the 30 Day LIBOR rate or the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to a corresponding FHLBB Classic rate, plus a margin. Commercial and industrial loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately held companies with local or regional businesses that operate in our market area. In addition, commercial and industrial loans (excluding loan participations) are generally made only to existing customers having a business or individual deposit account and new borrowers are expected to establish appropriate deposit relationships with us if not already a depositor.

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

At December 31, 2020, our largest commercial and industrial loan (excluding loan participations) was a $4,500,000 loan and our largest commercial line of credit was $1,000,000, of which $834,000 was outstanding at December 31, 2020.

The COVID-19 pandemic has caused, and continues to cause, substantial disruptions to the global economy and to the customers and communities that we serve. In response to the COVID-19 pandemic, legislation has been enacted, such as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic effects of the COVID-19 pandemic, including the establishment of participating in the Small Business Administration’s (the “SBA”) Paycheck Protection Program (the “PPP”). The CARES Act appropriated $349 billion for “paycheck protection loans” through the PPP. The amount appropriated for the PPP was subsequently increased to $659 billion. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances and are 100% guaranteed by SBA. PPP loans have an initial term of up to five years and earn interest at a rate of 1% with payments deferred for the first 10 months following the covered period, which is eight to twenty-four weeks following the date the loan is made. Additionally, on December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the “Economic Aid Act”) was enacted which, among other items provided an additional $284 billion for an additional round of PPP loans, which also introduced new borrower eligibility for the program. The Company is participating in this additional round of PPP.

During 2020, the Company funded 197 PPP loans totaling $15.4 million, for which it received $649,000 in origination fees from the SBA. These fees are being amortized over the expected life of the loans, which is two years for loans originated prior to June 4, 2020 and five years for loans originated June 5, 2020 or later, but which is accelerated and recognized as interest income upon forgiveness of the loan. The Company had $10.9 million of PPP loans outstanding at December 31, 2020. Through December 31, 2020, 44 of our PPP loans totaling $4.4 million had been forgiven by the SBA, resulting in $427,000 in origination fees recognized in interest income. We currently expect that a significant portion of our remaining PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program.

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

Consumer Loans. We originate automobile loans, loans secured by passbook or certificate accounts, unsecured personal loans and overdraft loans. We also purchase consumer loans. We expanded our purchases of consumer loans in 2017 to include refinanced student loans and automobile loans. No student loans have been purchased since 2017 and we deliberately diminished our purchases of consumer loans from third parties in 2020. We purchased approximately $1.0 million and $5.4 million of automobile loans in 2020 and 2019, respectively. At December 31, 2020, total purchased consumer loans totaled $9.5 million, while the entire consumer loan portfolio totaled $10.3 million, or 2.1% of total loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Bank management assesses the underwriting criteria for each of the entities from which it purchases consumer loans as part of its pre-purchase due diligence process. Refinanced student loans, which totaled $3.1 million at December 31, 2020, were purchased from an on-line lender specializing in the origination and refinancing of such loans. Applicants are screened based on a comprehensive set of underwriting criteria designed to assess “ability to pay”, including minimum FICO scores, monthly free cash flow, maximum leverage ratios and delinquency history. On average, borrowers on refinanced student loans have demonstrated six to seven years of payment history on their existing student loan prior to refinancing. Purchased automobile loans, which totaled $5.5 million at December 31, 2020, are purchased from a local lender specializing in the origination of such loans primarily to undocumented immigrants. In addition to the vehicle collateral, these loans include a credit enhancement from the originator. The Bank also purchased in prior years unsecured personal loans from a national on-line lender which have an average FICO score at loan origination of 730. At December 31, 2020, such loans totaled $469,000 and had an average balance of $8,700.

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

	Years Ended December 31,
(In thousands)	2020	2019	2018
Total loans at beginning of year	$472,004	$486,774	$402,658
Originations:
Real estate loans:
One- to four-family residential	105,253	48,726	88,500
Commercial	52,747	15,013	24,046
Home equity loans and lines of credit	43,249	22,088	14,258
Construction	21,311	22,734	38,335
Total real estate loan originations	222,560	108,561	165,139
Commercial and industrial loans (1)	21,568	861	1,971
Consumer loans	446	575	1,167
Total loan originations	244,574	109,997	168,277
Purchases/Participations:
Real estate loans:
One- to four-family residential	—	—	—
Commercial	4,000	5,500	7,750
Home equity loans and lines of credit	—	—	—
Construction	4,675	—	—
Total real estate loan purchases/participations	8,675	5,500	7,750
Commercial and industrial loans	—	—	1,203
Consumer loans	998	5,412	7,227
Total loan purchases/participations	9,673	10,912	16,180
Other:
Principal repayments	(233,940)	(89,195)	(66,504)
Unadvanced funds on originations	(8,631)	(17,876)	(5,780)
Transfers to held-for-sale	—	(28,608)	(28,057)
Transfers of held-for-sale loans to one- to four-family residential	5,493
Transfer to other real estate owned	132	—	—
Total other	(236,946)	(135,679)	(100,341)
Net loan activity	17,301	(14,770)	84,116
Total loans at end of year	$489,305	$472,004	$486,774

(1)	Includes $15.4 million of SBA PPP Loan originations during 2020.

We also originate one-to four- family residential mortgage loans for sale in the secondary mortgage market or to other financial institutions. During the years ended December 31, 2020, 2019 and 2018, the Bank originated $1.6 billion, $0.9 billion, and $0.4 billion of such loans, respectively of which 77%, 53% and 25%, respectively, were refinanced loans.

Loan Participations. We look to form relationships with other financial institutions and mitigate risk of our lending activities by participating either as the lead bank or as a participant in various loan transactions. We independently underwrite each loan using underwriting practices that generally do not differ from loans that we originate.

At December 31, 2020, the outstanding balances of loan participations purchased totaled $20.5 million and loan participations sold totaled $2.4 million. At December 31, 2019, the outstanding balances of loan participations purchased totaled $20.5 million and loan participations sold totaled $5.3 million.

Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory underwriting standards and loan origination procedures established by our board of directors and management. The senior lending officer is authorized to grant lending authority to officers and other employees in individual amounts up to $1,500,000. The president and chief executive officer is authorized to grant lending authority to officers and other employees in individual amounts up to $3,000,000. Delegation of such authority is made after due consideration of the individual’s lending experience, past performance and his or her area of responsibility. Our board of directors has granted loan approval authority to certain executive officers. Loans in excess of $3.0 million must be approved by the credit committee, which is comprised of seven members of our management team. Loans in excess of $5.0 million must also be approved by the board of directors.

Loans-to-One Borrower Limit. The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20.0% of its capital, which is defined under Massachusetts law as the sum of the Bank’s capital stock, surplus account, and undivided profits. At December 31, 2020, the Bank’s regulatory limit on loans-to-one borrower was $18.0 million. At that date, our largest lending relationship totaled $9.7 million and was secured by commercial real estate properties.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

Mortgage Banking Activities

We originate residential mortgage loans for our portfolio, for sale into the secondary market and for sale to other financial institutions. We generally underwrite our residential mortgage loans to conform to GSE standards. Approximately 94% of the residential real estate loans that we originated in 2020 were sold or designated for sale into the secondary market. We determine whether loans will be held for investment or held for sale at the time of loan commitment. We may subsequently change our intent to hold loans for investment and sell some or all of our ARMs or fixed-rate mortgages as part of our asset/liability management function. Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $1.76 billion and $1.05 billion at December 31, 2020 and 2019, respectively. Net gains or losses recognized upon the sale of loans are included in noninterest income. For the years ended December 31, 2020 and 2019, the Bank sold $1.50 billion and $0.89 billion, respectively, of residential mortgage loans and recognized a net gain on loan origination and sale activities of $54.2 million and $18.9 million, respectively.

Loans sold into the secondary market and to financial institutions are sold on either a servicing retained, or servicing released basis. We retained the servicing on 83% of loans sold during the year ended December 31, 2020. At the end of 2020, we started a plan to outsource our residential loan servicing activities, which is expected to improve our customer service experience and our operational and financial efficiency in the year ahead.

We also consider the sale of the rights to service blocks of loans from time to time when we do not otherwise have a relationship with the customer. The decision to sell the right to service loans also takes into consideration regulatory capital rules under Basel III which require that a haircut to capital be taken when mortgage servicing rights (“MSRs”) exceed 25% (10% in 2019 and prior) of Tier 1 Capital. In 2020 and 2019, no MSRs were sold.

Interest rates affect the amount and timing of origination and servicing fees because consumer demand for new mortgages and the level of refinancing activity are sensitive to changes in mortgage interest rates. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees but may also lead to a decrease in mortgage servicing income, a component of noninterest income, depending on the level of new loans added to the servicing portfolio and the level of prepayments. The amount and timing of the impact on origination and servicing fees will depend on the magnitude, speed, and duration of the change in interest rates.

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

The following table sets forth activity for our MSRs for the years ended December 31, 2020 and 2019:

(In thousands)	2020	2019
Balance, beginning of year	$8,556	$7,786
Additions through originations	8,432	2,979
Amortization	(2,544)	(1,281)
Valuation allowance	(2,067)	(928)
Balance, end of year	$12,377	$8,556
Fair value, end of year	$12,490	$8,817

Changes in interest rates influence a variety of significant assumptions included in the periodic valuation of MSRs, including prepayment speeds, expected returns and potential risks on the servicing asset portfolio, the value of escrow balances and other servicing valuation elements. A decline in interest rates generally increases the propensity for refinancing, reduces the expected duration of the servicing portfolio and therefore reduces the estimated fair value of MSRs. This reduction in fair value can cause a charge to mortgage servicing income. Conversely, an increase in interest rates generally increases the estimated fair value of mortgage servicing rights. Due to the decline in interest rates experienced during 2020 and 2019, we increased the valuation allowance for MSRs by $2.1 million and $0.9 million, respectively. Mortgage servicing income (loss), net of amortization and changes in the valuation allowance, for the years ended December 31, 2020 and 2019 was $(1.2 million) and $0.4 million, respectively.

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

The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated.

	At December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans:
Real estate loans:
One-to four-family residential	$1,876	$2,922	$2,474	$1,976	$1,945
Commercial	4,713	—	—	—	—
Home equity loans and lines of credit	584	336	407	276	276
Commercial and industrial loans	—	—	—	—	-
Consumer loans	—	—	149	—	—
Total nonaccrual loans (1)	7,173	3,258	3,030	2,252	2,221
Delinquent loans (>90 days) accruing interest (2)	—	—	635	—	—
Total non-performing loans	7,173	3,258	3,665	2,252	2,221
Other real estate owned:
One- to four-family residential	132	—	65	193	—
Commercial	—	—	—	—	-
Total other real estate owned	132	—	65	193	—
Total nonperforming assets	$7,305	$3,258	$3,730	$2,445	$2,221
Performing troubled debt restructurings	$1,749	$2,149	$3,027	$3,433	$3,433
Total nonperforming loans to total loans(3)	1.46%	0.69%	0.75%	0.56%	0.66%
Total nonperforming assets to total assets	1.01%	0.52%	0.61%	0.46%	0.46%

(1)     Included in the amounts were nonaccrual TDRs of $1.2 million at December 31, 2020, $1.4 million at December 31, 2019, $1.4 million at December 31, 2018, $1.5 million at December 31, 2017, and $1.9 million at December 31, 2016.

(2)	Represents one residential mortgage loan.
(3)	Total loans exclude loans held for sale and include net deferred loan costs and fees, and purchase premiums.

Interest income that would have been recorded for the year ended December 31, 2020 had nonaccruing loans been current according to their original terms amounted to $194,000. Income related to nonaccrual loans included in interest income for the year ended December 31, 2020 amounted to $105,000.

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

	December 31,
	2020	2019
	(In thousands)
Classified assets:
Substandard	$5,783	$3,678
Doubtful	—	—
Loss	—	—
Total classified assets	$5,783	$3,678
Special mention	$11,075	$5,537

Special mention loans totaling $1.4 million and $0.9 million at December 31, 2020 and 2019, respectively, were on nonaccrual.

The $5.5 million increase in loans classified as special mention in 2020 included a commercial real estate loan secured by hotels totaling $4.6 million; a commercial real estate loan secured by a hotel of $1.5 million; and other loans totaling $3.3 million. In addition, downgrades of special mention loans to substandard loans during the year included a commercial real estate loan secured by a hotel of $2.9 million. There were approximately $900,000 in payoffs of special mention loans during the year ended 2020.

Included in the above table are $9.4 million in special mention loans which have been granted short-term loan payment deferrals for customers experiencing a hardship due to the COVID-19 pandemic. The $9.4 million in special mention loans relate to commercial real estate loans in the hospitality industry and directly impacted industries where full repayment of the loan was in question beyond the initial deferral period. There were also $4.2 million in substandard loans which have been granted short-term loan payment deferrals for customers experiencing hardship due to the COVID-19 pandemic. Finally, there were $37.4 million in pass rated loans which have been granted short-term loan payment deferrals for customers experiencing hardship due to the COVID-19 pandemic.

Other than as disclosed in the above tables, there are no other loans where management has information indicating that there is serious doubt about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated. Loans which have been granted pandemic-related short-term loan payment deferrals totaling $51.0 million at December 31, 2020 are considered current based on compliance with the modified repayment terms.

	December 31, 2020			December 31, 2019
	30-59 Days	60-89 Days	90 Days or	30-59 Days	60-89 Days	90 Days or
(In thousands)	Past Due	Past Due	More Past Due	Past Due	Past Due	More Past Due
Real estate loans:
One- to four-family residential	$1,263	$—	$248	$708	$1,233	$1,494
Commercial	—	—	26	—	—	—
Home equity loans and lines of credit	95	—	317	524	244	—
Construction	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Consumer loans	38	64	—	76	11	—
Total	$1,396	$64	$591	$1,308	$1,488	$1,494

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

General Component. The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by our loan segments. Management uses a rolling average of historical losses based on a trailing 48-month period, a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: changes in the volume and severity of past due loans and adversely classified or graded loans, the volume of nonaccrual loans and trends in charge-offs and recoveries; changes in the nature and volume of the portfolio and in the terms of loans; changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; changes in the experience, ability, and depth of lending management and other relevant staff; changes in international, national, regional and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; changes in the quality of the institution’s review system; the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio; changes in the value of underlying collateral-dependent loans; and the existence of concentrations of credit, and changes in the level of such concentrations.

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

We periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring, unless deemed insignificant. All troubled debt restructurings are initially classified as impaired.

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

At December 31, 2020, our allowance for loan losses was $6.8 million, or 1.38% of total loans, or 1.41% of total loans, excluding PPP loans of $10.9 million and 94.6% of nonperforming loans. At December 31, 2019, our allowance for loan losses was $4.3 million, or 0.90% of total loans and 131.4% of nonperforming loans. Nonperforming loans at December 31, 2020 were $7.2 million, or 1.46% of total loans, compared to $3.3 million, or 0.69% of total loans, at December 31, 2019. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	December 31, 2020			December 31, 2019
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$1,646	24.26%	48.16%	$1,096	25.61%	51.85%
Commercial	3,402	50.15%	29.41%	1,840	42.99%	26.57%
Home equity loans and lines of credit	442	6.52%	9.84%	289	6.75%	8.83%
Construction	751	11.07%	6.35%	692	16.17%	7.52%
Commercial and industrial loans	416	6.13%	4.14%	235	5.49%	1.93%
Consumer loans	127	1.87%	2.10%	128	2.99%	3.30%
Total	$6,784	100.00%	100.00%	$4,280	100.00%	100.00%

Analysis of Loan Loss Experience. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2020	2019
	(Dollars in thousands)
Allowance at beginning of period	$4,280	$4,437
Provision for loan losses	2,553	-
Charge offs:
Real estate loans:
One- to four-family residential	—	—
Commercial	—	—
Home equity loans and lines of credit	(3)	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	(68)	(192)
Total charge-offs	(71)	(192)

Recoveries:
Real estate loans:
One- to four-family residential	7	25
Commercial	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial and industrial loans	2	—
Consumer loans	13	10
Total recoveries	22	35
Net charge-offs	(49)	(157)
Allowance at end of period	$6,784	$4,280
Total loans outstanding(1)	$490,428	$473,411
Average loans outstanding	$483,061	$490,638
Allowance for loan losses as a percent of total loans outstanding(1)	1.38%	0.90%
Net charge-offs as a percent of average loans outstanding	0.01%	0.03%
Allowance for loan losses to nonperforming loans	94.58%	131.37%

(1)	Total loans exclude loans held for sale and include net deferred loan costs and fees, and purchase premiums.

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

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the FHLBB, certificates of deposit of federally insured institutions, investment grade corporate bonds and marketable equity securities. We also are required to maintain an investment in FHLBB stock. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2020.

Investment Securities. The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2020		2019		2018
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
Debt securities:
U.S. Government-sponsored enterprises	$1,993	$1,996	$4,000	$4,012	$3,999	$3,981
Corporates	4,300	4,356	1,513	1,528	1,524	1,512
Municipals	595	600	744	753	1,489	1,507
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	32,538	33,457	35,238	35,410	26,989	26,306
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	8,857	9,382	8,977	8,924	9,094	8,607
U.S. Government guaranteed	977	1,001	1,363	1,370	1,796	1,763
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	996	1,048	1,395	1,418	1,642	1,625
U.S. Government-guaranteed	3,398	3,526	4,106	4,088	4,839	4,737
Mutual fund	—	—	-	-	518	518
Total securities available-for-sale	$53,654	$55,366	$57,336	$57,503	$51,890	$50,556

The following table sets forth the stated maturities and weighted average yields of investment securities, all of which are classified as available-for-sale, at December 31, 2020. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government- sponsored enterprises	$—	0.00%	$1,993	0.25%	$—	—	$—	—	$1,993	0.25%
Corporates	503	1.99%	2,729	1.10%	1,068	2.90%	—	—	4,300	1.65%
Municipals(1)	—	—	595	4.87%	—	0.00%	—	—	595	4.87%
Residential mortgage- backed securities:
U.S. Government- sponsored enterprises	—	—	301	2.99%	421	3.09%	31,816	1.81%	32,538	1.84%
Commercial mortgage- backed securities:
U.S. Government- sponsored enterprises	—	—	3,761	2.05%	5,096	2.16%	—	—	8,857	2.11%
U.S. Government- guaranteed	—	—	—	—	—	—	977	2.46%	977	2.46%
Collateralized mortgage obligations:
U.S. Government- sponsored enterprises	—	—	—	—	451	2.66%	545	2.75%	996	2.71%
U.S. Government- guaranteed	—	—	—	—	—	—	3,398	2.30%	3,398	2.30%
Total securities available-for-sale	$503	1.99%	$9,379	1.60%	$7,036	2.36%	$36,736	1.89%	$53,654	1.90%

(1)	Yields for municipal investments are presented on a tax equivalent basis.

U.S. Government - Sponsored Enterprises. At December 31, 2020, we had U.S. government and agency securities totaling $2.0 million, which constituted 3.7% of our securities portfolio. While these securities may provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Corporate Debt Securities. At December 31, 2020, we had corporate debt securities totaling $4.3 million, which constituted 8.0% of our securities portfolio. All of our corporate debt securities are investment grade and have remaining maturities of less than ten years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities.

Municipal Securities. At December 31, 2020, we had municipal securities totaling $595,000, which constituted 1.1% of our securities portfolio. All of our current municipal securities have remaining maturities of less than 10 years. These securities generally provide higher yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid than other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Mortgage-Backed Securities. At December 31, 2020, we had residential mortgage-backed securities totaling $32.5 million, which constituted 60.6% of our securities portfolio, and commercial mortgage-backed securities totaling $9.8 million, which constituted 18.3% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” pro-rata based on each investor’s respective interest in the security, net of certain costs, including servicing and guarantee fees.  Residential mortgage-backed securities typically are collateralized by pools of one- to four-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. Commercial mortgage-backed securities typically are collateralized by pools of commercial mortgage loans. The issuers of such securities pool and resell the participation interests in the form of securities to investors, such as Envision Bank.  The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a U.S. government agency or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

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

Collateralized Mortgage Obligations. At December 31, 2020, we had collateralized mortgage obligations issued by U.S. government-sponsored enterprises totaling $1.0 million, which constituted 1.9% of our securities portfolio, and collateralized mortgage obligations guaranteed by a U.S. government agency totaling $3.4 million, which constituted 6.3% of our securities portfolio.

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

Other Securities. We held common stock of the FHLBB in connection with our borrowing activities totaling $3.6 million at December 31, 2020. The FHLBB common stock is carried at cost.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. At December 31, 2020, our balance in bank-owned life insurance totaled $8.6 million and was issued by six insurance companies, all of which were rated A- or better by A.M. Best Company.

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

Deposits. The following table sets forth the average balances and weighted average rates of our deposit products at the dates indicated.

	For the Years Ended December 31,
	2020			2019			2018
(Dollars in thousands)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Deposit type:
Non-interest bearing demand	$80,957	15.65%	—	$62,314	13.60%	—	$62,350	15.25%	—
NOW	55,396	10.71%	0.14%	39,197	8.55%	0.49%	42,449	10.38%	0.48%
Money market deposits	71,817	13.88%	0.37%	69,362	15.14%	1.38%	67,817	16.59%	0.99%
Regular and other savings	161,502	31.22%	0.26%	108,483	23.67%	0.52%	103,228	25.25%	0.18%
Term certificates	147,665	28.54%	1.05%	178,901	39.04%	2.02%	132,984	32.53%	1.51%
Total	$517,337	100.00%	0.45%	$458,257	100.00%	1.16%	$408,828	100.00%	0.75%

The Bank began to utilize brokered deposits in 2017. The average balance of brokered money market deposits was $10.1 million in 2020 and $9.9 million in 2019. The average balance of brokered certificates of deposit was $48.7 million in 2020 and $64.5 million in 2019.

The following table sets forth our term certificates classified by interest rate as of the dates indicated.

	At December 31,
(Dollars in thousands)	2020	2019	2018
0.00% - 1.00%	$64,108	$20,518	$29,330
1.01 - 2.00%	25,256	78,583	57,582
2.01 - 3.00%	15,752	87,997	68,813
3.01 - 4.00%	—	725	2,305
Total	$105,116	$187,823	$158,030

The following table sets forth the amount and maturities of our term certificates by interest rate at December 31, 2020.

	Amount Due
(Dollars in thousands)	Less than One Year	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Four Years	More than Four Years	Total	% of Total Certificate Accounts
0.00 - 1.00%	$53,848	$8,257	$1,041	$376	$586	$64,108	61%
1.01 - 2.00%	17,281	6,303	1,229	405	38	25,256	24%
2.01 - 3.00%	10,190	5,562	—	—	—	15,752	15%
Total	$81,319	$20,122	$2,270	$781	$624	$105,116	100%

As of December 31, 2020, the aggregate amount of our term certificates in amounts greater than or equal to $100,000 was $65.2 million. The following table sets forth the maturity of these certificates as of December 31, 2020.

(In thousands) Maturity Period	Amount
Three months or less	$28,599
Over three through six months	18,938
Over six through twelve months	3,380
Over twelve months	14,295
Total	$65,212

Borrowings. We may utilize advances from the FHLBB to supplement our supply of investable funds. The FHLBB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLBB and are authorized to apply for advances on the security of such stock and certain of our residential and commercial real estate loans. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLBB’s assessment of the institution’s creditworthiness. At December 31, 2020 and December 31, 2019, we had $61.9 million and $44.4 million, respectively, in outstanding advances from the FHLBB. At December 31, 2020 and December 31, 2019, based on available collateral and our ownership of FHLBB stock, and based upon our internal policy, we had access to additional FHLBB advances of up to $93.9 million and $136.5 million, respectively. We also have a $4.2 million available line of credit with FHLBB and a $7.5 million available line of credit with a correspondent bank at December 31, 2020. We had no borrowings outstanding under either of these lines of credit at December 31, 2020 and 2019. Advances from the FHLBB are secured by a blanket pledge agreement on the Bank’s qualified collateral, defined principally as 75% of the carrying value of pledged first mortgage loans on owner-occupied residential property and 65% on pledged commercial real estate loans.

The following table sets forth information concerning balances and interest rates on our short-term FHLBB borrowings at the dates and for the periods indicated.

	At or for the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Balance of short-term borrowings outstanding at end of period	$—	$19,822	$82,684
Average amount of short-term borrowings outstanding during the period	$6,049	$73,551	$63,552
Maximum short-term borrowings outstanding at any month end	$23,939	$128,283	$108,819
Weighted average interest rate during the period on short-term borrowings	0.81%	2.36%	2.11%
Weighted average interest rate at end of period of short-term borrowings	—	1.85%	2.55%

In conjunction with the PPP, the Federal Reserve Board has created the Paycheck Protection Liquidity Facility (“PPPLF”) to facilitate lending by eligible financial institutions to small businesses under the PPP. Pursuant to the PPPLF, the applicable Federal Reserve Bank extends credit to depository institutions on a non-recourse basis with a term of up to five years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility. The Company utilized $15.4 million in advances from the PPPLF to fund its PPP loans, $11.4 million of which remained outstanding at December 31, 2020. The FDIC allows the Company to neutralize the effect of PPP loans financed under the PPPLF on Tier 1 leverage capital ratios.

Personnel and Human Capital Resources

As of December 31, 2020, we had 208 total employees, including 203 full-time and 5 part-time employees, none of whom is represented by a collective bargaining unit. We believe we have a good standing relationship with our employees.

We encourage and support the growth and development of our employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs, customized corporate training engagements and educational reimbursement programs.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition, over a short period of time, 80% of our employees to effectively working from remote locations and ensure a safely-distanced working environment for employees performing customer facing activities at branches and operations centers. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided additional paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, reimbursing certain child care costs, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.

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

Supervision and Regulation

General

Envision Bank is a Massachusetts stock savings bank and is the wholly-owned subsidiary of Randolph Bancorp, Inc., a Massachusetts corporation, which is a registered bank holding company. Envision Bank’s deposits are insured up to applicable limits by the FDIC and by the Depositors Insurance Fund, a private industry-sponsored insurance fund, for amounts in excess of the FDIC insurance limits. Envision Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency and state regulator, and by the FDIC, as its federal regulator and deposit insurer. Envision Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition. Envision Bank must also obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. Envision Bank must comply with consumer protection regulations issued by the Consumer Financial Protection Bureau (the “CFPB”). Envision Bank is a member of and owns stock in the FHLBB.

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

Pandemic Response

The COVID-19 pandemic is a highly unusual, unprecedented and evolving public health and economic crisis that may have a significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all of which are subject to a high degree of uncertainty. On March 27, 2020, the CARES Act was enacted to address the economic effects of the COVID-19 pandemic.

Paycheck Protection Program. The CARES Act appropriated $349 billion for “paycheck protection loans” through the PPP. The amount appropriated was subsequently increased to $659 billion. As of December 31, 2020, the Bank had originated 197 PPP loans totaling approximately $15.4 million. Additionally, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act was enacted on December 27, 2020, providing for a second round of PPP loans (“PPP-2”). The Bank is participating in both the PPP and PPP-2. PPP loans that meet SBA requirements may be forgiven in certain circumstances, are fully guaranteed by the U.S. government, have an initial term of up to five years, and earn interest at rate of 1%. We currently expect a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of December 31, 2020, there was $649,000 million in origination fee income that will be recognized over the life of the loan. The average authorized loan size is $78,000 and the aggregate number of jobs positively impacted is approximately 1,733. In conjunction with the PPP, the Federal Reserve has created a lending facility for qualified financial institutions. The PPPLF will extend credit to depository institutions with a term equal to the term of the pledged collateral at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility.

Troubled Debt Restructuring Relief. From March 1, 2020 through the earlier of January 1, 2022 or 60 days after the termination date of the national emergency declared by the President on March 13, 2020 concerning the COVID–19 outbreak, a financial institution may elect to suspend the requirements under accounting principles generally accepted in the U.S. for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR, including impairment accounting. This TDR relief is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which TDR relief is applicable.

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

Capital Requirements. The FDIC currently requires federally insured state-chartered banks that are not members of the Federal Reserve System, or state non-member banks, to meet minimum capital standards: a 4.5% Tier 1 common equity to risk-weighted assets ratio, a 6.0% Tier 1 equity to risk weighted assets ratio, an 8.0% total capital to risk-weighted assets ratio and a leverage ratio of 4.0%. Additionally, subject to a transition schedule that ended in 2019, the FDIC’s capital rules require Envision Bank to establish a capital conservation buffer of Tier I common equity in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.50% of total risk-weighted assets at December 31, 2020, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. If Randolph Bancorp, Inc. becomes subject to the Federal Reserve’s capital adequacy rules for bank holding companies, then Randolph Bancorp, Inc. would also become subject to a similar capital conservation buffer requirement that could restrict its ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1, Tier 1, and total risk-based capital, respectively, by risk-weighted assets. On- and off-balance exposures are assigned to various risk-weight categories based primarily on relative risk.

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

Community Reinvestment Act and Fair Lending Laws. All institutions have a responsibility under the Community Reinvestment Act (the “CRA”) and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a state non-member bank, the FDIC is required to assess the institution’s record of compliance with the CRA. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a state non-

member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. The CRA requires all institutions insured by the FDIC to publicly disclose their rating. Envision Bank received a “Satisfactory” CRA rating in its most recent federal examination.

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

Community Bank Leverage Ratio. Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Growth Act”), which was enacted on May 24, 2018, directs the federal banking agencies to establish a community bank leverage ratio (“CBLR”) of tangible capital to average total consolidated assets of not less than 8.0% or more than 10.0%. In September 2019, the federal banking agencies adopted a final rule to implement Section 201 of the Growth Act, effective January 1, 2020, establishing a community bank leverage ratio framework for community banking organizations having total consolidated assets of less than $10 billion, having a leverage ratio of greater than 9.0%, and satisfying other criteria, such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. A community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9.0% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The final rule includes a two-quarter grace period during which a qualifying banking organization that temporarily fails to meet any of the qualifying criteria, including the greater than 9.0% leverage ratio requirement, generally would still be deemed well-capitalized so long as the banking organization maintains a leverage ratio greater than 8.0%. At the end of the grace period, the banking organization must meet all qualifying criteria to remain in the community bank leverage ratio framework or otherwise must comply with and report under the generally applicable rule. As required by Section 4012 the CARES Act, the federal banking agencies temporarily lowered the community bank leverage ratio, issuing two interim final rules to set the community bank leverage ratio at 8.0% and then gradually re-establish it at 9.0%. Under the interim final rules, the community bank leverage ratio was set at 8.0% beginning in the second quarter of 2020 through the end of the year. Community banks that have a leverage ratio of 8.0% or greater and meet certain other criteria may elect to use the community bank leverage ratio framework. Beginning in 2021, the community bank leverage ratio will increase to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the leverage ratio requirement to use the CBLR framework will return to 9.0%. At this time, the Company does not anticipate opting in to the CBLR.

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

On September 30, 2018, the Deposit Insurance Fund Reserve Ratio reached 1.36%. Because the reserve ratio has exceeded 1.35% small banks, such as Envision Bank, received credits to offset the portion of their assessments that help to raise the reserve ratio from 1.15% to 1.35%. The FDIC notified eligible institutions of their credit amount in January 2019. The credits were first applied on the September 2019 assessment invoice (for the second quarter of 2019), when the reserve ratio first reached or exceeded 1.38%. Credits are applied so long as the reserve ratio is at or above 1.35%. After applying the credits for four quarters, the FDIC remits to such banks the value of any remaining credits on the next assessment invoice, so long as the reserve ratio remains at least 1.35%. The credit amount applied cannot exceed the institution’s quarterly assessment amount due.

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

Federal Reserve System. Federal Reserve regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). Envision Bank’s required reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of Boston (the “FRB”). The Federal Reserve regulations currently require that reserves be maintained against aggregate transaction accounts except for transaction accounts up to $15.5 million, which are exempt. Transaction accounts greater than $15.5 million up to $115.1 million have a reserve requirement of 3.0%, and those greater than $115.1 million have a reserve requirement of approximately $2.99 million plus 10.0% of the amount over $115.1 million. The Federal Reserve generally makes annual adjustments to the tiered reserves. Envision Bank is in compliance with these requirements.

Federal Home Loan Bank System. Envision Bank is a member of the FHLBB, which is one of the 12 regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank, Envision Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2020, Envision Bank was in compliance with this requirement. Based on redemption provisions of the Federal Home Loan Bank, the stock has no quoted market value and is carried at cost. Envision Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank stock. As of December 31, 2020, no impairment has been recognized.

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

RISK RELATED TO COVID-19

The COVID-19 pandemic, and the measures taken to control its spread, will continue to adversely impact our employees, customers, business operations and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has impacted and is likely to continue to impact the national economy and the regional and local markets in which we operate, lower equity market valuations, create significant volatility and disruption in capital and debt markets, and increase unemployment levels. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we have put in place for our employees. Federal Reserve actions to combat the economic contraction caused by the COVID-19 pandemic, including the reduction of the target federal funds rate and quantitative easing programs, could, if prolonged, adversely affect our net interest income and margins, and our profitability. The continued closures of many businesses and the institution of social distancing, shelter in place and stay home orders in the states and communities we serve, have reduced business activity and financial transactions. Government policies and directives relating to the pandemic response are subject to change as the effects of the COVID-19 pandemic continue to evolve. It is unclear whether any COVID-19 pandemic-related businesses losses that we or our customers may suffer will be recovered by existing insurance policies. Changes in customer behavior due to challenging business and economic conditions or legislative or regulatory initiatives may impact the demand for our products and services, which could adversely affect our revenue. Increases in deposit balances due, among other things, to government stimulus and relief programs could adversely affect our financial performance if we are unable to successfully lend or invest those funds. The measures we have taken to aid our customers, including short-term loan payment deferments, may be insufficient to help our customers who have been negatively impacted by the economic fallout from the COVID-19 pandemic. Loans that are currently in deferral status may become nonperforming loans. Pandemic-related delays in our ability to execute appraisals of collateral securing impaired loans may add uncertainty about the adequacy of our allowance for credit losses. Because of adverse economic and market conditions, we may be required to increase our provision for loan losses expense, or recognize impairments on the securities we hold. Government restrictions on evictions and foreclosures may impede our ability to recover loan losses and liquidate collateral. While the COVID-19 pandemic negatively impacted our results of operations during 2020, the extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions we may take as may be required by government authorities or that we determine is in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.

Our participation in the SBA’s PPP may expose us to reputational harm, increased litigation risk, as well as the risk that the SBA may not fund some or all of the guarantees associated with PPP loans.

As of December 31, 2020, we have originated 197 loans aggregating $15.4 million through the PPP. As of March 11, 2021 we are participating in the PPP-2. Lenders participating in the PPP have faced increased public scrutiny about their loan application process and procedures, and the nature and type of the borrowers receiving PPP loans. We depend on our reputation as a trusted and responsible financial services company to compete effectively in the communities that we serve, and any negative public or customer response to, or any litigation or claims that might arise out of, our participation in the PPP and any other legislative or regulatory initiatives and programs that may be enacted in response to the COVID-19 pandemic, could adversely impact our business. Other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and we may be subject to the same or similar litigation, in addition to litigation in connection with our processing of PPP loan forgiveness applications. In addition, if the SBA determines that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We have incurred operating losses in several recent years and our ability to generate future profitability is uncertain.

We achieved net income of $19.9 million for the year ended December 31, 2020, but experienced losses in four of the six previous fiscal years. Our ability to achieve future profitability depends upon a number of factors, including our ability to successfully implement our strategic plan, our ability to achieve improved operating efficiency, our ability to manage nonperforming and classified assets, general economic conditions, competition with other financial institutions, changes to the interest rate environment that may reduce our volume of mortgage loans originated, sold and corresponding profit margins or impair our business strategy, adverse changes in the securities markets, changes in laws or government regulations, changes in consumer spending, borrowing, or saving, and changes in accounting policies, as well as other risks and uncertainties described in this “Risk Factors” section. Because of the numerous risks and uncertainties associated with our business, we are unable to predict the extent of our future profitability.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2020, one- to four-family residential loans comprised $235.6 million, or 48.2%, of our total loan portfolio, and home equity loans and lines of credit comprised $48.2 million, or 9.8%, of our total loan portfolio. One- to four-family residential mortgage lending, whether owner occupied or non-owner occupied, is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

At December 31, 2020, $195.2 million, or 39.9%, of our loan portfolio consisted of commercial real estate, commercial and industrial and construction loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate loans, commercial and industrial loans, and construction loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. Also, many of our borrowers or related groups of borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. These loans also have greater credit risk than residential real estate for the following reasons:

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

Our loan portfolio at December 31, 2020 totaled $489.3 million, an increase of $154.2 million, or 46%, since December 31, 2016. It is difficult to assess the future performance of these loans added to our portfolio during this four-year period because our relatively limited experience with such loans does not provide us with a significant payment history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings and capital could decrease.

At December 31, 2020, our allowance for loan losses totaled $6.8 million, which represented 1.38% of total loans and 94.6% of our non-performing loans. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which could materially affect our operating results.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to retail deposits and funds from the repayments and maturities of loans and investments. These include “wholesale” funding sources, including FHLBB and FRB advances, brokered deposits, listing service deposits, and proceeds from the sale of loans. Although we became less dependent on “wholesale” sources of funds during 2020 as our non-brokered deposits have grown, there is no assurance that this trend will continue. We may become more dependent on these sources in the future. At December 31, 2020, we had $73.3 million of FHLBB and FRB advances outstanding with an additional $95.9 million available borrowing capacity from the FHLBB and FRB, and $7.5 million of available borrowing capacity under a line of credit with a correspondent bank. Brokered deposits as of December 31, 2020 totaled $31.7 million. If we were no longer considered to be “well capitalized,” as defined by applicable federal regulations, it would materially restrict our ability to acquire and retain brokered deposits in the future and could reduce the maximum borrowing limits we currently have available through the FHLBB and the FRB. Additionally, adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

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

Our non-interest expenses totaled $46.3 million and $36.0 million for the years ended December 31, 2020 and 2019, respectively. We continue to analyze our expenses and seek to achieve efficiencies where available. Although we strive to generate increases in both net interest income and non-interest income, our efficiency ratio remains high. Our efficiency ratio totaled 62.4% and 91.0% for the years ended December 31, 2020 and 2019, respectively. Failure to control or maintain our expenses could hurt future profitability.

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

We face intense competition in making loans and attracting deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits and may reduce our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We also face competition from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from nondepository financial service companies entering the lending market, such as insurance companies, securities companies, Fintech and specialty finance companies. Competition in mortgage banking comes from traditional mortgage competitors within our market area as well as larger, nationally active mortgage originators. We expect competition to increase in the future as a result of legislative, regulatory, and technological changes and the continuing trend of consolidation in the financial services industry. If we are not able to effectively compete in our market area, our profitability may be negatively affected. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets.

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

Growth is essential to improving our recurring profitability, and we may continue to incur expenses related to the implementation of our strategic plan. We also may not be able to successfully implement our strategic plan, or do so in the timeframe that we expect, and therefore may not be able to increase profitability in the timeframe that we expect or at all, resulting in a decrease in the profitability of the Company.

The successful implementation of our strategic plan will require, among other things that we attract and retain new and existing customers that currently bank at other financial institutions in our market area or adjacent markets. In addition, our ability to successfully grow will depend on several factors, including continued favorable market conditions, the competitive responses from other financial institutions in our market area, our ability to attract and retain experienced staff, and our ability to maintain high asset quality as we increase our loan portfolio. While we believe we have the management resources and internal systems in place to successfully achieve and manage our future growth, growth opportunities may not be available and we may not be successful in implementing our business strategy.

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

In connection with selling residential mortgage loans in the secondary market, our agreements with investors contain standard representations and warranties and early payment default clauses that could require us to repurchase mortgage loans sold to these investors or reimburse the investors for losses incurred on loans in the event of borrower default within a defined period after origination or, in the event of breaches of contractual representations or warranties made at the time of sale that are not remedied within a defined period after we receive notice of such breaches of contractual representations or warranties made at the time of sale that are not remedied within a defined period after we receive notice of such breaches, or to refund the profit received from the sale of a loan to an investor if the borrower pays off the loan within a defined period after origination. If we are required to repurchase mortgage loans or provide indemnification or other recourse, this could significantly increase our costs and thereby affect our future earnings.

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

LIBOR is used extensively in the United States as a benchmark for various commercial and financial contracts, including funding sources, adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which will stop reporting such information after June 30, 2023. It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or may have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which of those instruments may remain outstanding or be renegotiated if LIBOR ceases to exist. The uncertainty regarding the future of LIBOR as well as the transition from LIBOR to another benchmark rate or rates could have adverse impacts on our funding costs or net interest margins, as well as any floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect our financial condition and results of operations.

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

If we raise capital through the issuance of additional of common stock or other securities, it would dilute the ownership interests of existing shareholders and may dilute the per share value of our common stock. New investors may also have rights, preferences and privileges senior to our current shareholders.

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

Of the newly issued guidance, the most significant to us is the FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326), commonly referred to as “CECL,” which introduces new guidance for the accounting for credit losses on instruments within its scope. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. It also modifies the impairment model for debt securities available for sale and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The impact of this update will be dependent on the portfolio composition, credit quality and economic conditions at the time of adoption. We are required to implement the CECL methodology by 2023. While we currently cannot reasonably estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as the general economic conditions and forecast as of the adoption date.

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

RISKS RELATED TO OUR REGULATORY ENVIRONMENT

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

From time to time, local, state or federal tax authorities change tax laws and regulations, which may result in a decrease or increase to our deferred tax liability. Local, state or federal tax authorities may interpret laws and regulations differently than we do and challenge tax positions that we have taken on tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest, penalties, or litigation costs that could have a material adverse effect on our results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property.

The following table sets forth information with respect to our banking and other offices, including the expiration date of leases with respect to leased facilities.

Office Name	Leased or Owned	Year Acquired or Leased	Month of Lease Expiration
Banking Offices:
129 North Main Street Randolph, MA 02368	Owned	1976	N/A
50 South Franklin Street Holbrook, MA 02343	Owned	1997	N/A
497 Washington Street Stoughton, MA 02072	Owned	2017	N/A
87 Sharon Street Stoughton, MA 02072	Leased	1995	March 2025
1 Rockdale Street Braintree, MA 02184	Leased	2018	April 2023

Loan Production Offices:
20 Main Street Leominster, MA 01453 (1)	Leased	1993	February 2021
303 Wyman Street, Suite 275 Waltham, MA 02451	Leased	2019	July 2022
875 State Road Westport, MA 02790	Leased	2007	December 2021
167 South River Road, Unit 1 Bedford, NH 03110 (1)	Leased	2008	Tenant at-will
276 Turnpike Road Route 9 East, Westborough, MA 01581	Leased	2018	October 2021
1 Stiles Road, Suite 204, Salem, NH, 03079	Leased	2020	December 2022

Administrative Offices/Lending Centers:
999 South Washington Street North Attleboro, MA 02760	Leased	2014	February 2022
10 Cabot Place Stoughton, MA 02072	Leased	2016	July 2021
(1)These loan production offices were closed as of March 11, 2021.

Item 3. Legal Proceedings.

(a)	We are not currently a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations, or cash flows.
(b)	Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Randolph Bancorp, Inc.’s common stock trades on the NASDAQ Global Market under the symbol RNDB.

Holders

At February 28, 2021, there were approximately 215 holders of record of the Randolph Bancorp, Inc.’s common stock. We believe the number of beneficial owners of our common stock is greater than the number of record holders as a large amount of our common stock is held of record through brokerage firms in “street name”.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2020 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance. Additional information regarding stock-based compensation plans is presented in Note 12 of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

	Number of Securities to be Issued Upon Exercise of Outstanding Option, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Share-Based Compensation Plans
Equity Compensation Plans Approved by Security Holders	543,050	$13.69	43,822
Equity Compensation Plans Not Approved by Security Holders	44,118	8.78	—
Total	587,168	$13.32	43,822

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table sets forth information with respect to any purchases by or on behalf of the Company during the indicated periods under the stock repurchase programs originally announced on October 27, 2020. Under the repurchase program the Company may repurchase up to 552,000 shares of its common stock, or approximately 10% of its outstanding shares at the time the program was announced. This program may be suspended or terminated at any time without prior notice and it is currently set to expire on October 29, 2021. The timing of purchases will depended on certain factors, including but not limited to, market condition and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Plan	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 2020	2020 Plan	1,337	$14.69	550,663
November 2020	2020 Plan	17,296	$16.52	533,367
December 2020	2020 Plan	10,712	$20.04	522,655
		29,345	$17.72

Item 6. Selected Financial Data.

Not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help readers understand the financial performance of Randolph Bancorp, Inc. and its subsidiary through a discussion of the factors affecting its financial condition at December 31, 2020 and December 31, 2019, and their results of operations for the years then ended. This section should be read in conjunction with the consolidated financial statements of Randolph Bancorp, Inc. and notes thereto that appear elsewhere in this report.

Overview

Our results of operations depend primarily on net interest income and net gains on loan origination and sale activities. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. Our interest-earning assets consist primarily of residential mortgage loans, commercial real estate loans, commercial and industrial loans, home equity loans and lines of credit, construction loans, consumer loans and investment securities. Interest-bearing liabilities consist primarily of deposit accounts, including brokered deposits, and borrowings from the FHLBB and the FRB. Net gains on loan origination and sale activities result from the origination of loan commitments to customers and the ultimate sale of the related residential mortgage loans in either the secondary mortgage market or to other financial institutions. Our results of operations also depend on mortgage servicing fees which we earn by servicing mortgages for third parties but which also include valuation adjustments whenever the fair value of MSRs is less than their amortized cost. Such adjustments are affected by a variety of factors including both actual and projected loan prepayment speeds that are sensitive to prevailing mortgage interest rates.

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

Since 2014, we established a 100% valuation allowance for our net deferred tax assets after completing an assessment of our recent operating results, including significant non-recurring items, and projected operating results. This assessment led us to conclude that it was more likely than not that we would be unable to realize our deferred tax assets. In performing subsequent assessments through 2019, management concluded that no significant changes in the key factors affecting the realizability of our deferred tax assets had occurred and that a valuation allowance for all deferred tax assets should be maintained. After incurring losses in four of the six previous years, the Company had net income of $19.9 million in 2020. In performing its assessment of the need for a valuation allowance as of December 31, 2020, management concluded that the improvement in operating results, while significant, would need to be sustained for an additional period to provide sufficient evidence that realizability of deferred tax assets was more likely than not to occur. As a result, the 100% valuation allowance for deferred tax assets (to the extent not offset by deferred tax liabilities of like character) related to the charitable contribution carryforward of $475,000 was maintained at December 31, 2020.

We do not have any uncertain tax positions at December 31, 2020 and 2019 which require accrual or disclosure. We record interest and penalties as part of income tax expense. Interest and penalties recorded for the years ended December 31, 2020 and 2019 were not significant.

Comparison of Financial Condition at December 31, 2020 and 2019 - Consolidated

Total Assets. Total assets increased $90.1 million, or 14.3%, to $721.1 million at December 31, 2020 from $631.0 million at December 31, 2019. This growth resulted from an increase of $56.3 million in loans held for sale and an increase of $14.5 million in net portfolio loans. The increase in loans held for sale was a direct result of the 71.2% increase in residential loan production achieved for the year ended December 31, 2020, as compared to the prior year. The increase in portfolio loans occurred largely as a result of the issuance of PPP loans, which had a balance of $10.9 million at December 31, 2020.

Investment Securities. Investment securities, all of which are classified as available for sale, decreased $2.1 million, or 3.7%, to $55.4 million at December 31, 2020 from $57.5 million at December 31, 2019. At December 31, 2020, investment securities represented 7.7% of total assets compared to 9.1% at December 31, 2019. Investment securities as a percentage of total assets are slightly below the low end of our target range of 10%. We regularly evaluate the diversification of our interest-earning assets in terms of both liquidity and yield and consider changes in our target levels for both investments and loans taking into consideration both on-and off-balance sheet sources of liquidity.

Loans Held for Sale. We are actively involved in the secondary mortgage market and designate a significant majority of our residential first mortgage loan production for sale. Total originations of one-to four-family residential mortgage loans for sale in either the secondary mortgage market or to other financial institutions increased $650.9 million, or 71.2%, to $1.6 billion in 2020 from $0.9 billion in 2019. This increase was a consequence of a decline in mortgage rates, which led to an increase in our production of refinanced loans by $683.5 million to $1.2 billion in 2020 from $0.5 billion in 2019. For the years ended December 31, 2020 and 2019, refinanced residential mortgage loans accounted for 77% and 53%, respectively, of overall residential mortgage loan production.

At December 31, 2020, loans held for sale totaled $119.1 million compared to $62.8 million at December 31, 2019. This increase reflects the strength of the loan refinancing market through the end of the year as mortgages continue to be available at all-time low interest rates.

Net Loans. Net loans increased $14.5 million, or 3.1%, from $469.1 million at December 31, 2019 to $483.6 million at December 31, 2020. This increase was largely attributable to the issuance of PPP loans during the year, which had an ending balance of $10.9 million at December 31, 2020.  During 2020, commercial real estate loans and commercial and industrial loans increased $18.5 million and $11.2 million, respectively. Commercial real estate loans consist of loans primarily of small- and mid-size owner occupants and investors in our market area seeking loans between $500,000 and $5.0 million. Commercial and industrial loans consist primarily of PPP loans and loans primarily in our market area to a variety of professionals, sole proprietorships, and small businesses.

Residential one-to four-family residential real estate secured loans decreased $9.1 million, or 3.7%, in 2020. This decline in the balance was the result of management’s decision to reduce the proportion of these loans in the loan portfolio due a decline in the weighted average rate of loans and accelerated prepayment speeds as a result of the historically low interest rates.

Mortgage Servicing Rights. MSRs increased $3.8 million to $12.4 million at December 31, 2020 from $8.6 million at December 31, 2019. This increase was due to the retained servicing rights associated with 2020 residential loan originations sold in the secondary market. We serviced $1.76 billion in loans for others at December 31, 2020 compared to $1.05 billion at December 31, 2019. The fair value of MSRs was $12.5 million, or 71 basis points at December 31, 2020 compared to $8.8 million, or 84 basis points, at December 31, 2019. This decline in value was directly attributable to the decrease in mortgage rates in 2020 and the concomitant acceleration of actual and projected loan prepayment speeds. The refinance market continues to show strength in 2021, and as a result we are uncertain whether we will continue to see a decrease in the valuation rate of MSRs.

Deposits. Deposits increased $31.3 million, or 6.3%, to $528.3 million at December 31, 2020 from $497.0 million at December 31, 2019.  This increase included a $90.4 million increase in non-brokered deposits. Brokered deposits decreased $59.1 million, or 65.1%, in 2020 as the increase in non-brokered deposit generation permitted us to allow brokered deposits to run off. This positive development in non-brokered deposit generation has led to a decrease in the cost of funds and reduced our reliance on wholesale funding.

FHLBB and FRB Advances. FHLBB advances increased $17.5 million from $44.4 million at December 31, 2019 to $61.9 million at December 31, 2020. This increase reflects a $30 million purchase of long-term borrowings during the year. At December 31, 2020, the Bank had $93.9 million in available borrowing capacity at the FHLBB based on its qualified collateral as of that date. FRB advances were utilized during 2020 as part of the PPP. The ending balance of FRB advances was $11.4 million at December 31, 2020. The average balance of FHLBB and FRB advances declined by $15.1 million from $86.7 million in 2019 to $71.7 million in 2020, as a result of a decreased dependence on “wholesale” funding and in increase in non-brokered deposits from the prior year.

Total Stockholders’ Equity. Total stockholders’ equity increased $21.4 million to $99.8 million at December 31, 2020 from $78.5 million at December 31, 2019. This increase was due to net income of $19.9 million and an increase in the fair value of available for sale securities net of taxes, of $1.5 million. In addition, the Company repurchased $1.7 million of its common stock during the year ended December 31, 2020, and equity adjustments related to stock-based compensation amounted to $1.5 million during the period.

Comparison of Operating Results for the Years Ended December 31, 2020 and 2019 - Consolidated

General. We recorded net income of $19.9 million, or $3.89 per basic share and $3.86 per diluted share, for the year ended December 31, 2020 compared to net income of $3.4 million, or $0.64 per basic and diluted share, for the year ended December 31, 2019. Results of operations in 2020 included the following items:

•	One time charges related to the retirement of senior executives of $1.4 million;
•	Expenses related to addressing the COVID-19 pandemic of $229,000;
•	Expenses related to the closing of a residential lending office of $294,000, and
•

Severance expenses of $69,000 related to a plan to outsource our residential loan servicing activities, which will improve our customer service experience and our operational and financial efficiency in the year ahead.

Exclusive of these items totaling $2.0 million, or $1.5 million after taxes, we would have reported net income of $21.5 million in 2020 compared to net income of $3.4 million in 2019, an improvement of $18.1 million. See “—Non-GAAP Measures.”

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

	For the Year Ended December 31,
	2020			2019			2018
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$561,912	$22,212	3.95%	$547,454	$23,632	4.32%	$471,849	$19,541	4.14%
Investment securities (2) (3)	58,233	1,306	2.24%	52,953	1,521	2.87%	61,566	1,658	2.69%
Interest-earning deposits	30,277	76	0.25%	5,109	90	1.76%	6,689	117	1.75%
Total interest-earning assets	650,422	23,594	3.63%	605,516	25,243	4.17%	540,104	21,316	3.95%
Noninterest-earning assets	39,396			27,903			26,621
Total assets	$689,818			$633,419			$566,725
Interest-bearing liabilities:
Savings accounts	161,502	831	0.51%	108,483	560	0.52%	103,228	185	0.18%
NOW accounts	55,396	185	0.33%	39,197	194	0.49%	42,449	205	0.48%
Money market accounts	71,817	456	0.63%	69,362	955	1.38%	67,817	674	0.99%
Term certificates	147,655	2,305	1.56%	178,901	3,619	2.02%	132,984	2,006	1.51%
Total interest-bearing deposits	436,370	3,777	0.87%	395,943	5,328	1.35%	346,478	3,070	0.89%
FHLBB and FRB advances	71,661	943	1.32%	86,724	2,070	2.39%	71,990	1,518	2.11%
Total interest-bearing liabilities	508,031	4,720	0.93%	482,667	7,398	1.53%	418,468	4,588	1.10%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	80,957			62,314			62,350
Other noninterest-bearing liabilities	12,384			8,845			6,295
Total liabilities	601,372			553,826			487,113
Total stockholders' equity	88,445			79,593			79,612
Total liabilities and stockholders' equity	$689,817			$633,419			$566,725
Net interest income		$18,874			$17,845			$16,728
Interest rate spread (4)			2.70%			2.64%			2.85%
Net interest-earning assets (5)	$142,391			$122,849			$121,636
Net interest margin (6)			2.90%			2.95%			3.10%

Ratio of interest-earning assets to interest-bearing liabilities	128.03%			125.45%			129.07%

Return on average assets	2.89%			0.54%			(0.37)%

Return on average equity	22.54%			4.31%			(2.62)%

Average equity to average assets	12.82%			12.57%			14.05%

(1)	Includes nonaccruing loan balances and interest received on such loans.
(2)	Includes carrying value of securities classified as available-for-sale, FHLBB stock and investment in the Depositors Insurance Fund.
(3)	Includes tax equivalent adjustments for municipal securities, based on a statutory tax rate of 21% for 2020, 2019 and 2018, of $5,000, $12,000 and $32,000, respectively.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Year Ended December 31, 2020			For the Year Ended December 31, 2019
	Compared to			Compared to
	Year Ended December 31, 2019			Year Ended December 31, 2018
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to Changes in		Increase	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$(95)	$(1,324)	$(1,419)	$3,236	$855	$4,091
Investment securities	(14)	(200)	(214)	(242)	105	(137)
Interest-earning deposits	22	(35)	(13)	(28)	1	(27)
Total interest-earning assets	(87)	(1,559)	(1,646)	2,966	961	3,927
Interest-bearing liabilities:
Savings accounts	265	5	270	10	365	375
NOW accounts	11	(21)	(10)	(16)	5	(11)
Money market accounts	(15)	(484)	(499)	16	265	281
Term certificates	(570)	(744)	(1,314)	811	802	1,613
Total interest-bearing deposits	(309)	(1,244)	(1,553)	821	1,437	2,258
FHLBB and FRB advances	(315)	(812)	(1,127)	336	216	552
Total interest-bearing liabilities	(624)	(2,056)	(2,680)	1,157	1,653	2,810

Change in net interest income	$537	$497	$1,034	$1,809	$(692)	$1,117

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, decreased $1.6 million, or 6.5%, to $23.6 million in 2020 compared to $25.2 million in 2019. This decrease was due to a 0.54% decline in yields on interest earning assets from 4.17% in 2019 to 3.63% in 2020. The yield on loans decreased 0.37% to 3.95% in 2020 from 4.32% in 2019. In 2020 and 2019, loans represented 81.5% and 86.4% of total average assets, respectively.

Interest Expense. Interest expense decreased $2.7 million, or 36.2%, to $4.7 million in 2020 compared to $7.4 million in 2019. This decrease was due to the transition in deposit composition from term certificates to non-maturity deposits. The decrease in cost of funds was also caused by a decrease in the utilization of higher cost wholesale funding (brokered deposits and FHLBB and FRB advances) to fund loan growth. In 2020, term certificates (both retail and brokered) and FHLBB and FRB advances represented 43.2% of total average interest-bearing liabilities compared to 55.0% in 2019, resulting in a shortening of interest-bearing liabilities. The cost of certificates of deposit decreased 46 basis points in 2020 while the cost of FHLBB and FRB advances decreased 107 basis points. The decreasing cost of funds, especially wholesale funding, is mainly attributable to a sharp decline in interest rates as a result of actions taken by the Federal Reserve Board to counteract the negative economic effects of the pandemic.

Net Interest Income. Net interest income increased $1.0 million, or 5.8%, to $18.9 million in 2020 compared to $17.8 million in 2019. This improvement resulted from the growth in average interest-earning assets of $44.9 million, partially offset by the decrease in the net interest margin of 5 basis points to 2.90% in 2020 from 2.95% in 2019. The decrease in net interest margin is due to the downward repricing of interest-earning assets occurring at a faster pace than the decrease in funding interest-bearing liabilities.

Provision for Loan Losses. Based on the application of our loan loss methodology, as described in the notes to the consolidated financial statements presented elsewhere in this report, the Company recognized a provision for loan losses of $2.6 million in 2020 while no provision for loan losses was recognized in 2019. The provision for loan losses in 2020 was primarily the result of an uncertain economic environment caused by the COVID-19 pandemic. A provision of $479,000 was recognized for loans with deferred interest and/or principal payments. Additionally, we increased certain qualitative factors in our allowance calculation in order to account for changes to the economic environment and an increase in the bank’s non-performing loans. Finally, the provision was impacted by $6.4 million in loan growth, net of PPP loans. PPP loans totaled $10.9 million at December 31, 2020 and do not have a reserve based on their SBA guarantee. The principal reason that no provision for loan losses was recognized in 2019 was a reduction in the loan portfolio of $14.8 million. The allowance for loan losses as a percentage of total loans was 1.38% at December 31, 2020 compared to 0.90% at December 31, 2019.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities increased $35.3 million, or 187.0%, to $54.2 million in 2020 compared to $18.9 million in 2019. This increase was a direct result of a boom in loan refinancing activity following the decline in mortgage rates which began in the first quarter of 2019 and reached historic lows in 2020. Together, these factors resulted in an increase of $611.2 million, or 68.3%, in loans sold to $1.6 billion in 2020 compared to $0.9 billion in the prior year (excluding the sale of portfolio loans). Loan refinancing activity represented 77% of loan production in 2020 compared to 53% in 2019.

Other Non-interest Income. Non-interest income, excluding the net gain on loan origination and sale activities, decreased $1.6 million from $2.8 million in 2019 to $1.2 million in 2020. This decrease was caused by a $2.1 million increase in the valuation allowance for MSRs in 2020, attributable to a decline in the fair value of MSRs to 71 basis points at December 31, 2020 from 84 basis points at December 31, 2019, because of increased prepayment speeds.

Non-interest Expenses. Non-interest expenses increased $10.4 million, or 28.8%, to $46.3 million in 2020 compared to $36.0 million in 2019. Non-interest expenses in 2020 included one-time charges of $1.4 million related to the retirement of senior executives, operating expenses of $229,000 related to addressing the COVID-19 pandemic, $294,000 in expenses related to the closing of a residential lending office and $69,000 in severance expenses. Excluding these non-recurring items, non-interest expenses increased $8.4 million between years principally due to an increase in salaries and employee benefits. See “—Non-GAAP Measures.”

Salaries and employee benefits increased $8.3 million in 2020, primarily due to a one-time charge of $1.4 million related to the retirement of senior executives and an increase of $5.9 million in commissions and loan production incentives related to the increase in loan production of $650.9 million. In addition, COVID-19 pandemic related compensation of $101,000 for front-line and quarantined employees contributed to the increase in 2020.

Occupancy and equipment expense increased $762,000, or 27.4% to $3.5 million in 2020 compared to $2.8 million in 2019. This increase was primarily attributable to $294,000 in expenses related to the closing of a residential lending office, $128,000 relating to addressing the COVID-19 pandemic, and other one-time charges related to accelerating the depreciation of fixed assets at other smaller residential lending offices closed during the year.

Data processing expenses increased $133,000, or 16.4%, to $943,000 in 2020 from $810,000 in 2019. This increase was largely due to increased customer use of mobile and online technology as well as volume related increases as the bank continues to grow its customer base.

Marketing expenses decreased $278,000, or 28.7%, from $967,000 in 2019 to $689,000 in 2020 principally due to a decision by management to cut discretionary spending during the COVID-19 pandemic as customers were impacted by stay-at-home orders.

Other non-interest expenses increased $1.4 million, or 26.7%, to $6.5 million in 2020 from $5.3 million in 2019. This increase was primarily due to an increase of $584,000 in the reserve for unfunded commitments in 2020. Also contributing to this increase were higher costs related to elevated mortgage loan production.

Income Tax Expense. The Company recognized state income tax expense of $2.3 million and $118,000 in 2020 and 2019, respectively. Federal income taxes were $3.1 million in 2020, and there was no federal income tax expense in 2019. The Company had a net operating loss carryforward (“NOL”) for federal tax purposes of $12.0 million at the beginning of 2019. During the year ended December 31, 2020, the Company fully absorbed the NOL as a result of the Company’s increased income. In 2019, the Company used its NOL to fully offset its federal income taxes.

Segments. The Company has two reporting segments: Envision Bank and Envision Mortgage. Revenue from Envision Bank consists primarily of interest earned on loans and investment securities and customer service fees on deposit accounts. Revenue from Envision Mortgage consists primarily of gains on loan origination and sales activities, loan servicing income and interest income on loans held for sale and residential construction loans. Envision Mortgage’s revenues also include income on loan originations that are retained in Envision Bank’s loan portfolio and loan servicing fees on these loans. This inter-segment profit is eliminated in consolidation. The following table presents a comparison of the results of operations for each segment before incomes taxes and elimination of inter-segment profit, and the changes in those results, for the years ended December 31, 2020 and 2019.

	Envision Bank				Envision Mortgage
	Years Ended December 31,		Increase (Decrease)		Years Ended December 31,		Increase (Decrease)
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
	(Dollars in thousands)
Net interest income	$16,235	$15,985	$250	1.6%	$2,632	$1,848	$784	42.4%
Provision for loan losses	2,553	—	2,553	NM	—	—	—	—
Net interest income
after provision for loan losses	13,682	15,985	(2,303)	(14.4)	2,632	1,848	784	42.4

Non-interest income:
Customer service fees	1,180	1,268	(88)	(6.9)	103	139	(36)	(25.9)
Gain on loan origination
and sale activities, net	—	—	—	—	55,729	19,851	35,878	180.7
Mortgage servicing fees, net	(381)	(363)	(18)	(5.0)	(772)	757	(1,529)	(202.0)
Other	465	596	(131)	(22.0)	580	366	214	58.5
Total non-interest income	1,264	1,501	(237)	(15.8)	55,640	21,113	34,527	163.5

Non-interest expenses:
Salaries and employee benefits	9,161	7,065	2,096	29.7	24,000	17,831	6,169	34.6
Occupancy and equipment	1,770	1,527	243	15.9	1,775	1,256	519	41.3
Other non-interest expenses	5,228	4,789	439	9.2	4,382	3,482	900	25.8
Total non-interest expenses	16,159	13,381	2,778	20.8	30,157	22,569	7,588	33.6
Income (loss) before income taxes and
elimination of inter-segment profit	$(1,213)	$4,105	$(5,318)	(129.5)%	$28,115	$392	$27,723	NM

Total assets	$537,722	$521,144	$16,578	3.2%	$183,350	$109,860	$73,490	66.9%

NM - Not meaningful

Envision Bank Segment

The Envision Bank segment had a loss before income taxes and elimination of inter-segment profit of $1.2 million for the year ended December 31, 2020 compared to net income of $4.1 million for the year ended December 31, 2019. The 2020 results included a $1.03 million charge related to the retirement of senior executives and operating expenses of $229,000 related to addressing the COVID-19 pandemic. Excluding these charges, the segment would have generated income before income taxes and elimination of inter-segment profit of $46,000 for the year.

During 2020, Envision Bank’s loan portfolio increased by $17.3 million. As a result of this increase and the economic uncertainty generated by the COVID-19 pandemic, a provision for loan losses of $2.6 million was recognized, compared to no provision in 2019 when the loan portfolio decreased by $14.8 million. The loan portfolio growth in 2020 was partially offset by a decrease in the yield on interest earning assets, which resulted in an improvement in net interest income of $250,000. Non-interest expenses increased $2.8 million, or 20.8%, from $13.4 million in 2019 to $16.2 million in 2020. This increase was principally due to: 1) a one-time charge of $1.03 million related to the retirement of senior executives; 2) wage increases averaging 3.0%; 3) an increase in the reserve for unfunded commitments of $584,000; and 4) operating expenses of $229,000 related to addressing the COVID-19 pandemic. These increases were partially offset by lower marketing expenses.

Total assets attributable to the Envision Bank segment increased $16.6 million, or 3.2%, to $537.7 million at December 31, 2020 from $521.1 million at December 31, 2019. During 2020, Envision Bank’s loan portfolio increased $17.3 million, which was partially offset by a $2.1 million decrease in investment securities and other smaller balance sheet changes between periods.

Envision Mortgage Segment

The Envision Mortgage segment generated income before income taxes and elimination of inter-segment profit of $28.1 million in 2020 compared to net income of $392,000 in 2019. The 2020 results included a $344,000 charge related to the retirement of senior executives, $294,000 in expenses related to the closing of a residential lending office and $69,000 in severance expenses. Excluding these items, Envision Mortgage’s income before income taxes and elimination of inter-segment profit would have been $28.8 million.

The net gain on loan origination and sale activities, the principal source of revenue for Envision Mortgage, increased $35.9 million to $55.7 million in 2020 from $19.9 million in 2019. This increase was a consequence of the acceleration in refinancing activity following a sharp decline in mortgage rates as a result of the COVID-19 pandemic. Refinanced loan production increased $683.5 million to $1.2 billion in 2020 from $516.6 million in 2019. During 2020, residential mortgage loan sales to third parties (excluding the sale of portfolio loans) totaled $1.5 billion compared to $894.6 million in 2019.

Lower mortgage rates also directly led to a decrease of $1.5 million in Envision Mortgage’s net servicing fee income in 2020, including loan servicing fees charged to Envision Bank. This decrease was primarily due to an increase of $2.1 million in the valuation allowance for MSRs, whose fair value dropped from 84 basis points in 2019 to 71 basis points in 2020. This decrease was a direct result of the impact of both actual and expected acceleration of loan pre-payments on the fair value of MSRs. In 2019, Envision Mortgage had recognized a valuation allowance of $920,000 in the valuation allowance for MSRs.

Non-interest expenses of Envision Mortgage increased $7.6 million to $30.2 million in 2020 from $22.6 million in 2019. Excluding the one-time items described above, non-interest expenses increased $6.8 million, or 30.5%, to $29.5 million in 2020 from $22.6 million in 2019. This increase is due primarily to an increase in salaries and employee benefits of $6.2 million, or 34.6% and, to a lesser extent, by higher non-salary operating costs associated with the 57.0% increase in residential loan refinance production achieved in 2020 as compared to the prior year.

The increase in salaries and employee benefits was due to an increase in commissions and production incentives of $5.9 million, or 63.4%, and to a lesser extent, by increased compensation costs for operations personnel, in both cases directly attributable to the 57.0% increase in 2020 in residential refinance production. These increases were partially offset by an increase of $2.2 million, or 65.7%, in deferred loan origination costs.

The increase of $519,000, or 41.3%, in occupancy and equipment costs in 2020 was caused by the closing of a number of residential loan offices during the year, including a one-time charge of $294,000.

Other non-interest expenses increased $900,000, or 25.8%, to $4.4 million in 2020 from $3.5 million in 2019. This increase is primarily due to costs associated with the increased residential loan production activities during the year.

Total assets attributable to the Envision Mortgage segment increased $73.5 million, or 66.9%, to $183.4 million at December 31, 2020 from $109.9 million at December 31, 2019. This increase was principally due to increases in loans held for sale of $56.3 million. The increase in loans held for sale resulted from increased fourth quarter loan production in 2020 compared to 2019.

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

Non-GAAP measures should not be viewed as a substitute for operating results determined in accordance with GAAP. An item that management determines to be non-core, and that is therefore excluded when computing these non-core measures, can be of substantial importance to the Company’s results for any particular reporting period. The Company’s non-GAAP performance measures are not necessarily comparable to such measures that may be used by other companies. The following table summarizes the impact of non-core items recorded in 2020 and reconciles them in accordance with GAAP:

(In thousands)	Income Before Taxes	Provision for Income Taxes	Net Income	Earnings per Common Share (diluted)
GAAP basis	$25,409	$5,477	$19,932	$3.86
Non-interest expense adjustments:
Retirement salary and benefits compensation	692	149	543	0.11
Accelerated vesting of stock-based compensation	683	147	536	0.10
COVID-19 related expenses	229	49	180	0.03
Residential lending office closure	294	63	231	0.04
Accrued severance expenses	69	15	54	0.01
Non-GAAP basis	$27,376	$5,900	$21,476	$4.15

There were no non-core items recorded in 2019.

Management of Market Risk

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be over specified time horizons based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The comparative scenarios assume immediate parallel shifts in the yield curve in increments of 100 basis point rate movements. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2020 resulting from potential changes in interest rates. The model is run quarterly and currently is showing shocks from +400 basis points to -100 basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Changes in Interest Rates (basis points)(1)	Change in Net Interest Income Year One	Change in Net Interest Income Years One and Two

+400	1.2%	6.7%
+300	2.1%	7.0%
+200	2.4%	6.2%
+100	1.0%	3.3%
Level	—	—
-100	(1.7)%	(2.6)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

Economic Value of Equity Analysis. In order to monitor and manage interest rate risk, we also use the net present value of equity at risk, or NPV, methodology. This methodology calculates the difference between the present value of expected cash flows from assets and liabilities and provides a longer-term view of the Company’s interest rate risk positions by estimating longer-term repricing risk embedded in the balance sheet. As with the net interest income analysis discussed above, the model is run at least quarterly showing shocks ranging from +400 basis points to -100 basis points.

Our economic value of equity analysis as of December 31, 2020 indicated that, in the event of an instantaneous 100 and 200 basis point increase in interest rates, we would experience an estimated 2.12% and 1.91% increase, respectively, in the economic value of equity. The analysis also indicated that in the event of an instantaneous 300 and 400 basis point increase in interest rates, we would experience a 0.25% and 4.14% decrease, respectively, in the economic value of equity. Finally, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience an estimated 2.18% decrease in the economic value of equity.

  Certain shortcomings are inherent in the methodology used in interest rate risk measurement. Modeling changes in net portfolio value requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the methodology assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. The methodology also does not measure the changes in credit and liquidity risk that may occur as a result of changes in general interest rates. Accordingly, although the methodology provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our economic value of equity and will differ from actual results.

Liquidity and Capital Resources. Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, and borrowings from the FHLBB and FRB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions, and competition.

Management regularly adjusts our investments in liquid assets based upon an assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our interest-rate risk and investment policies.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $43.4 million and $16.5 million for the years ended December 31, 2020 and 2019, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for portfolio loan originations and loan purchases, and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities, proceeds from maturing securities and pay downs on mortgage-backed securities, was $(9.9) million and $7.9 million for the years ended December 31, 2020 and 2019, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, brokered deposits, FHLBB and FRB advances and stock repurchases was $58.7 million and $9.7 million for the years ended December 31, 2020 and 2019, respectively.

At December 31, 2020, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital of $90.0 million, or 12.7% of average assets, which is above the required level of $28.5 million, or 4.0% of average assets, and total risk-based capital of $97.4 million, or 15.7% of risk-weighted assets, which is above the required level of $49.7 million, or 8.0% of risk-weighted assets.

At December 31, 2020, we had outstanding commitments to originate loans of $411.4 million, unadvanced funds on loans of $9.1 million and unused lines of credit of $71.5 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2020 totaled $81.3 million, including $14.7 million in brokered deposits. Management expects, based on historical experience, that a substantial portion of the maturing non-brokered certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLBB advances, listing service deposits or brokered deposits to meet our liquidity needs. Available borrowing capacity at December 31, 2020 was $93.9 million under the blanket pledge agreement with FHLBB. We also have a $4.2 million available line of credit with FHLBB, a $2.0 million available line of credit with the Federal Reserve and a $7.5 million available line of credit with a correspondent bank at December 31, 2020.

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

For the years ended December 31, 2020 and 2019, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are presented on the following pages which appear elsewhere herein.

• Report of Independent Registered Public Accounting Firm	F-1

• Consolidated Balance Sheets at December 31, 2020 and 2019	F-2

• Consolidated Statements of Operations For the Years Ended December 31, 2020 and 2019	F-3

• Consolidated Statements of Comprehensive Income (Loss) For the Years Ended December 31, 2020 and 2019	F-4

• Consolidated Statements of Changes Shareholders’ Equity For the Years Ended December 31, 2020 and 2019	F-5

• Consolidated Statements of Cash Flows For the Years Ended December 31, 2020 and 2019	F-6

• Notes to Consolidated Financial Statements	F-8

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures as of the end of the period ended December 31, 2020. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to its management and the board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and the Company’s management has determined the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm has not issued an integrated audit report on the Company’s internal control over financial reporting.

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Ofﬁcers and Corporate Governance.

The information required by this item will be included in Randolph Bancorp, Inc.’s definitive Proxy Statement (the “Proxy Statement”) for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

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

	3.	Exhibits. The following exhibits set forth in the Exhibit Index are included as part of this Form 10-K.

Exhibit Index

3.1	Articles of Organization of Randolph Bancorp, Inc.(1)

3.2	By-Laws of Randolph Bancorp, Inc.(1)

4.1	Form of Common Stock Certificate of Randolph Bancorp, Inc.(1)

4.2	Description of Registrant’s Securities(6)

10.1†	Randolph Savings Bank Supplemental Retirement Plan(1)

10.2†	Form of Randolph Savings Bank Employee Stock Ownership Plan(1)

10.3†	Form of Change in Control Agreement(1)

10.4†	Randolph Bancorp, Inc. 2017 Stock Option and Incentive Plan, Randolph Bancorp Inc. Inducement Non-Qualified Stock Option and Restricted Stock Award Agreement Dated April 1, 2020 (3)(7)

10.5†	Employment Agreement, entered into on January 28, 2020, by and among the Company, the Bank and William M. Parent (4)

10.6†	Change in Control Agreement, entered into on January 28, 2020, by and among the Company, the Bank and Lauren B. Messmore (4)

10.7†	Retirement Agreement, entered into on January 28, 2020, by and among the Company, the Bank and James P. McDonough(4)
10.8	Form of Inducement Non-Qualified Stock Option Agreement(7)

10.9	Form of Inducement Restricted Stock Award Agreement(7)

14.1	Code of Business Conduct and Ethics (5)

21.1	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-209935), originally filed on March 4, 2016.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 6, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on the Form 8-K filed on August 23, 2017.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 29, 2020.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed SEC on March 28, 2017.
(6)	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 12, 2020.
(7)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333- 237865) originally filed with the SEC on April 28, 2020.
†	Management contract or compensation plan or arrangement
*	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.
(b)	See (a)(3) above for all exhibits filed herewith and the Exhibit Index.
(c)	Financial Statement Schedules. None.

Item 16. Form 10-K Summary.

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANDOLPH BANCORP, INC.
(Registrant)

Date: March 11, 2021	By	/s/ William M. Parent
William M. Parent
Director, President, and Chief Executive Officer (principal executive officer)

Date: March 11, 2021	By	/s/ Lauren B. Messmore
Lauren B. Messmore
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2021	/s/ Kenneth K. Quigley, Jr., Esq.
Kenneth K. Quigley, Jr., Esq., Director and Chairman

Date: March 11, 2021	/s/ Paul R. Donovan
Paul R. Donovan, Director

Date: March 11, 2021	/s/ Daniel M. Joyce
Daniel M. Joyce, Director

Date: March 11, 2021	/s/ John J. O’Connor, III
John J. O’Connor, III, Director

Date: March 11, 2021	/s/ Richard C. Pierce, Esq.
Richard C. Pierce, Esq., Director

Date: March 11, 2021	/s/ Louis J. Trubiano
Louis J. Trubiano, Director

Date: March 11, 2021	/s/ James G. Welch
James G. Welch, Director

Date: March 11, 2021	/s/ Janis E. Wentzell
Janis E. Wentzell, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Randolph Bancorp, Inc. and Subsidiary

Stoughton, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Randolph Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 11, 2021

Randolph Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2020	2019
Assets
Cash and due from banks	$4,206	$4,371
Interest-bearing deposits	9,568	3,881
Total cash and cash equivalents	13,774	8,252
Certificates of deposit	-	490
Securities available for sale, at fair value	55,366	57,503
Loans held for sale, at fair value	119,112	62,792
Loans, net of allowance for loan losses of $6,784 in 2020 and $4,280 in 2019	483,644	469,131
Federal Home Loan Bank of Boston stock, at cost	3,576	2,417
Accrued interest receivable	1,562	1,393
Mortgage servicing rights, net	12,377	8,556
Premises and equipment, net	4,781	5,748
Bank-owned life insurance	8,622	8,441
Foreclosed real estate, net	132	—
Other assets	18,126	6,281

Total assets	$721,072	$631,004

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$96,731	$61,603
Interest bearing	399,847	344,581
Brokered	31,729	90,858
Total deposits	528,307	497,042

Federal Reserve Bank advances	11,431	-
Federal Home Loan Bank of Boston advances	61,895	44,403
Mortgagors' escrow accounts	2,338	2,052
Post-employment benefit obligations	2,382	2,464
Other liabilities	14,900	6,581
Total liabilities	621,253	552,542

Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred stock, no par value; authorized: 1,000,000 shares; issued: none	—	—
Common stock, $.01 par value; authorized: 15,000,000 shares; issued and outstanding: 5,495,514 shares at December 31, 2020 and 5,576,855 shares at December 31, 2019	54	56
Additional paid-in capital	50,937	51,127
Retained earnings	51,689	31,757
ESOP-Unearned compensation	(3,756)	(3,944)
Accumulated other comprehensive income (loss), net of tax	895	(534)
Total stockholders' equity	99,819	78,462

Total liabilities and stockholders' equity	$721,072	$631,004

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(In thousands, except share data)

	Years Ended December 31,
	2020	2019
Interest and dividend income:
Loans	$22,212	$23,631
Securities-taxable	1,273	1,467
Securities-tax exempt	28	43
Interest-bearing deposits and certificates of deposit	75	90
Total interest and dividend income	23,588	25,231

Interest expense:
Deposits	3,778	5,328
Federal Reserve Bank and Federal Home Loan Bank of Boston advances	943	2,070
Total interest expense	4,721	7,398

Net interest income	18,867	17,833
Provision for loan losses	2,553	—

Net interest income after provision for loan losses	16,314	17,833

Non-interest income:
Customer service fees	1,283	1,407
Gain on loan origination and sale activities, net	54,236	18,900
Mortgage servicing fees, net	(1,153)	394
Gain on sales/calls of securities and impairment write-down, net	—	16
Increase in cash surrender value of life insurance	181	185
Other	864	761
Total non-interest income	55,411	21,663

Non-interest expenses:
Salaries and employee benefits	33,161	24,896
Occupancy and equipment	3,545	2,783
Data processing	943	810
Professional fees	1,277	1,185
Marketing	689	967
FDIC insurance	187	168
Other	6,514	5,141
Total non-interest expenses	46,316	35,950

Income before income taxes	25,409	3,546

Income tax expense	5,477	118
Net income	$19,932	$3,428
Earnings per common share:
Basic	$3.89	$0.64
Diluted	$3.86	$0.64
Weighted average shares outstanding
Basic	5,126,561	5,383,617
Diluted	5,163,042	5,383,617

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2020	2019
Net income	$19,932	$3,428

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	1,546	1,517
Reclassification adjustment for net (gains) losses and
impairment write-down realized in income (1)	—	(16)
Net unrealized gain (loss)	1,546	1,501
Related tax effects	—	—
Net-of-tax amount	1,546	1,501

Supplemental retirement plan:
Reclassification adjustments (2):
Actuarial losses	45	36
Prior service credits recognized	(57)	(84)
Actuarial gains (losses) arising during the year	(105)	(83)
Net change in supplemental retirement plan	(117)	(131)
Related tax effects	—	—
Net-of-tax amount	(117)	(131)
Total other comprehensive income	1,429	1,370
Comprehensive income	$21,361	$4,798

(1)	Amounts are included in gain (loss) on sales/calls of securities and impairment write-down, net in the consolidated statements of operations.
(2)	Amounts are included in other non-interest expenses in the consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2020 and 2019

(Dollars in thousands)

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity
Balance at December 31, 2018	5,903,793	$60	$55,608	$28,329	$(4,132)	$(1,904)	$77,961

Net income	—	—	—	3,428	—	—	3,428

Other comprehensive income	—	—	—	—	—	1,370	1,370

Stock repurchased	(353,572)	(4)	(5,434)	—	—	—	(5,438)

Restricted stock awards granted	33,335

Restricted stock awards forfeited	(2,500)	—	—	—	—	—	—

Share redemption for tax withholdings
for restricted stock vesting	(4,201)	—	(61)	—	—	—	(61)

Stock-based compensation	—	—	919	—	—	—	919

ESOP shares committed to be released	—	—	95	—	188	—	283

Balance at December 31, 2019	5,576,855	56	51,127	31,757	(3,944)	(534)	78,462

Net income	—	—	—	19,932	—	—	19,932

Other comprehensive income	—	—	—	—	—	1,429	1,429

Stock repurchased	(131,388)	(2)	(1,747)	—	—	—	(1,749)

Restricted stock awards granted	65,630	—	—	—	—	—	—

Restricted stock awards forfeited	(9,251)	—	—	—	—	—	—

Share redemption for tax withholdings
for restricted stock vesting	(6,332)	—	(75)	—	—	—	(75)

Stock-based compensation	—	—	1,564	—	—	—	1,564

ESOP shares committed to be released	—	—	68	—	188	—	256

Balance at December 31, 2020	5,495,514	$54	$50,937	$51,689	$(3,756)	$895	$99,819

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$19,932	$3,428
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	2,553	-
Loans originated for sale	(1,564,552)	(913,656)
Net gain on sales of mortgage loans	(54,236)	(18,900)
Proceeds from sales of mortgage loans	1,560,043	913,548
Net amortization of securities	307	187
Net change in deferred loan costs and fees, and purchase premiums	284	102
Gain on sales/calls of securities and impairment write-down	—	(16)
Depreciation and amortization	1,508	857
Stock-based compensation	1,564	919
ESOP expense	256	283
Increase in cash surrender value of life insurance	(182)	(185)
Net increase in mortgage servicing rights	(3,822)	(770)
Loss on disposal of assets	49	—
Other, net	(6,997)	(2,272)
Net cash used in operating activities	(43,293)	(16,475)

Cash flows from investing activities:
Redemptions of certificates of deposit	490	1,715
Securities available for sale:
Sales	—	534
Calls/maturities	4,650	500
Purchases	(15,493)	(12,395)
Principal payments on mortgage-backed securities	14,218	5,760
Loan originations, net of principal repayments	(10,224)	(8,583)
Proceeds from sale of portfolio loans	—	23,689
Loan purchases and participations	(1,803)	(5,412)
Redemptions (purchases) of Federal Home Loan Bank of Boston stock, net	(1,159)	2,283
Proceeds from sale of foreclosed real estate	—	61
Purchases of premises and equipment	(589)	(237)
Net cash provided by (used in) investing activities	(9,910)	7,915

(continued)

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Concluded)

(In thousands)

	Years Ended December 31,
	2020	2019
Cash flows from financing activities:
Net increase in non-brokered deposits	90,394	29,634
Net increase (decrease) in brokered deposits	(59,129)	30,278
Net increase in Federal Reserve Bank borrowings	11,431	—
Net increase (decrease) in short-term Federal Home Loan Bank of Boston borrowings	(19,822)	(62,862)
Issuance of long-term Federal Home Loan Bank of Boston advances	40,000	20,000
Repayments of long-term Federal Home Loan Bank of Boston advances	(2,686)	(1,771)
Net increase (decrease) in mortgagors' escrow accounts	286	(77)
Repurchases of common stock	(1,749)	(5,438)
Stock repurchase payable	—	(70)
Net cash provided by financing activities	58,725	9,694

Net change in cash and cash equivalents	5,522	1,134

Cash and cash equivalents at beginning of year	8,252	7,118

Cash and cash equivalents at end of year	$13,774	$8,252

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$5,018	$7,057
Income taxes paid (refunded), net	$4,225	$(266)
Non-cash items:
Donation of land, net	$—	$73
Transfer of held for sale loans to portfolio	$3,262	$—
Transfer of portfolio loans to held for sale	$—	$28,608
Transfer of portfolio loans to foreclosed real estate	$132	$—

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Randolph Bancorp, Inc. (the “Company”) is a bank holding company whose principal subsidiary is Envision Bank (the “Bank”). Envision Bank provides a variety of financial services to individuals and small businesses through its five branch offices in Massachusetts and seven loan production offices and lending centers located throughout Massachusetts and Southern New Hampshire.  The Bank’s primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential and commercial mortgage loans. The Bank is also actively involved in the sale and servicing of residential mortgage loans in the secondary market.

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

General component

The general component of the allowance for loan losses covers loans that are collectively evaluated for impairment and is based on historical loss experience adjusted for qualitative factors stratified by loan segments.   Management uses a rolling average of historical losses based on a trailing 48 month time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is supplemented by the following qualitative factors: changes in the volume and severity of past due loans and adversely classified or graded loans, the volume of nonaccrual loans and trends in charge-offs and recoveries; changes in the nature and volume of the portfolio and in the terms of loans; changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; changes in the experience, ability, and depth of lending management and other relevant staff; changes in international, national, regional and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; changes in the quality of the institution’s review system; the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio; changes in the value of underlying collateral-dependent loans; and the existence of concentrations of credit, and changes in the level of such concentrations.

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

Commercial and Industrial – Loans in this segment are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  A weakened economy, and resultant decreased consumer spending, would have an effect on the credit quality in this segment. During 2020, the Company funded 197 PPP loans totaling $15.4 million. The Company had $10.9 million of Paycheck Protection Program (“PPP”) loans outstanding at December 31, 2020. These loans are fully guaranteed by the SBA and the Company does not reserve for these loans.

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

In certain cases, the Company may have an obligation to repurchase mortgage loans sold to third parties and to refund fees to the purchaser if a payment default or prepayment occurs, in each case within a prescribed time period not exceeding four months after the sale date, or in the case of a violation of its representations and warranties under the provisions of its loan sale agreements. The Company evaluates its obligations under these provisions and recognizes a liability for the fair value of its recourse obligations. At December 31, 2020 and 2019, the Company determined that its obligations in connection with the recourse provisions of its loan sale agreements were insignificant.

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

The Company does not have any uncertain tax positions at December 31, 2020 and 2019 which require accrual or disclosure.  The Company records interest and penalties as part of income tax expense.  No interest or penalties were recorded for the years ended December 31, 2020 and 2019.

Comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss).  Although certain changes in assets and liabilities are reported as a separate component of equity, such items, along with net income (loss), are components of comprehensive income (loss).

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The components of accumulated other comprehensive loss (“AOCI”), included in stockholders’ equity, are as follows:

	December 31,	December 31,
	2020	2019
	(In thousands)
Securities available for sale:
Net unrealized gain (loss)	$1,713	$167
Tax effect	(313)	(313)
Net-of-tax amount	1,400	(146)

Supplemental retirement plan
Unrecognized net actuarial loss	(712)	(652)
Unrecognized net prior service credit	254	311
	(458)	(341)
Tax effect	(47)	(47)
Net-of-tax amount	(505)	(388)

Accumulated other comprehensive income (loss)	$895	$(534)

In 2021, the Company expects to recognize $45,000 in prior service credits and $62,000 in net actuarial losses as components of cost for the supplemental retirement plan.  These amounts are included in accumulated other comprehensive loss at December 31, 2020.  Prior service credits and net actuarial gains and losses are amortized to periodic pension cost over varying periods based on the plan participants to whom they relate.

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

Earnings per share

Basic earnings per share represents income available to common stockholders divided by the weighted average of common shares outstanding during the period. Unvested restricted shares of common stock having dividend rights are treated as “participating securities” and, accordingly, are considered outstanding in computing basic earnings per share. Unallocated ESOP shares are not considered outstanding in computing earnings per share. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued. Stock options represent potential dilutive shares with the number of such shares computed using the treasury stock method.

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

In February 2016, FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting requirements. In May 2020, FASB amended the effective date of the new guidance on leases. Previously, the amendments and related new guidance on leases were effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is still permitted. Due to the Company’s Emerging Growth Company status expiring on December 31, 2021, this pronouncement will be effective for the fiscal period ending December 31, 2021 and for interim reporting periods thereafter. The Company’s assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the time of adoption. The Company is currently assessing the impact of the adoption of this ASU on its consolidated balance sheet.

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

In April 2017, the FASB issued ASU 2017-08 Receivables – Non-refundable Fees and Other Costs, which shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. Currently, GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. This ASU requires that premiums on certain callable debt securities be amortized to the shortest call date. Securities within the scope of this paragraph are those that have explicit, noncontingent call features that are callable at fixed prices and on preset dates. This ASU is effective for emerging growth companies for annual periods beginning after December 15, 2019, including interim periods therein. The impact of adopting this ASU is dependent on the materiality of callable debt securities meeting the specific criteria set forth therein at the time of adoption. The Company adopted the standard January 1, 2020.

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement – Changes to the Disclosure Requirements for Fair Value Measurement, which removes the disclosure requirements for transfers between Levels 1 and 2 of the fair value hierarchy, the policy for timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. This ASU also adds disclosure requirements for the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. This ASU is effective for emerging growth companies for annual periods beginning after December 15, 2019, including interim periods therein. The Company adopted the standard January 1, 2020.

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

2.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2020

U.S. Government-sponsored enterprises	$1,993	$3	$—	$1,996
Corporate	4,300	56	—	4,356
Municipal	595	5	—	600
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	32,538	919	—	33,457
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	8,857	525	—	9,382
U.S. Government-guaranteed	977	24	—	1,001
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	996	52	—	1,048
U.S. Government-guaranteed	3,398	128	—	3,526
Total securities available for sale	$53,654	$1,712	$—	$55,366

December 31, 2019

U.S. Government-sponsored enterprises	$4,000	$13	$(1)	$4,012
Corporate	1,513	15	—	1,528
Municipal	744	9	—	753
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	35,238	458	(286)	35,410
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	8,977	—	(53)	8,924
U.S. Government-guaranteed	1,363	7	—	1,370
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	1,395	23	—	1,418
U.S. Government-guaranteed	4,106	10	(28)	4,088
Total securities available for sale	$57,336	$535	$(368)	$57,503

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2020 are presented below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$503	$507
After 1 year through 5 years	5,315	5,347
After 5 years through 10 years	1,070	1,098
	6,888	6,952

Mortgage-backed securities and collateralized mortgage obligations	46,766	48,414

	$53,654	$55,366

Obligations of U.S. Government-sponsored enterprises consist primarily of securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

At December 31, 2020 and 2019, investment securities having a fair value of $1,958,000 and $2,013,000, respectively, were pledged as collateral for a line of credit with the Federal Reserve Bank of Boston (the “FRB”).

There were no individual holdings of investment securities at December 31, 2020 and 2019, other than holdings of the U.S. Government and its agencies, which exceeded 10% of the Company’s stockholders’ equity as of such dates.

The Company had no securities in a loss position at December 31, 2020. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows at December 31, 2019:

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

At December 31, 2020, no debt securities had unrealized losses. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of its investments.  Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider its investments to be other-than-temporarily impaired at December 31, 2020.

There were no security sales for the year ended December 31, 2020.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

For the year ended December 31, 2019, proceeds from the sale of a security amounted to $534,000 which resulted in a realized gain of $16,000.

3.	LOANS

A summary of the loan portfolio is as follows:

	December 31,
	2020	2019
	(In thousands)
Mortgage loans on real estate:
Residential:
One-to four-family	$235,648	$244,711
Home equity loans and lines of credit	48,166	41,669
Commercial	143,893	125,405
Construction	31,050	35,485
	458,757	447,270

Commercial and industrial	20,259	9,093
Consumer	10,289	15,641

Total loans	489,305	472,004
Allowance for loan losses	(6,784)	(4,280)
Net deferred loan costs and fees, and purchase premiums	1,123	1,407

	$483,644	$469,131

The Company periodically transfers a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2020 and 2019, the Company was servicing loans for participants aggregating $2,410,000 and $5,283,000, respectively. See Note 4 for information relating to the Company’s servicing of residential mortgage loans for others.

The following tables present activity in the allowance for loan losses, by loan category, for the years ended December 31, 2020 and 2019 and allocation of the allowance to each category as of such dates:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
	(In thousands)
Allowance for loan losses
Balance at December 31, 2018	$1,092	$292	$1,648	$765	$265	$375	$4,437
Provision (credit) for loan losses	(21)	(3)	192	(73)	(30)	(65)	—
Loans charged-off	—	—	—	—	—	(192)	(192)
Recoveries	25	—	—	—	—	10	35
Balance at December 31, 2019	1,096	289	1,840	692	235	128	4,280
Provision for loan losses	543	156	1,562	59	179	54	2,553
Loans charged-off	—	(3)	—	—	—	(68)	(71)
Recoveries	7	—	—	—	2	13	22
Balance at December 31, 2020	$1,646	$442	$3,402	$751	$416	$127	$6,784

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial (1)	Consumer	Total
December 31, 2020
Allowance for impaired loans	$133	$—	$—	$—	$—	$—	$133
Allowance for non-impaired loans	1,513	442	3,402	751	416	127	6,651
Total allowance for loan losses	$1,646	$442	$3,402	$751	$416	$127	$6,784
Impaired loans	$3,575	$623	$4,751	$—	$—	$—	$8,949
Non-impaired loans	232,073	47,543	139,142	31,050	20,259	10,289	480,356
Total loans	$235,648	$48,166	$143,893	$31,050	$20,259	$10,289	$489,305
December 31, 2019
Allowance for impaired loans	$116	$—	$—	$—	$—	$—	$116
Allowance for non-impaired loans	980	289	1,840	692	235	128	4,164
Total allowance for loan losses	$1,096	$289	$1,840	$692	$235	$128	$4,280
Impaired loans	$5,640	$407	$46	$—	$—	$—	$6,093
Non-impaired loans	239,071	41,262	125,359	35,485	9,093	15,641	465,911
Total loans	$244,711	$41,669	$125,405	$35,485	$9,093	$15,641	$472,004

(1)	Non-impaired loan balance includes $10.9 million of PPP loans, for which no allowance is provided due to the full guarantee from the SBA.

The following table presents past due and non-accrual loans, by loan category, at December 31, 2020 and 2019:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due (1)	Non-accrual Loans
	(In thousands)
December 31, 2020
Residential one-to four-family	$—	$—	$—	$—	$1,876
Home equity loans and lines of credit	95	—	317	412	584
Commercial real estate	—	—	26	26	4,713
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	38	64	—	102	—

Total	$133	$64	$343	$540	$7,173

December 31, 2019
Residential one-to four-family	$215	$587	$—	$802	$2,922
Home equity loans and lines of credit	188	244	—	432	336
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	76	11	—	87	—

Total	$479	$842	$—	$1,321	$3,258

(1)	Excludes non-accrual loans which are separately presented.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Further information pertaining to impaired loans, which includes both non-accrual loans and troubled debt restructurings, follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
December 31, 2020
Impaired loans without a valuation allowance:
Residential one-to four-family	$2,160	$2,181	$—
Home equity loans and lines of credit	626	623	—
Commercial real estate	4,753	4,751	—
Total	7,539	7,555	—

Impaired loans with a valuation allowance:
Residential one-to four-family	1,382	1,394	133

Total impaired loans	$8,921	$8,949	$133

December 31, 2019
Impaired loans without a valuation allowance:
Residential one-to four-family	$3,322	$3,322	$—
Home equity loans and lines of credit	407	407	—
Commercial real estate	46	46	—
Total	3,775	3,775	—

Impaired loans with a valuation allowance:
Residential one-to four-family	2,318	2,318	116
Total	2,318	2,318	116

Total impaired loans	$6,093	$6,093	$116

Information related to the average balances of impaired loans and the interest income recognized on such loans, follows:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Year Ended December 31, 2020

Residential one-to four-family	$3,550	$399	$159
Home equity loans and lines of credit	588	60	—
Commercial real estate	2,838	8	—

Total	$6,976	$467	$159

Year Ended December 31, 2019
Residential one-to four-family	$5,594	$236	$87
Home equity loans and lines of credit	424	11	10
Commercial real estate	132	4	—
Consumer	35	1	—

Total	$6,185	$252	$97

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

No additional funds are committed to be advanced in connection with impaired loans.

Troubled Debt Restructurings

The Company periodically grants concessions to borrowers experiencing financial difficulties. The Company’s troubled debt restructurings consist primarily of interest rate concessions for periods of three months to thirty years for residential real estate loans and home equity loans, and for periods up to one year for commercial real estate loans. At December 31, 2020, the Company had sixteen residential real estate loans, one home equity loan and one commercial real estate loan aggregating $2,833,000, $42,000 and $40,000, respectively, which were subject to troubled debt restructuring agreements.

 At December 31, 2019, the Company had eighteen residential real estate loans, one consumer loan and one commercial real estate loan aggregating $3,616,000, $44,000 and $46,000, respectively, which were subject to troubled debt restructuring agreements.

As of December 31, 2020 and 2019, $1,749,000 and $3,706,000, respectively, in troubled debt restructurings were performing in accordance with the terms of the modified loan agreements.

For the year ended December 31, 2020 the Company entered into one loan modifications meeting the criteria of a troubled debt restructuring in which a loan term concession was granted to a borrower.  For the year ended December 31, 2019, the Company entered into six loan modification meeting the criteria of a troubled debt restructuring.

Management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each of the troubled debt restructurings.  Any reserve required is recorded as part of the allowance for loan losses.  At December 31, 2020 and 2019 allowances of $133,000 and $116,000, respectively, related to troubled debt restructurings.

During the years ended December 31, 2020 and 2019, there were no troubled debt restructurings that defaulted (over 30 days past due) within twelve months of the restructure date. No additional funds are committed to be advanced on loans being accounted for as troubled debt restructurings.

At December 31, 2020, there were two residential real estate troubled debt restructurings that were granted payment deferral plans. One loan, totaling $298,000, was performing in accordance with its modified terms and is currently in repayment, and one loan, for $196,000 was not performing in accordance with its modified terms and is currently still in payment suspense.

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

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following table presents the Company’s loans by risk rating at December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial
	(In thousands)
Loans rated 1 - 3A	$129,925	$31,050	$19,828	$121,703	$35,485	$8,134
Loans rated 4	9,257	—	431	3,702	—	206
Loans rated 5	4,711	—	—	—	—	753

	$143,893	$31,050	$20,259	$125,405	$35,485	$9,093

Residential mortgages, home equity loans and lines of credit, and consumer loans are monitored for credit quality based primarily on their payment status. When one of these loans becomes more than 90 days delinquent it is assigned an internal loan rating. At December 31, 2020, $1,072,000 in residential mortgages were rated as substandard and $803,000 in residential mortgages and $584,000 in home equity loans and lines of credit were rated as special mention. At December 31, 2019, $2,925,000 was rated as substandard and $1,239,000 in residential mortgages and $336,000 in home equity loans were rated as special mention.
4.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were $1,760,306,000 and $1,049,807,000 at December 31, 2020 and 2019, respectively. In connection with these serviced loans, we maintained $14.2 million and $8.9 million of custodial escrow balances at December 31, 2020 and 2019, respectively.

The following table summarizes the activity in the Company’s MSRs for the indicated periods:

	For the Years Ended December 31,
	2020	2019
Mortgage servicing rights:	(In thousands)
Balance at beginning of year	$9,484	$7,786
Additions through originations	8,432	2,979
Amortization	(2,544)	(1,281)
Balance at end of year	$15,372	$9,484
Valuation allowance:
Balance at beginning of year	$928	$8
Provision (credit)	2,067	920
Balance at end of year	$2,995	$928
Mortgage servicing rights, amortized cost	$12,377	$8,556
Mortgage servicing rights, fair value	$12,490	$8,817

At December 31, 2020 and 2019, the fair value of MSRs was determined using a discount rate of 12% and projected annual prepayment speeds ranging from 19% to 27% for 2020 and 9% to 14% for 2019.

During the years ended December 31, 2020 and 2019, the Company increased the valuation allowance for its MSRs by $2,067,000 and $920,000, respectively. Such adjustments were due to changes in fair value caused by the impact of interest rate movements on actual and expected loan prepayments.

Contractually specified servicing fees for the years ended December 31, 2020 and 2019 amounted to $3,458,000 and $2,585,000, respectively, and are included in mortgage servicing fees, net.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

5.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,		Estimated
	2020	2019	Useful Life
	(In thousands)		(In years)
Land and improvements	$953	$953
Buildings and improvements	3,343	3,305	5 to 50
Leasehold improvements	2,236	2,231	3 to 10
Furniture and equipment	5,558	5,170	3 to 10
Construction-in-progress	145	82
	12,235	11,741
Less accumulated depreciation and amortization	(7,454)	(5,993)
	$4,781	$5,748

Total depreciation and amortization expense for the years ended December 31, 2020 and 2019 amounted to $1,508,000 and $857,000, respectively.

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

In October 2018, the Board of Directors approved a plan to consolidate mortgage banking operations in the Company’s North Attleboro loan operations center (see Note 20 for additional information). As part of this decision, certain mortgage banking employees not directly involved in the loan origination process remained at the Andover location. Based on an analysis of space needs for the remaining employees, the area not currently under sublease was subdivided resulting in approximately half of the total leased space in Andover becoming available for sublease. In connection with these actions, the Company recognized a fair value “cease use” liability of $565,000 based on estimated future cash flows which is included in the restructuring charge recorded in the fourth quarter of 2018. This space remained unoccupied and the Company adjusted the cease use liability at December 31, 2019 on the assumption that this space will continue to be unoccupied through the lease term which ends in March 2023.

In December of 2020, the Board of Directors approved a plan to consolidated mortgage banking operations to its Salem, New Hampshire location. As part of this decision, all mortgage banking employees located in the Andover, Massachusetts location were relocated to Salem or will work remotely. In connection with these actions, the Company recognized a fair value “cease use” liability of $294,000 based on estimated future cash flows for the Andover lease and sublease agreements. The space allocated to the Company remains unoccupied and the Company adjusted the cease use liability on the assumption that this space will continue to be unoccupied through the lease term which ends in March 2023. The Company will continue to collect income on its sublease agreement until that agreement expires in March 2023.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

6.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2020	2019
	(In thousands)
Demand deposits	$96,731	$61,603
NOW accounts	53,530	39,043
Money market deposits	77,393	71,530
Regular and other savings accounts	185,481	126,876
Brokered deposits	10,056	10,167
Total non-certificate accounts	423,191	309,219
Term certificates less than $250,000	60,026	85,425
Term certificates of $250,000 or more	23,418	21,707
Term certificates - brokered	21,672	80,691
Total certificate accounts	105,116	187,823
	$528,307	$497,042

A summary of term certificates, including brokered deposits, by maturity is as follows:

	December 31, 2020		December 31, 2019
		Weighted		Weighted
		Average		Average
Maturing during:	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2020	$—	—%	140,987	1.92%
2021	81,320	0.95	18,840	1.88
2022	20,122	1.46	25,610	2.12
2023	2,269	1.06	1,743	1.28
2024	781	1.15	643	1.32
2025	624	0.64	—	—
	$105,116	1.05%	$187,823	1.94%

7.	BORROWINGS

A summary of borrowings from the FHLBB at December 31, 2020 and 2019 is as follows:

	2020		2019
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Fixed-rate advances maturing:
2020*	$—	—%	$22,476	1.80%
2021*	21,895	1.27	11,927	1.86
2022	10,000	2.20	10,000	2.20
2023	-	-	—	—
2024	-	-		—
2025	30,000	1.35		—
	$61,895	1.46%	$44,403	1.91%

*	Includes amortizing advances which require monthly principal and interest payments.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

There were no overnight advances or advances having a one-month maturity at December 31, 2020. Included in FHLBB borrowings at December 31, 2019 are overnight advances and advances having a one-month maturity of $19.8 million. Selected information for such short-term borrowings for the years presented is as follows (in 000’s):

	2020	2019
Average daily balance	$2,265	$73,551
Maximum outstanding at any month end	16,181	128,283

Advances from the FHLBB are secured by a blanket pledge agreement on the Bank’s qualified collateral, defined principally as 75% of the carrying value of pledged first mortgage loans on owner-occupied residential property and 65% on pledged commercial real estate loans.  Available borrowing capacity at December 31, 2020 was $93.9 million.  At December 31, 2020, the Bank was in compliance with the FHLBB collateral requirements.

The Bank also has a $4,195,000 available line of credit with the FHLBB at an interest rate that adjusts daily.  Borrowings under the line are limited to 2% of the Bank’s total assets.  At December 31, 2020 and 2019, there were no advances outstanding.

The Bank also has a $2,000,000 available line of credit with the FRB and a $7,500,000 available line of credit with a correspondent bank. No advances were outstanding under either of these lines at December 31, 2020 and 2019.

As a participating lender in the PPP, the Company also has access to additional borrowing capacity through the Federal Reserve’s Paycheck Protection Program Lending Facility (the “PPPLF”). Only loans issued through the PPP may be pledged as collateral. At December 31, 2020, the bank had $11.4 million in outstanding advances. $11.2 million of the advances are scheduled to mature in 2022 and the remaining $225,000 are scheduled to mature in 2025. All advances have an interest rate of 0.35%. As loans are forgiven as part of the PPP, the funding received as part of the Federal Reserve’s PPPLF is repaid in full.

8.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows (in thousands):

	Years Ended December 31,
	2020	2019
Current tax expense:
Federal	$789	$—
State	1,393	118
Total current tax expense	2,182	118
Deferred tax expense (benefit):
Federal	4,174	723
State	887	226
	5,061	949
Change in valuation allowance	(1,766)	(949)
Total deferred tax expense (benefit)	3,295	—
Total tax expense	$5,477	$118

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The reasons for the differences between the statutory federal income tax expense (benefit) and the actual tax expense are summarized as follows (in thousands):

	Years Ended December 31,
	2020	2019
Statutory federal tax rate of 21%	$5,341	$745
Increase (decrease) resulting from:
State taxes, net of federal tax effect	1,801	272
Bank-owned life insurance	(38)	(39)
Tax-exempt income	(6)	(9)
Change in valuation allowance	(1,766)	(949)
Other, net	145	98
Total tax expense	$5,477	$118

The Tax Cuts and Jobs Act of 2017 repealed the alternative minimum tax (“AMT”) and also provided that existing AMT credit carryforwards be refunded over a four-year period. During 2019, the Company received a refund of $231,000. At December 31, 2020, a tax receivable of $231,000 for the remaining balance of refundable AMT credits is included in other assets in the accompanying consolidated balance sheets.

The components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Federal	$2,962	$4,809
State	1,286	1,066
	4,248	5,875
Valuation allowance	(531)	(2,297)
	3,717	3,578
Deferred tax liabilities:
Federal	(4,837)	(2,547)
State	(2,175)	(1,031)
	(7,012)	(3,578)
Net deferred tax liability	$(3,295)	$—

The tax effects of items giving rise to deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2020	2019
Employee benefit plans	$785	$714
Allowance for loan losses	2,071	1,203
Funded status of post-retirement benefits	(47)	(47)
Securities available for sale	(313)	(313)
Depreciation and amortization	144	279
Net deferred loan origination costs	(281)	(350)
Mortgage servicing rights	(3,479)	(2,366)
Net operating loss carryforward	-	2,517
Charitable contribution carryforward	531	619
Derivatives	(2,722)	(377)
Stock-based compensation	290	185
Other, net	257	233
	(2,764)	2,297
Valuation allowance on net deferred tax assets	(531)	(2,297)
Net deferred tax liability	$(3,295)	$—

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

From 2014 to June 30, 2020, the Company has maintained a valuation allowance on its net deferred tax asset based on a determination that it was more likely than not that such assets would not be realized. This determination was based on the Company's net operating loss carryforward position, its current period operating results exclusive of non-recurring items and its expectations for the upcoming year. As a result, the 100% valuation allowance for deferred tax assets relating to the net operating loss carryforwards was maintained. Due to the level of income earned during the year ended 2020 and the Company being in a net deferred tax liability position at December 31, 2020, the full amount of the Company’s net operating loss carryforwards was absorbed and the previously held valuation allowance was reversed.  The Company continues to maintain a valuation allowance for its charitable contribution carryforward as management concluded that improvements to operating earnings, while significant, would need to be sustained for an additional period to provide sufficient evidence that realizability of the deferred tax asset was more likely than not to occur.

At December 31, 2020, the Company has a charitable contribution carryforward of $531,000 of which all but $77,000 expires on  December 31, 2021.

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

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities.  The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2016 through 2020.  The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2016 are open.
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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases.  Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of derivative loan commitments was $396,551,000 and $89,925,000 at December 31, 2020 and 2019, respectively.  The fair value of such commitments at December 31, 2020 and 2019 was an asset of $11,821,000 and $1,472,000, respectively, and is included in other assets in the accompanying consolidated balance sheets. During the years ended December 31, 2020 and 2019, the increase in aggregate fair value of $10,349,000 and $845,000, respectively, related to interest rate lock commitments was recognized and included in the net gain on loan origination and sales activities in the accompanying consolidated statements of operations.

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

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

The Company expects that these forward loan sale commitments and TBA securities will experience changes in fair value that serve to substantially offset the change in fair value of derivative loan commitments the degree to which depends on the notional amount of such sale commitments.  The aggregate notional amount of forward loan sale commitments and TBA securities was $390,248,000 and $85,401,000 at December 31, 2020 and 2019, respectively. The fair value of such commitments at December 31, 2020 and 2019 consisted of liabilities of $2,180,000 and $140,000, respectively, included in other liabilities in the consolidated balance sheets and assets of $44,000 and $11,000, respectively, included in other assets in the consolidated balance sheets. During the years ended December 31, 2020 and 2019, net increases (reductions) in the aggregate fair value liability of $2,007,000 and ($124,000), respectively, related to forward loan sale commitments and TBA securities were recognized and included in net gain on loan originations and sales activities in the accompanying consolidated statements of operations.

10.	MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective actions regulations involve qualitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgement by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015. Under BASEL III, community banking institutions must maintain a capital conservation buffer of common equity tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following tables) of total, Tier 1 capital and common equity Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets (all as defined). Management believes, as of December 31, 2020 and 2019, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2020, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual and minimum capital amounts and ratios, exclusive of the capital conservation buffer, are presented in the following table:

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

					Minimum
					To Be Well
			For Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2020
Total capital (to risk weighted assets)	$97,406	15.7%	$49,682	8.0%	$62,102	10.0%
Tier 1 capital (to risk weighted assets)	90,037	14.5	37,261	6.0	49,682	8.0
Common equity Tier 1 capital (to risk weighted assets)	90,037	14.5	27,946	4.5	40,366	6.5
Tier 1 capital (to average assets)	90,037	12.7	28,466	4.0	35,582	5.0
December 31, 2019
Total capital (to risk weighted assets)	76,652	16.7	36,637	8.0	45,796	10.0
Tier 1 capital (to risk weighted assets)	72,372	15.8	27,478	6.0	36,637	8.0
Common equity Tier 1 capital (to risk weighted assets)	72,372	15.8	20,608	4.5	29,768	6.5
Tier 1 capital (to average assets)	72,372	11.3	25,627	4.0	32,033	5.0

11.	POST-RETIREMENT PLANS

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

At December 31, 2020 and 2019, the accrued benefits related to the agreements amounted to $453,000 and $507,000, respectively.  Total expense, included in other non-interest expenses, related to these supplemental agreements amounted to $65,000 and $51,000 for the years ended December 31, 2020 and 2019, respectively.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Supplemental retirement plan

The Company has a master supplemental retirement plan (“Plan”) which covers certain officers and directors of the Company.  In 2020 and 2019, the only active participants in the Plan were certain directors, as the Plan is frozen to new participants.  Information pertaining to activity in the Plan follows:

	Years Ended December 31,
	2020	2019
	(In thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	201	201
Benefits paid	(201)	(201)
Fair value of plan assets at end of year	—	—
Change in benefit obligation:
Benefit obligation at beginning of year	1,506	1,561
Service cost	11	10
Interest cost	36	53
Actuarial (gain) loss	105	83
Benefits paid	(201)	(201)
Benefit obligation at end of year	1,457	1,506
Unfunded status and accrued supplemental pension cost at year end	$(1,457)	$(1,506)
Accumulated benefit obligation at year end	$1,457	$1,506

The assumptions used to determine the benefit obligation are as follows:

	December 31,
	2020	2019
Discount rate	1.25%	2.50%
Annual inflation factor	1.00%	1.00%

Net periodic benefit cost, included in other non-interest expenses, attributable to the Plan for the years ended December 31, 2020 and 2019, consists of the following:

	2020	2019
	(In thousands)
Service cost	$11	$10
Interest cost	36	53
Amortization of net actuarial loss	45	36
Amortization of prior service credit	(57)	(84)
	$35	$15

The following assumptions were used to determine the net periodic benefit cost for the years ended December 31, 2020 and 2019:

	2020	2019
Discount rate	2.50%	3.60%
Annual inflation factor	1.00%	1.00%

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Estimated future benefit payments, which reflect expected future services, as appropriate, are as follows:

Years Ending
December 31,	Amount
(In thousands)
2021	$199
2022	207
2023	358
2024	201
2025	197
2026-2030	239

Endorsement split-dollar life insurance arrangements

The Company is the sole owner of life insurance policies pertaining to certain of the Company’s current and former directors and executives.  The Company has entered into agreements with these directors and executives whereby the Company will pay to the directors’ and executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies.  Expense associated with this post-retirement benefit for the years ended December 31, 2020 and 2019 amounted to $20,000 and $19,000, respectively.  At December 31, 2020 and 2019, the accrued benefits related to the split-dollar arrangements amounted to $472,000 and $451,000, respectively.

401(k) Plan

The Company maintains a 401(k) Plan whereby each employee reaching the age of 21 automatically becomes a participant in the plan.  Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. All employees who have worked for one year or 1,000 hours are eligible for an automatic employer contribution of 3% of employees’ compensation, which requires no vesting period. The Company also matches 50% of the first 2% of an eligible employee’s contributions, allowing for a total employer contribution of 4% of employees’ compensation.  Matching contributions vest over a four year service period.  In addition, a profit-sharing provision allows for an additional discretionary contribution by the Company upon approval of the Board of Directors.  For the years ended December 31, 2020 and 2019, expense attributable to the 401(k) Plan amounted to $852,000 and $753,000, respectively, with no additional discretionary contribution made.

12.	STOCK-BASED COMPENSATION

Under the Randolph Bancorp, Inc. 2017 Stock Option and Incentive Plan (the “2017 Equity Plan”), the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and non-qualified stock options may be granted under the Equity Plan with 586,872 shares reserved for options.  The exercise price of each option equals the market price of the Company’s stock on the date of the grant and the maximum term of each options is 10 years.  The total number of shares reserved for restricted stock is 234,749. Options and awards generally vest ratably over three to five years. In addition, the Company granted 15,000 shares of restricted stock and 44,118 options in 2020 as an inducement for senior executives to accept employment (the “2020 Inducement Plan”). The inducement awards and options vest ratably over five years.  The fair value of shares awarded is based on the market price at the date of grant.

Stock Options

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility incorporates peer group volatility because the Company does not have a sufficient trading history.

•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.

•	Expected dividend yield is based on the Company's history and expectation of dividend payouts.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

The Company made the following grants of options to purchase shares of common stock during the years ended December 31, 2020 and 2019:

	2020	2019
Options granted	333,118	57,252
Vesting period (years)	3 - 5	3 - 5
Expiration period (years)	10	10
Expected volatility	24.94% - 29.87%	26.14% - 29.09%
Expected life (years)	6 - 6.5	6 - 6.5
Expected dividend yield	—	—
Risk free interest rate	0.44%-1.47%	2.37% - 2.61%
Option fair value	$2.69 - $4.87	$2.99 - $5.83

The following table presents the activity and certain other information related to stock option grants under the 2017 Equity Plan and the 2020 Inducement Plan for the year ended December 31, 2020:

Options	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2020	360,207	$14.82	7.01	$—
Granted	333,118	12.15
Forfeited	(14,543)	15.34
Expired	(91,614)	14.67
Balance at December 31, 2020	587,168	$13.32	8.40	$5,132,675
Exercisable at December 31, 2020	139,448	$14.85	6.95	$1,005,646
Unrecognized compensation cost (inclusive of directors' options)	$1,456,227
Weighted average remaining recognition period (years)	2.96

For the years ended December 31, 2020 and 2019, stock-based compensation expense applicable to stock options was $703,000 and $366,000, respectively.

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

The following table presents the activity and certain other information related to restricted stock awards under the Equity Plan for the year ended December 31, 2020:

	Restricted Stock Awards	Weighted Average Grant Price
Restricted stock awards at January 1, 2020	125,861	$14.76
Granted	65,630	10.93
Vested	(60,228)	14.70
Forfeited	(9,251)	14.88
Non-vested stock awards at December 31, 2020	122,012	$12.72
Unrecognized compensation cost	$1,344,170
Weighted average remaining recognition period (years)	3.42

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Total expense for the restricted stock awards was $891,000 and $553,000 for the years ended December 31, 2020 and 2019, respectively.
13.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company maintains an Employee Stock Ownership Plan (“ESOP”), which is a tax-qualified retirement plan providing eligible employees the opportunity to own Company stock. The Company granted a loan to the ESOP for the purchase of 469,498 shares of its common stock at $10.00 per share. The loan is payable annually over 25 years with interest at the prime rate to be reset each January 1st. The interest rate in effect for the years ended December 31, 2020 and 2019 was 4.75% and 5.50%, respectively. The loan is secured by the shares which have not yet been allocated to participants. Loan payments are funded by cash contributions from the Bank. Such contributions are allocated to eligible participants based on their compensation, subject to federal tax limits.

Shares are committed to be released on a monthly basis and allocated as of December 31st of each year. The number of shares to be allocated annually is 18,780 through the year 2040. For the years ended December 31, 2020 and 2019, the Company recognized compensation expense for the ESOP of $256,000 and $283,000, respectively. The fair value of the 375,598 unallocated ESOP shares at December 31, 2020 was $8,286,000.

14.	SHARE REPURCHASE PROGRAM

In September 2017, the Company’s Board of Directors adopted a share repurchase program under which the Company may repurchase up to 10%, or 586,854 shares of its then outstanding common shares. Repurchases under the program may be made in open market or in privately negotiated transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program expired on September 14, 2020, at which time, the Company had repurchased 568,403 shares at a cost of $8,452,000 in connection with this program.

In October 2020, the Company’s Board of Directors adopted a share repurchase program under which the Company may repurchase up to 10%, or 552,000 shares of its then outstanding common shares. Repurchases under the program may be made in open market or in privately negotiated transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program may be suspended or terminated at any time without prior notice and is currently set to expire on October 29, 2021. As of December 31, 2020, the company had repurchased 29,345 shares at a cost of $520,000 in connection with this program.

15.	EARNINGS PER SHARE

Basic earnings per share represents net income divided by the weighted average of common shares outstanding during the period. Unvested restricted shares of common stock having dividend rights are treated as “participating securities” and, accordingly, are considered outstanding in computing basic earnings per share. Unallocated ESOP shares are not considered to be outstanding for purposes of computing earnings per share.

The following table sets forth the calculation of the average number of shares outstanding used to calculate the basic and diluted earnings per share for the periods indicated:

	2020	2019
Average number of common shares outstanding	5,511,524	5,787,385
Less: Average unallocated ESOP shares	(384,963)	(403,768)
Average number of common shares outstanding used to calculate basic earnings per share	5,126,561	5,383,617
Effect of dilutive stock options	36,481	—
Average number of common shares outstanding used to calculate dilutive earnings per share	5,163,042	5,383,617

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

16.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the accompanying consolidated financial statements.

Lease commitments

Pursuant to the terms of non-cancelable lease and sublease agreements in effect at December 31, 2020, future minimum rent commitments are as follows:

Years Ending
December 31,	Leases	Sub-lease	Net
	(In thousands)
2021	$651	(91)	$560
2022	334	(94)	240
2023	145	(16)	129
2024	91	—	91
2025	23	—	23
Thereafter	—	—	—
	$1,244	$(201)	$1,043

The leases contain options to extend for periods of two to ten years.  The cost of unexercised options periods is not included above.  Total rent expense, net of sublease income, for the years ended December 31, 2020 and 2019 amounted to $904,000 and $887,000, respectively.

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

At December 31, 2020 and 2019, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2020	2019
	(In thousands)
Commitments to originate loans	$411,401	$117,086
Unused lines and letters of credit	71,458	52,721
Unadvanced funds on construction loans	9,110	11,029
Overdraft lines of credit	7,969	8,178

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

Employment Arrangement and Change in Control Agreements

The Company has entered into an employment arrangement with its President and Chief Executive Officer that provides for three years of salary continuation in the event his employment is terminated without cause or he resigns for good reason, subject to his providing a release of claims and complying with a non-solicitation and non-disclosure agreement.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The Company has also entered into change in control agreements with five members of senior management which provide that if, within two years of a change of control of the Company or the Bank, the executive is involuntarily terminated other than for cause, disability or death, or voluntarily resigns for good reason, the executive will be entitled to a lump-sum payment equal to two times salary plus bonus. The Company has also entered into change in control agreements with four members of senior management which provide that if, within one year of a change of control of the Company or the Bank, the executive is involuntarily terminated other than for cause, disability or death, or voluntarily resigns for good reason, the executive will be entitled to a lump-sum payment equal to one times salary plus bonus.

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

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.   .

				Total
	Level 1	Level 2	Level 3	Fair Value
December 31, 2020	(In thousands)
Assets:
Securities available for sale	$—	$55,366	$—	$55,366
Portfolio loans (fair value option)		13,780	—	13,780
Loans held for sale (fair value option)	—	119,112	—	119,112
Derivative loan commitments	—	11,821	—	11,821
Forward loan sale commitments	—	44	—	44

Liabilities:
Forward loan sale commitments, including TBAs	—	2,180	—	2,180

December 31, 2019
Assets:
Securities available for sale:
Debt securities	$—	$57,503	$—	$57,503
Portfolio loans (fair value option)	—	9,826	—	9,826
Loans held for sale (fair value option)	—	62,792	—	62,792
Derivative loan commitments	—	1,472	—	1,472
Forward loan sale commitments	—	11	—	11

Liabilities:
Forward loan sale commitments, including TBAs	—	140	—	140

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during 2020 or 2019.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with U.S. generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets and liabilities.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets and liabilities as of December 31, 2020 and 2019.  The gains and losses represent the amounts recorded during 2020 and 2019 on the assets and liabilities held at year-end. There no liabilities recorded at fair value on a non-recurring basis as of December 31, 2020 and 2019.

				Year Ended
	December 31, 2020			December 31, 2020
	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:	(In thousands)
Collateral dependent
impaired loans	$—	$—	$6,318	$—
Mortgage servicing rights	—	12,377	—	(2,067)
Foreclosed real estate	—	—	132	—

	$—	$12,377	$6,450	$(2,067)

				Year Ended
	December 31, 2019			December 31, 2019
	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$2,250	$—
Mortgage servicing rights	—	8,556	—	(920)

	$—	$8,556	$2,250	$(920)

Gains or losses applicable to impaired loans are based on the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in market conditions, less estimated selling costs, and are not recorded directly to current earnings but rather as a component in determining the allowance for loan losses.

The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes loan prepayment assumptions based on current market conditions and applies a discount rate based on indicated rates of return required by market participants.  During the years ended December 31, 2020 and 2019, the valuation allowance increased due to faster actual and projected loan prepayment speeds attributable to the decrease in interest rates on residential mortgage loans during the periods.

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

	December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Securities available for sale	55,366	55,366	—	55,366	—
Loans held for sale	119,112	119,112	—	119,112	—
Loans, net	483,644	490,914	—	—	490,914
Derivative assets	11,865	11,865	—	11,865	—

Financial liabilities:
Deposits	$528,307	$528,786	$—	$528,786	$—
FRB advances	11,431	11,431	—	11,431	—
FHLBB advances	61,895	63,071	—	63,071	—
Derivative liabilities	2,180	2,180	—	2,180	—

	December 31, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Certificates of deposit	$490	$492	$—	$492	$—
Securities available for sale	57,503	57,503	—	57,503	—
Loans held for sale	62,792	62,792	—	62,792	—
Loans, net	469,131	469,416	—	—	469,416
Derivative assets	1,483	1,483	—	1,483	—

Financial liabilities:
Deposits	$497,042	$496,979	$—	$496,979	$—
FHLBB advances	44,403	44,433	—	44,433	—
Derivative liabilities	140	140	—	140	—

18.	SEGMENT INFORMATION

The Company reports its activities in one of two business segments, namely Envision Bank (“EB”) and Envision Mortgage (“EM”). EB operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s five full service branch offices, through the internet, and investing those funds in residential and commercial real estate loans, home equity lines of credit, construction loans, commercial and industrial loans, and consumer loans. EM’s operations primarily consist of the origination and sale of residential mortgage loans and the servicing of loans sold to government-sponsored entities. A portion of the loans originated by EM are held in the loan portfolio of EB.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Segment information as of and for the year ended December 31, 2020, follows:

	For the Year Ended December 31, 2020
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$16,235	$2,632	$18,867
Provision for loan losses	2,553	—	2,553

Net interest income after provision for loan losses	13,682	2,632	16,314

Non-interest income:
Customer service fees	1,180	103	1,283
Gain on loan origination and sale activities, net (1)	—	55,729	55,729
Mortgage servicing fees, net	(381)	(772)	(1,153)
Other	465	580	1,045
Total non-interest income	1,264	55,640	56,904

Non-interest expenses:
Salaries and employee benefits	9,161	24,000	33,161
Occupancy and equipment	1,770	1,775	3,545
Other non-interest expenses	5,228	4,382	9,610
Total non-interest expenses	16,159	30,157	46,316

Income (loss) before income taxes and elimination of inter-segment profit	$(1,213)	$28,115	26,902

Elimination of inter-segment profit			(1,493)
Income before income taxes			25,409

Income tax expense			5,477
Net income			$19,932

Total assets, December 31, 2020	$537,722	$183,350	$721,072

(1) Before elimination of inter-segment profit

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.

2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for HELOC originations. This income for the year ended December 31, 2020 totaled $1,493,000.

3.

Loan servicing fees are charged to EB by EM based on the balance of residential mortgage loans held in portfolio at a rate of 0.14% per annum and amounted to $381,000 for the year ended December 31, 2020.

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

Segment information as of and for the year ended December 31, 2019 follows:

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

Included in other non-interest expenses in 2020 and 2019 are certain items exceeding 1% of the Company’s total interest and non-interest income as follows:

	2020	2019
	(In thousands)
Software amortization, licenses and maintenance	$1,303	$1,017
Card related expenses	429	459
Data communication and telephone	391	418
Directors fees, including stock-based compensation	579	586

20.	GLOBAL PANDEMIC AFFECTING RANDOLPH BANCORP, INC.

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

Credit Quality and Allowance for Loan Losses

The Company increased the allowance for loan losses during 2020 directly related to its estimate, based on available information, of probable incurred losses resulting from the impact of the COVID-19 pandemic. As the Company acquires additional information on overall economic prospects together with further assessments of the impact on individual borrowers, the loss estimated will be revised as needed, and these revisions could be material. The Company’s approach to estimating the impact of this pandemic on credit quality is presented in Note 3 – “Loans and Allowance for Loan Losses.”

Disaster Response Plan Costs

The Company implemented its disaster response plans when the national emergency was declared and a stay-at-home order was issued in the Commonwealth of Massachusetts. To operate in this mode the Company incurred expenses for, among other things, compensation for front-line and quarantined employees, buying equipment for a remote workforce, cleaning of office and branch buildings, and communications with customers regarding the status of the Company’s operations. These plan costs amounted to $229,000 for the year ended December 31, 2020.

Loan Payment Deferral and Paycheck Protection Program

In response to the pandemic’s effect on our customers, the Company implemented a series of measures through the date of this report, including participation in the PPP and granting payment deferrals for residential mortgage, home equity and certain commercial borrowers who were current in their payments. As of December 31, 2020, the Company had a balance of $10.9 million loans as part of the PPP. These loans are included with commercial and industrial loans, are pledged to the PPPLF and have no direct effect on the Company’s capital ratios.

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

The Company has agreed to loan payment deferrals on commercial loans totaling $38.4 million, residential real estate loans in portfolio totaling $18.8 million and residential real estate loans serviced for others totaling $68.5 million as of December 31, 2020.    The commercial loan payment deferrals are concentrated in the hotel and hospitality, restaurant and retail service industries. The qualifying residential real estate and commercial loan borrowers were required to contact the Company to receive loan payment deferrals.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The table below summarizes the status of the bank’s loan deferral activity at December 31, 2020:

	Deferrals	Suspended/	Resumed	Full
	Granted	Reduced Payment	Payment	Payoff
	(In thousands)
December 31, 2020
Real estate loans:
Residential:
One-to-four family	$15,514	$12,974	$2,109	$431
Home equity loans and lines of credit	3,179	626	1,287	1,266
Construction	350	350	-	-
Commercial	34,754	6,544	25,406	2,804
Total real estate loans	53,797	20,494	28,802	4,501

Commercial and industrial	3,645	-	1,635	2,010
Consumer	68	68	-	-
Total	$57,510	$20,562	$30,437	$6,511

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

Accordingly, the table below summarizes the risk rating and for all loans that were granted deferral, and any loans that were listed in nonaccrual status at December 31, 2020:

	Pass Rated /	Special	Sub-	Non-
	Not Rated	Mention	standard	accrual (1)
	(In thousands)
December 31, 2020
Real estate loans:
Residential:
One-to-four family	$14,887	$196	$-	$196
Home equity loans and lines of credit	1,913	-	-	-
Construction	350	-	-
Commercial	19,020	8,748	4,182	4,182
Total real estate loans	36,170	8,944	4,182	4,378

Commercial and industrial	1,204	431	-	-
Consumer	68	-	-	-
Total	$37,442	$9,375	$4,182	$4,378

(1)	Nonaccrual loans are risk rated as either special mention or substandard and are included as a balance in those columns.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

21.	PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

Financial information as of December 31, 2020 and 2019 and for the years then ended pertaining to Randolph Bancorp, Inc. is as follows:

BALANCE SHEETS

	December 31,	December 31,
	2020	2019
Assets
Cash and due from bank	$4,829	$1,445
Investment in Envision Bank	90,959	72,872
ESOP loan	4,042	4,162

Total assets	$99,830	$78,479

Liabilities
Income taxes payable	$8	$—
Due to Envision Bank	3	17
Total liabilities	11	17

Stockholders' Equity
Common stock	54	56
Additional paid-in capital	50,937	51,127
Retained earnings	51,689	31,757
ESOP-Unearned compensation	(3,756)	(3,944)
Accumulated other comprehensive loss, net of tax	895	(534)
Total stockholders' equity	99,819	78,462

Total liabilities and stockholders' equity	$99,830	$78,479

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019
Interest income	$198	$235
Dividend income	5,000	-
Operating expenses	171	194
Income before incomes taxes and equity in undistributed net income of Envision Bank	5,027	41
Applicable income taxes	7	3
Income before equity in undistributed net income of Envision Bank	5,020	38

Equity in undistributed net income of Envision Bank	14,912	3,390
Net income	$19,932	$3,428

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$19,932	$3,428
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of Envision Bank	(14,912)	(3,390)
Dividends received from Envision Bank	(5,000)	—
Change in income taxes payable	8	—
Change in intercompany receivable/payable	(15)	(39)
Net cash provided by (used in) operating activities	13	(1)

Cash flows from investing activities:
Principal payments received on ESOP loan	120	104
Dividends received from Envision Bank	5,000	—
Net cash provided by investing activities	5,120	104

Cash flows from financing activities:
Stock repurchases	(1,749)	(5,438)
Stock repurchase payable	—	(70)
Net cash used in financing activities	(1,749)	(5,508)

Net change in cash and due from bank	3,384	(5,405)

Cash and due from bank at the beginning of year	1,445	6,850

Cash and due from bank at end of year	$4,829	$1,445

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

22.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2020	2019	2020	2019	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Interest and dividend income	$6,053	$6,016	$6,059	$6,454	$5,648	$6,541	$5,828	$6,220
Interest expense	1,628	1,638	1,326	1,965	979	1,968	788	1,827
Net interest and dividend income	4,425	4,378	4,733	4,489	4,669	4,573	5,040	4,393
Provision (credit) for loan losses	724	—	1,068	(144)	546	—	215	144
Customer service fees	306	329	266	362	330	363	381	353
Gain on loan origination and sale activities, net	7,144	2,588	14,370	5,068	18,102	5,782	14,620	5,462
Mortgage servicing fees, net	(1,254)	319	(1,354)	224	1,180	(181)	275	32
Gain on sales/calls of securities and impairment write-down, net	—	—	—	—	—	—	—	16
Increase in cash surrender value of life insurance	45	45	45	48	46	45	45	47
Other	210	132	172	153	216	294	266	182
Total non-interest income	6,451	3,413	13,499	5,855	19,874	6,303	15,587	6,092
Total non-interest expense	10,959	7,878	11,379	8,863	11,051	9,718	12,927	9,491
Provision (benefit) for income taxes	11	(36)	594	119	2,661	14	2,211	21
Net income (loss)	$(818)	$(51)	$5,191	$1,506	$10,285	$1,144	$5,274	$829

Basic earnings (loss) per share	$(0.16)	$(0.01)	$1.02	$0.28	$2.01	$0.21	$1.03	$0.16
Diluted earnings (loss) per share	$(0.16)	$(0.01)	$1.02	$0.28	$2.01	$0.21	$1.01	$0.16
Weighted average common shares (basic)	5,158,294	5,478,544	5,092,490	5,465,205	5,120,367	5,345,786	5,135,069	5,248,021
Weighted average common shares (diluted)	5,158,294	5,478,544	5,092,490	5,465,205	5,120,367	5,345,786	5,244,414	5,248,021