Form 10-Q
period 2021-03-31
Randolph Bancorp, Inc.
filed 2021-05-06
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) f

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, there were 5,305,881 shares of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

(In thousands except for share data)

	March 31,	December 31,
	2021	2020
Assets
Cash and due from banks	$3,453	$4,206
Interest-bearing deposits	51,497	9,568
Total cash and cash equivalents	54,950	13,774

Securities available for sale, at fair value	54,148	55,366
Loans held for sale, at fair value	93,176	119,112
Loans, net of allowance for loan losses of $6,563 in 2021 and $6,784 in 2020	491,983	483,644
Federal Home Loan Bank of Boston stock, at cost	3,576	3,576
Accrued interest receivable	1,501	1,562
Mortgage servicing rights, net	14,744	12,377
Premises and equipment, net	4,709	4,781
Bank-owned life insurance	8,662	8,622
Foreclosed real estate	132	132
Other assets	10,607	18,126
Total assets	$738,188	$721,072

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$118,623	$96,731
Interest bearing	409,410	399,847
Brokered	32,225	31,729
Total deposits	560,258	528,307

Federal Reserve Bank advances	—	11,431
Federal Home Loan Bank of Boston advances	60,024	61,895
Mortgagors' escrow accounts	1,924	2,338
Post-employment benefit obligations	2,235	2,382
Other liabilities	12,888	14,900
Total liabilities	637,329	621,253

Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred stock, no par value; authorized: 1,000,000 shares; issued: none	—	—
Common stock, $.01 par value; authorized: 15,000,000 shares; issued and outstanding: 5,364,240 shares at March 31, 2021 and 5,495,514 shares at December 31, 2020	53	54
Additional paid-in capital	48,613	50,937
Retained earnings	55,801	51,689
ESOP-Unearned compensation	(3,709)	(3,756)
Accumulated other comprehensive income, net of tax	101	895
Total stockholders' equity	100,859	99,819
Total liabilities and stockholders' equity	$738,188	$721,072

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2021	2020
Interest and dividend income:
Loans	$5,508	$5,620
Securities-taxable	240	370
Securities-tax exempt	6	7
Interest-bearing deposits and certificates of deposit	7	56
Total interest and dividend income	5,761	6,053

Interest expense:
Deposits	438	1,425
Federal Reserve Bank and Federal Home Loan Bank of Boston advances	232	203
Total interest expense	670	1,628

Net interest income	5,091	4,425
Provision (credit) for loan losses	(213)	724
Net interest income after provision (credit) for loan losses	5,304	3,701

Non-interest income:
Customer service fees	367	306
Gain on loan origination and sale activities, net	10,993	7,144
Mortgage servicing fees, net	779	(1,254)
Increase in cash surrender value of life insurance	40	45
Other	244	210
Total non-interest income	12,423	6,451

Non-interest expenses:
Salaries and employee benefits	8,437	8,126
Occupancy and equipment	744	698
Data processing	263	196
Professional fees	561	405
Marketing	170	152
FDIC insurance	54	56
Other	1,722	1,326
Total non-interest expenses	11,951	10,959

Income (loss) before income taxes	5,776	(807)

Income tax expense	1,664	11
Net income (loss)	$4,112	$(818)
Earnings (loss) per common share
Basic	$0.81	$(0.16)
Diluted	$0.78	$(0.16)
Weighted average shares outstanding
Basic	5,056,165	5,158,294
Diluted	5,254,907	5,158,294

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$4,112	$(818)

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	(917)	1,564
Related tax effects	119	—
Net-of-tax amount	(798)	1,564

Supplemental retirement plan:
Reclassification adjustments (1):
Actuarial losses	12	9
Prior service credits	(8)	(12)
	4	(3)
Related tax effects	—	—
Net-of-tax amount	4	(3)

Total other comprehensive income (loss)	(794)	1,561

Comprehensive income	$3,318	$743

(1)	Amounts are included in other non-interest expenses in the consolidated statements of operations.

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three months ended March 31, 2021 and 2020

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Equity
	(Dollars in thousands)
Balance at December 31, 2019	5,576,855	$56	$51,127	$31,757	$(3,944)	$(534)	$78,462

Net loss	—	—	—	(818)	—	—	(818)

Other comprehensive income	—	—	—	—	—	1,561	1,561

Stock repurchased	(98,800)	(1)	(1,194)	—	—	—	(1,195)

Restricted stock awards forfeited	(7,251)	—	—	—	—	—	—

Share redemption for tax withholdings
for restricted stock vesting	(4,460)	—	(53)	—	—	—	(53)

Stock-based compensation	—	—	931	—	—	—	931

ESOP shares committed to be released	—	—	21	—	47	—	68
Balance at March 31, 2020	5,466,344	$55	$50,832	$30,939	$(3,897)	$1,027	$78,956

Balance at December 31, 2020	5,495,514	$54	$50,937	$51,689	$(3,756)	$895	$99,819

Net income	—	—	—	4,112	—	—	4,112

Other comprehensive loss	—	—	—	—	—	(794)	(794)

Stock repurchased	(130,295)	(1)	(2,651)	—	—	—	(2,652)

Share redemption for tax withholdings
for restricted stock vesting	(173)	—	(3)	—	—	—	(3)

Stock-based compensation	—	—	283	—	—	—	283

ESOP shares committed to be released	(806)	—	47	—	47	—	94
Balance at March 31, 2021	5,364,240	$53	$48,613	$55,801	$(3,709)	$101	$100,859

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$4,112	$(818)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	(213)	724
Loans originated for sale	(487,808)	(219,471)
Net gain on sales of mortgage loans	(10,993)	(5,825)
Proceeds from sales of mortgage loans	515,419	229,579
Net amortization of securities	95	54
Net change in deferred loan costs and fees, and purchase premiums	339	3
Depreciation and amortization	182	218
Stock-based compensation	283	931
ESOP expense	94	68
Increase in cash surrender value of life insurance	(40)	(45)
Net (increase) decrease in mortgage servicing rights	(2,366)	1,068
Other, net	9,293	(2,908)
Net cash provided by operating activities	28,397	3,578

Cash flows from investing activities:
Securities available for sale:
Purchases	(3,913)	—
Calls/maturities	—	1,000
Principal payments on mortgage-backed securities	4,119	2,548
Loan originations, net of principal repayments	(2,900)	(6,435)
Loan purchases	—	(1,519)
Purchases of Federal Home Loan Bank of Boston stock	—	(456)
Purchases of premises and equipment	(110)	(137)
Net cash used in investing activities	(2,804)	(4,999)

Cash flows from financing activities:
Net increase in non-brokered deposits	31,455	12,884
Net increase (decrease) in brokered deposits	496	(4,907)
Net decrease in Federal Reserve Bank borrowings	(11,431)	—
Net decrease in short-term Federal Home Loan Bank of Boston borrowings	—	(19,822)
Issuance of long-term Federal Home Loan Bank of Boston advances	—	27,432
Repayments of long-term Federal Home Loan Bank of Boston advances	(1,871)	—
Net increase (decrease) in mortgagors' escrow accounts	(414)	22
Repurchases of common stock	(2,652)	(1,195)
Net cash provided by financing activities	15,583	14,414

Net change in cash and cash equivalents	41,176	12,993

Cash and cash equivalents at beginning of period	13,774	8,252

Cash and cash equivalents at end of period	$54,950	$21,245
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$794	$1,728
Income taxes paid	$655	$225
Non-cash item:
Transfer of held for sale loans to portfolio	$5,565	$—
Transfer of portfolio loan to foreclosed real estate	$—	$132
Initial recognition of operating lease at commencement	$1,310	$—

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2021 and 2020

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

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying interim financial statements do not include all information required under GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other interim period.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting requirements. In May 2020, FASB amended the effective date on the new guidance on leases. Previously, the amendments and related new guidance on leases were effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021 for private companies. The new guidance on leases is now effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is still permitted, and the Company has adopted the standard during this interim period. As of March 31, 2021, the Company held right-of-use assets related to operating leases of $1.1 million, and recognized the right-of-use assets in the Company’s Consolidated Balance Sheet in other assets. The corresponding operating lease liability is recognized in the Company’s Consolidated Balance Sheet in other liabilities for $1.1 million.

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

On March 13, 2020, the United States Government declared a national emergency in response to the coronavirus (“COVID-19”) outbreak. The COVID-19 pandemic has caused, among other things, widespread shutdowns of businesses and volatile markets and has severely disrupted normal economic activity in the region the Company serves as well as across the nation.

The following summarizes the more significant financial repercussions of this national emergency for the Company.

Credit Quality and Allowance for Loan Losses

The Company increased the allowance for loan losses during 2020 directly related to its estimate, based on available information, of probable incurred losses resulting from the impact of the COVID-19 pandemic. During the first quarter of 2021, the Company decreased part of the allowance for loan losses, based on available information, due to improving conditions relating to the COVID-19 pandemic. As the Company acquires additional information on overall economic prospects together with further assessments of the impact on individual borrowers, the loss estimated will be revised as needed, and these revisions could be material. The Company’s approach to estimating the impact of this pandemic on credit quality is presented in Note 6 – “Loans and Allowance for Loan Losses.”

Disaster Response Plan Costs

The Company implemented its disaster response plans when the national emergency was declared and a stay at home order was issued in the Commonwealth of Massachusetts. To operate in this mode the Company incurred expenses for, among other things, compensation for front-line and quarantined employees, buying equipment for a remote workforce, cleaning of office and branch buildings, and communications with customers regarding the status of the Company’s operations. These plan costs were immaterial for first quarter of 2021 and 2020, respectively.

Loan Payment Deferral and Paycheck Protection Program

In response to the pandemic’s effect on our customers, the Company implemented a series of measures through the date of this report, including participation in the Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP”) and granting payment deferrals for residential mortgage, home equity and certain commercial borrowers who were current in their payments. The table below summarizes the lending activity and outstanding balances of PPP loans and the associated pledges to the Federal Reserve Bank’s (“FRB”) Paycheck Protection Program Liquidity Facility (“PPPLF”):

		PPP Loan Balance		FRB Advances
	PPP Loans	Outstanding at	Amount Pledged	Outstanding at
	Originated	March 31, 2021	to PPPLF	March 31, 2021 (1)
	(In thousands)
2020 PPP loans	$15,387	$4,557	$15,387	$-
2021 PPP loans	10,160	10,160	-	-
Total Activity	$25,547	$14,717	$15,387	$-

(1)	FRB advances were fully repaid during the first quarter of 2021 and the associated PPP loans are no longer pledged.

The Company has granted short-term loan payment deferrals for residential mortgage, home equity and certain commercial borrowers who were current on their payment and experiencing a hardship due to the COVID-19 pandemic. In accordance with interagency guidance issued in March 2020 and/or the CARES Act enacted in March 2020 and as modified by the Consolidated Appropriations Act, these short-term deferrals are not considered troubled debt restructurings, provided the loan modification is made between March 1, 2020 and as modified by the Consolidated Appropriations Act, the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration and the applicable loan was not more than 30 days past due as of December 31, 2019.

The Company has agreed to loan payment deferrals on commercial loans totaling $38.2 million, residential real estate loans in portfolio totaling $20.4 million and residential real estate loans serviced for others totaling $66.0 million as of March 31, 2021. The commercial loan payment deferrals are concentrated in the hotel and hospitality, restaurant and retail service industries. The qualifying residential real estate and commercial loan borrowers were required to contact the Company to receive the loan deferrals.

The table below summarizes the status of the bank’s loan deferral activity:

		Status of Deferrals Granted
		Currently Outstanding		Paid Off
	Deferrals	Suspended/	Resumed	Full
	Granted (1)	Reduced Payment (2)	Payment (2)	Payoff (3)
	(In thousands)
March 31, 2021
Real estate loans:
Residential:
One- to four-family	$16,793	$4,316	$9,107	$3,370
Home equity loans and lines of credit	3,168	423	1,479	1,266
Construction	350	-	350	-
Commercial	34,616	6,241	24,628	3,747
Total real estate loans	54,927	10,980	35,564	8,383

Commercial and industrial	3,579	-	1,569	2,010
Consumer	68	38	30	-
Total	$58,574	$11,018	$37,163	$10,393

December 31, 2020
Real estate loans:
Residential:
One- to four-family	$15,514	$12,974	$2,109	$431
Home equity loans and lines of credit	3,179	626	1,287	1,266
Construction	350	350	-	-
Commercial	34,754	6,544	25,406	2,804
Total real estate loans	53,797	20,494	28,802	4,501

Commercial and industrial	3,645	-	1,635	2,010
Consumer	68	68	-	-
Total	$57,510	$20,562	$30,437	$6,511
(1)	This column equals the current outstanding balance of loans that received a deferral, plus the balance of loans that were deferred and were paid off in full.
(2)

These two columns are the current balance of all loans that received a deferral. The Suspended/Reduced Payment columns represents loans currently in a deferral period and the Resumed Payment columns represents loans that are no longer in a deferral period and have resumed normal payment.

(3)	This column represents the balance of deferred loans that were paid off in full.

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

Accordingly, the table below summarizes the risk rating and for all loans that were granted deferral and are outstanding, and any loans that were listed in nonaccrual status at the dates indicated:

	Currently Outstanding Deferred Loans by Risk Rating
	Pass Rated /	Special	Sub-	Non-
	Not Rated (1)	Mention (1)	standard (1)	accrual (2)
	(In thousands)
March 31, 2021
Real estate loans:
Residential:
One- to four-family	$13,228	$195	$-	$195
Home equity loans and lines of credit	1,902	-	-	-
Construction	350	-	-	-
Commercial	17,985	7,649	5,235	5,235
Total real estate loans	33,465	7,844	5,235	5,430

Commercial and industrial	1,159	410	-	-
Consumer	68	-	-	-
Total	$34,692	$8,254	$5,235	$5,430

December 31, 2020
Real estate loans:
Residential:
One- to four-family	$14,887	$196	$-	$196
Home equity loans and lines of credit	1,913	-	-	-
Construction	350	-	-	-
Commercial	19,020	8,748	4,182	4,182
Total real estate loans	36,170	8,944	4,182	4,378

Commercial and industrial	1,204	431	-	-
Consumer	68	-	-	-
Total	$37,442	$9,375	$4,182	$4,378
(1)

These three columns indicate the risk rating and subsequent outstanding balance of loans that have received a deferral. The Pass Rated/Not Rated, Special Mention and Substandard columns reconcile to the Suspended Payment/Reduced Payment and Resumed Payment columns in the preceding table.

(2)	Nonaccrual loans are risk rated as either special mention or substandard loans and are included as a balance in those columns.

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities are reported as a separate component of stockholders’ equity, such items, along with net income (loss), are components of comprehensive income (loss).

The components of accumulated other comprehensive income (loss), included in total stockholders’ equity, are as follows:

	March 31,	December 31,
	2021	2020
	(In thousands)
Securities available for sale:
Net unrealized gain	$795	$1,713
Tax effect	(193)	(313)
Net-of-tax amount	602	1,400

Supplemental retirement plan
Unrecognized net actuarial loss	(700)	(712)
Unrecognized net prior service credit	246	254
	(454)	(458)
Tax effect	(47)	(47)
Net-of-tax amount	(501)	(505)

Accumulated other comprehensive income (loss)	$101	$895

5.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2021

Debt securities:
U.S. Treasury	$3,913	$—	$(90)	$3,823
U.S. Government-sponsored enterprises	1,993	—	(2)	1,991
Corporate	4,286	15	(5)	4,296
Municipal	595	3	—	598
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	29,023	623	(220)	29,426
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	8,825	361	—	9,186
U.S. Government-guaranteed	559	9	—	568
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	944	41	—	985
U.S. Government-guaranteed	3,215	60	—	3,275
Total securities available for sale	$53,353	$1,112	$(317)	$54,148

December 31, 2020

Debt securities:
U.S. Government-sponsored enterprises	$1,993	$3	$—	$1,996
Corporate	4,300	56	—	4,356
Municipal	595	5	—	600
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	32,538	919	—	33,457
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	8,857	525	—	9,382
U.S. Government-guaranteed	977	24	—	1,001
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	996	52	—	1,048
U.S. Government-guaranteed	3,398	128	—	3,526
Total securities available for sale	$53,654	$1,712	$—	$55,366

There were no sales of securities during the three months ended March 31, 2021 and 2020.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2021 are presented below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$1,001	$1,011
After 1 year through 5 years	4,804	4,811
After 5 years through 10 years	4,982	4,886
	10,787	10,708

Mortgage-backed securities	42,566	43,440

	$53,353	$54,148

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
March 31, 2021	(In thousands)
Debt securities:
U.S. Treasury	$(90)	$3,823	$—	$—
U.S. Government-sponsored enterprises	(2)	1,992	—	—
Corporate	(5)	1,801	—	—
Residential mortgage-backed securities
U.S. Government-sponsored enterprises	(220)	10,356	—	—
Total debt securities	$(317)	$17,972	$—	$—

There were no securities in a loss position at December 31, 2020. At March 31, 2021, eleven debt securities had unrealized losses with aggregate depreciation of 1.73% from the Company’s amortized cost basis. The unrealized losses at March 31, 2021 were due to interest rate increases since the date on which they were purchased. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at March 31, 2021.

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio is as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Real estate loans:
Residential:
One- to four-family	$239,190	$235,648
Home equity loans and lines of credit	49,073	48,166
Commercial	146,930	143,893
Construction	29,975	31,050
	465,168	458,757

Commercial and industrial	23,869	20,259
Consumer	8,724	10,289

Total loans	497,761	489,305
Allowance for loan losses	(6,563)	(6,784)
Net deferred loan costs and fees, and purchase premiums	785	1,123

	$491,983	$483,644

The following tables present activity in the allowance for loan losses by loan category for the three months ended March 31, 2021 and 2020, and allocation of the allowance to each category as of March 31, 2021 and December 31, 2020:

	Residential 1-4 Family	Second Mortgages and HELOC	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2021

Allowance at December 31, 2020	$1,646	$442	$3,402	$751	$416	$127	$6,784
Provision (credit) for loan losses	(126)	(17)	(12)	(31)	(15)	(12)	(213)
Loans charged-off	—	—	—	—	—	(10)	(10)
Recoveries	2	—	—	—	—	—	2

Balance at March 31, 2021	$1,522	$425	$3,390	$720	$401	$105	$6,563

Three Months Ended March 31, 2020

Allowance at December 31, 2019	$1,096	$289	$1,840	$692	$235	$128	$4,280
Provision for loan losses	123	54	401	80	45	21	724
Loans charged-off	—	—	—	—	—	(16)	(16)
Recoveries	4	—	—	—	—	4	8

Balance at March 31, 2020	$1,223	$343	$2,241	$772	$280	$137	$4,996

Additional information pertaining to the allowance for loan losses at March 31, 2021 and December 31, 2020 is as follows:

	Residential 1-4 Family	Second Mortgages and HELOC	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
March 31, 2021	(In thousands)
Allowance for impaired loans	$132	$—	$17	$—	$—	$—	$149
Allowance for non-impaired loans	1,390	425	3,373	720	401	105	6,414

Total allowance for loan losses	$1,522	$425	$3,390	$720	$401	$105	$6,563

Impaired loans	$3,845	$423	$5,779	$—	$—	$—	$10,047
Non-impaired loans	235,345	48,650	141,151	29,975	23,869	8,724	487,714

Total loans	$239,190	$49,073	$146,930	$29,975	$23,869	$8,724	$497,761

December 31, 2020

Allowance for impaired loans	$133	$—	$—	$—	$—	$—	$133
Allowance for non-impaired loans	1,513	442	3,402	751	416	127	6,651

Total allowance for loan losses	$1,646	$442	$3,402	$751	$416	$127	$6,784

Impaired loans	$3,575	$623	$4,751	$—	$—	$—	$8,949
Non-impaired loans	232,073	47,543	139,142	31,050	20,259	10,289	480,356

Total loans	$235,648	$48,166	$143,893	$31,050	$20,259	$10,289	$489,305

As described in Note 3 – “Global Pandemic Affecting Randolph Bancorp, Inc.” the COVID-19 pandemic has affected the Company’s operations starting in the first quarter of 2020.  This pandemic has severely disrupted normal economic activity in the communities the Company serves along with the rest of the nation. It is impossible to know the full extent of the impact of the COVID-19 pandemic and the continued effects it may have on the Company’s operations.

Management has determined a separate qualitative element of the allowance to represent the estimate of probable incurred losses associated with the impact of the pandemic events on the Company’s loan portfolios.  This estimate is judgmental and subject to changes as conditions evolve. This qualitative element of the allowance was determined based on the impact the pandemic has had on employment levels, economic activity in the Company’s geographic regions, and the time it could take for the affected regions to return to a more normalized operating environment.

The following is a summary of past due and non-accrual loans at March 31, 2021 and December 31, 2020:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual Loans
	(In thousands)
March 31, 2021
Residential one- to four-family	$728	$—	$668	$1,396	$2,158
Home equity loans and lines of credit	—	—	—	—	383
Commercial real estate	—	—	—	—	5,768
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	10	4	—	14	—
Total	$738	$4	$668	$1,410	$8,309

December 31, 2020
Residential one-to-four family	$-	$—	$—	$—	$1,876
Home equity loans and lines of credit	95	—	317	412	584
Commercial real estate	—	—	26	26	4,713
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	38	64	—	102	—
Total	$133	$64	$343	$540	$7,173

The following is a summary of impaired loans at March 31, 2021 and December 31, 2020:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
March 31, 2021
Impaired loans without a valuation allowance:
Residential one- to four-family	$2,276	$2,296
Home equity loans and lines of credit	425	423
Commercial real estate	5,768	5,762
Total	8,469	8,481

Impaired loans with a valuation allowance:
Residential one- to four-family	1,536	1,549	$132
Commercial real estate	17	17	$17
	1,553	1,566	149
Total impaired loans	$10,022	$10,047	$149

December 31, 2020
Impaired loans without a valuation allowance:
Residential one- to four-family	$2,160	$2,181
Home equity loans and lines of credit	626	623
Commercial real estate	4,753	4,751
Total	7,539	7,555

Impaired loans with a valuation allowance:
Residential one- to four-family	1,382	1,394	$133
Total	1,382	1,394	133
Total impaired loans	$8,921	$8,949	$133

Additional information pertaining to impaired loans follows:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Three Months Ended March 31, 2021

Residential one- to four-family	$3,755	$18	$39
Home equity loans and lines of credit	424	—	—
Commercial real estate	5,780	—	—
Total	$9,959	$18	$39

Three Months Ended March 31, 2020
Residential one- to four-family	$5,336	$58	$29
Home equity loans and lines of credit	405	1	—
Total	$5,741	$59	$29

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

	Number of Contracts	TDRs Listed as Accrual	Number of Contracts	TDRs Listed as Non-accrual	Number of Contracts	Total TDRs
	(In thousands)
March 31, 2021
Residential one- to four-family	12	$1,654	4	$1,157	16	$2,811
Home equity loans and lines of credit	1	42	-	—	1	42
Commercial real estate	1	17	-	—	1	17
Total	14	$1,713	4	$1,157	18	$2,870

December 31, 2020
Residential one- to four-family	$12	$1,666	$4	$1,167	16	$2,833
Home equity loans and lines of credit	1	42	-	—	1	42
Commercial real estate	1	40	-	—	1	40
Total	14	1,748	4	$1,167	18	$2,915

For the three months ended March 31, 2021 and 2020, respectively, the Company did not enter into any loan modifications meeting the criteria of a troubled debt restructuring.

Management performs a discounted cash flow calculation to determine the amount of valuation reserve required on each of the troubled debt restructurings. Any reserve required is recorded as part of the allowance for loan losses. During the three months ended March 31, 2021 and 2020, there were no material changes to the allowance for loan losses as a result of loan modifications made which were considered a troubled debt restructuring.

During the three months ended March 31, 2021 and 2020, there were no troubled debt restructurings that defaulted (over 30 days past due) within twelve months of the restructure date.

At March 31, 2021 there were two residential real estate troubled debt restructurings that were granted payment deferral plans. One loan, totaling $297,000, was performing in accordance with its modified terms, and one loan, for $196,000 was not performing in accordance with its modified terms and is currently still in payment suspense.

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

The following table presents the Company’s loans by risk rating at the dates indicated:

	Residential 1-4 Family	Second Mortgages and HELOC	Commercial Real Estate	Construction	Commercial and Industrial	Consumer
	(In thousands)
March 31, 2021
Not Rated	$237,032	$48,690	$—	$—	$—	$8,724
Loans rated 1 - 3B (Pass rated)	—	—	133,014	29,975	23,459	—
Loans rated 4	1,094	383	8,154	—	410	—
Loans rated 5	1,064	—	5,762	—	—	—
	$239,190	$49,073	$146,930	$29,975	$23,869	$8,724

December 31, 2020
Not Rated	$233,773	$47,582	$—	$—	$—	$10,289
Loans rated 1 - 3B (Pass rated)	—	—	129,925	31,050	19,828	—
Loans rated 4	803	584	9,257	—	431	—
Loans rated 5	1,072	—	4,711	—	—	—
	$235,648	$48,166	$143,893	$31,050	$20,259	$10,289

7.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying unaudited consolidated balance sheets. The unpaid principal balances of residential mortgage loans serviced for others were $1.94 billion and $1.76 billion at March 31, 2021 and December 31, 2020, respectively. In connection with these serviced loans, we maintained $17.0 million and $14.2 million of custodial escrow balances at March 31, 2021 and December 31, 2020, respectively.

The following table summarizes the activity relating to mortgage servicing rights (“MSRs”) for the three months ended March 31, 2021 and 2020 (in thousands):

	March 31, 2021	March 31, 2020

Mortgage servicing rights:
Balance at beginning of year	$15,372	$9,484
Additions through originations	2,786	877
Amortization	(840)	(383)
Balance at end of period	$17,318	$9,978

Valuation allowance:
Balance at beginning of year	$2,995	$928
Provision (recovery)	(421)	1,562
Balance at end of period	$2,574	$2,490
Amortized cost, net	$14,744	$7,488
Fair value	$15,362	$7,515

During the three months ended March 31, 2021 the Company decreased the valuation allowance for its MSRs by $421,000. During the three months ended March 31, 2020, the Company increased the valuation allowance for its MSRs by $1,562,000. Such adjustments to the valuation allowance were due primarily to changes in fair value caused by the impact of changes in interest rates on expected loan prepayments.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of derivative loan commitments was $239,509,000 and $396,551,000 at March 31, 2021 and December 31, 2020, respectively. The fair value of such commitments at March 31, 2021 and December 31, 2020 was $2,202,000 and $11,821,000, respectively, and is included in other assets in the consolidated balance sheets.

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

The Company expects that these forward loan sale commitments and TBA securities will experience changes in fair value that serve to offset the change in fair value of loans held for sale and derivative loan commitments, the degree to which depends on the notional amount of such sale commitments.  The notional amount of forward loan sale commitments and TBA securities was $237,778,000 and $390,248,000 at March 31, 2021 and December 31, 2020, respectively. The fair value of such commitments consisted of liabilities of $0 and $2,180,000 at March 31, 2021 and December 31, 2020, respectively, included in other liabilities in the consolidated balance sheets and assets of $3,619,000 and $44,000 at March 31, 2021 and December 31, 2020, respectively, and are included in other assets in the consolidated balance sheets.

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

Shares are committed to be released on a monthly basis and allocated as of December 31 of each year. The number of shares to be allocated annually is 18,780 through the year 2040. For the three months ended March 31, 2021 and 2020, the Company recognized compensation expense for the ESOP of $94,000 and $68,000, respectively. The fair value of the 370,967 unallocated ESOP shares at March 31, 2021 was $7,419,000.

10.	SHARE REPURCHASE PROGRAM

In October 2020, the Company’s Board of Directors adopted a share repurchase program under which the Company may repurchase up to 10%, or 552,000 shares, of its then outstanding common shares. Repurchases under the program may be made in open market or in privately negotiated transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program may be suspended or terminated at any time without prior notice and is currently set to expire on October 29, 2021. As of March 31, 2021, the Company had repurchased 159,640 shares at a cost of $3,156,000 in connection with this program.

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

The following table sets forth the calculation of the average number of shares outstanding used to calculate the basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Average number of common shares outstanding	5,429,422	5,550,324
Less: Average unallocated ESOP shares	(373,257)	(392,030)
Average number of common shares outstanding used to calculate basic earnings per share	5,056,165	5,158,294
Effect of dilutive stock options	198,742	—
Average number of common shares outstanding used to calculate dilutive earnings per share	5,254,907	5,158,294

12.	STOCK-BASED COMPENSATION

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

During the three months ended March 31, 2021 and 2020, the Company made the following grants of options to purchase shares of common stock and used the following assumptions in measuring the fair value of such grants:

	2021	2020
Options granted	40,491	79,000
Vesting period (years)	5	5
Expiration period (years)	10	10
Expected volatility	30.98%	24.94%
Expected life (years)	6.2	6.0
Expected dividend yield	—	—
Risk free interest rate	0.64%	1.47%
Option fair value	$6.20	$5.74

A summary of stock option activity for the three months ended March 31, 2021 is presented in the table below:

Options	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2021	587,168	$13.32	8.40	$—
Granted	40,491	20.06
Balance at March 31, 2021	627,659	$13.75	8.27	$3,923,110
Exercisable at March 31, 2021	177,788	$15.01	7.07	$887,395
Unrecognized compensation cost (inclusive of directors' options)	$1,565,435
Weighted average remaining recognition period (years)	2.85

For the three months ended March 31, 2021 and 2020 stock-based compensation expense applicable to stock options was $142,000 and $309,000, respectively. Included in expense for the period ended March 31, 2020 is $233,000 attributable to accelerated vesting of options upon the retirement of two executive officers.

Restricted Stock

Shares issued may be either authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will become available for reissuance under the Equity Plan. The fair market value of shares awarded, based on the market price at the date of grant, is amortized over the applicable vesting period. Restricted stock awarded to date has been at no cost to the awardee. The following table presents the activity in restricted stock awards under the Equity Plan for the three months ended March 31, 2021:

	Restricted Stock Awards	Weighted Average Grant Price
Restricted stock awards at January 1, 2021	122,012	$12.72
Granted	—	—
Vested	(2,500)	15.00
Forfeited	—	—
Restricted stock awards at March 31, 2021	119,512	$12.67
Unrecognized compensation cost	$1,219,423
Weighted average remaining recognition period (years)	3.18

For the three months ended March 31, 2021 and 2020 stock-based compensation expense applicable to restricted stock was $125,000 and $622,000, respectively. Included in expense for the period ended March 31, 2020 is $450,000 attributable to accelerated vesting of restricted stock awards upon the retirement of two executive officers.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Securities – All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.  The securities measured at fair value in Level 1 (none at March 31, 2021 and December 31, 2020) are based on quoted market prices in an active exchange market. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

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

Assets and liabilities recorded at fair value on a recurring basis

Assets and liabilities recorded at fair value on a recurring basis are summarized below.

				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
March 31, 2021
Assets:
Securities available for sale	$—	$54,148	$—	$54,148
Portfolio loans (fair value option)	—	17,215	—	17,215
Loans held for sale (fair value option)	—	93,176	—	93,176
Derivative loan commitments	—	2,202	—	2,202
Forward loan sale commitments, including TBAs	—	3,619	—	3,619

Liabilities:
Forward loan sale commitments, including TBAs	—	—	—	—

December 31, 2020
Assets:
Securities available for sale	$—	$55,366	$—	$55,366
Portfolio loans (fair value option)	—	13,780	—	13,780
Loans held for sale (fair value option)	—	119,112	—	119,112
Derivative loan commitments	—	11,821	—	11,821
Forward loan sale commitments	—	44	—	44

Liabilities:
Forward loan sale commitments, including TBAs	—	2,180	—	2,180

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three months ended March 31, 2021 and 2020.

Assets recorded at fair value on a non-recurring basis

The Company may also be required, from time to time, to record certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets as of March 31, 2021 and December 31, 2020.

				Period Ended
	March 31, 2021			March 31, 2021
	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$7,462	$—
Mortgage servicing rights	—	14,744	—	421
Foreclosed real estate	—	—	132	—
	$—	$14,744	$7,594	$421

	December 31, 2020
	Level 1	Level 2	Level 3
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$6,318
Mortgage servicing rights	—	12,377	—
Foreclosed real estate	—	—	132
	$—	$12,377	$6,450

The Company recorded a decrease in the valuation allowance for its MSRs of $421,000 during the three months ended March 31, 2021. The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of MSRs. The model uses loan prepayment assumptions based on current market conditions and applies a discount rate based on indicated rates of return required by market participants. The decrease in the valuation allowance during the three months ended March 31, 2021 was caused by slower loan prepayment speeds attributable to the increase in interest rates on residential mortgage loans during the period.

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

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2021 and December 31, 2020.

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

	March 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Securities available for sale	54,148	54,148	—	54,148	—
Loans held for sale	93,176	93,176	—	93,176	—
Loans, net	491,983	498,850	—	—	498,850
Derivative assets	5,821	5,821	—	5,821	—

Financial liabilities:
Deposits	$560,258	$560,498	$—	$560,498	$—
FHLBB advances	60,024	60,702	—	60,702	—
Derivative liabilities	—	—	—	—	—

	December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Securities available for sale	55,366	55,366	—	55,366	—
Loans held for sale	119,112	119,112	—	119,112	—
Loans, net	483,644	490,914	—	—	490,914
Derivative assets	11,865	11,865	—	11,865	—

Financial liabilities:
Deposits	$528,307	528,786	$—	$528,786	$—
FRB advances	11,431	11,431	—	11,431	—
FHLBB advances	61,895	63,071		63,071
Derivative liabilities	2,180	2,180	—	2,180	—

14.	COMMITMENTS AND CONTINGENCIES

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

The following financial instruments were outstanding, at the dates indicated, whose contract amounts represent credit risk:

	March 31, 2021	December 31, 2020
	(In thousands)
Commitments to originate loans	$251,697	$411,401
Unused lines and letters of credit	75,681	71,458
Unadvanced funds on construction loans	12,343	9,110
Overdraft lines of credit	7,910	7,969

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

Segment information as of and for the three months ended March 31, 2021 follows:

	For the Three Months Ended March 31, 2021
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$4,201	$890	$5,091
Provision (credit) for loan losses	(213)	—	(213)

Net interest income after provision (credit) for loan losses	4,414	890	5,304

Non-interest income:
Customer service fees	340	27	367
Gain on loan origination and sale activities, net (1)	—	11,674	11,674
Mortgage servicing fees, net	(94)	873	779
Other	151	133	284
Total non-interest income	397	12,707	13,104

Non-interest expenses:
Salaries and employee benefits	1,802	6,635	8,437
Occupancy and equipment	443	301	744
Other non-interest expenses	1,087	1,683	2,770
Total non-interest expenses	3,332	8,619	11,951

Income before income taxes and elimination of inter-segment profit	$1,479	$4,978	6,457

Elimination of inter-segment profit			(681)
Income before income taxes			5,776

Income tax expense			1,664
Net income			$4,112

Total assets, March 31, 2021	$581,954	$156,234	$738,188
(1)	Before elimination of inter-segment profit.

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.
2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for home equity line of credit (“HELOC”) originations. This income for the three months ended March 31, 2021 totaled $681,000.

3.

Loan servicing fees are charged to EB by EM based on the number of residential mortgage loans held in portfolio at a rate of 0.14% per annum and amounted to $94,000 for the three months ended March 31, 2021.

4.

Certain cost centers provide services to both business segments. The cost centers include Finance, Marketing, IT and Administration. Costs which are common to both business segments are referred to as “indirect costs” and are allocated using relevant benchmarks, e.g. headcount, number of accounts, etc.

Segment information as of and for the three and three months ended March 31, 2020 follows:

	For the Three Months Ended March 31, 2020
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$3,994	$431	$4,425
Provision for loan losses	724	—	724

Net interest income after provision for loan losses	3,270	431	3,701

Non-interest income:
Customer service fees	273	33	306
Gain on loan origination and sale activities, net (1)	—	7,472	7,472
Mortgage servicing fees, net	(87)	(1,167)	(1,254)
Other	140	115	255
Total non-interest income	326	6,453	6,779

Non-interest expenses:
Salaries and employee benefits	3,098	5,028	8,126
Occupancy and equipment	404	294	698
Other non-interest expenses	1,146	989	2,135
Total non-interest expenses	4,648	6,311	10,959

Income (loss) before income taxes and elimination of inter-segment profit	$(1,052)	$573	(479)

Elimination of inter-segment profit			(328)
Loss before income taxes			(807)

Income tax benefit			11
Net loss			$(818)

Total assets, March 31, 2020	$543,586	$109,300	$652,886

(1)	Before elimination of inter-segment profit.
(2)

Salaries and benefits include the severance and vested stock acceleration costs related to the retirement of the Chief Executive Officer and Chief Financial Officer of the Bank. The cost of this event was $1.38 million, of which $1.03 million was allocated to the Bank segment and the remainder, $344,000, was allocated to the mortgage segment.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help investors understand the financial performance of Randolph Bancorp, Inc. and its subsidiary, Envision Bank, through a discussion of the factors affecting its financial condition at March 31, 2021 and December 31, 2020, and its results of operations for the three month periods ended March 31, 2021 and 2020. This section should be read in conjunction with the unaudited consolidated financial statements of Randolph Bancorp, Inc. and notes thereto that appear elsewhere in this Quarterly Report. For the purpose of this Quarterly Report, the terms the “Company” “we,” “our,” and “us” refer to Randolph Bancorp, Inc. and its subsidiary unless the context indicates another meaning.

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; changes in general business and economic conditions on a national basis and in the local markets in which we operate; changes in customer behavior due to changing business and economic conditions or legislative or regulatory initiatives leading to changes in demand for loans in our market area; continued turbulence in the capital and debt markets; changes in interest rates; increases in loan defaults and charge-off rates; decreases in the value of securities and other assets; decreases in deposit levels necessitating increased borrowing to fund loans and investments; competitive pressures from other financial institutions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation; reputational risk relating to our participation in the Small Business Administration’s (“SBA’s”) Paycheck Protection Program (“PPP”) and other pandemic-related legislative and regulatory initiatives and programs; risks that goodwill and intangibles recorded in our financial statements will become impaired; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; risks related to the implementation of acquisitions, dispositions, and restructurings, including the risk that acquisitions may not produce results at levels or within time frames originally anticipated; the risk that we may not be successful in the implementation of our business strategy; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in our Annual Report on Form 10-K and updated in this Quarterly Report on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Regulatory Developments

The CARES Act

On March 27, 2020, Congress passed, and the President signed, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic effects of the COVID-19 pandemic.

•

Paycheck Protection Program. The CARES Act appropriated $349 billion for “paycheck protection loans” through the PPP. The amount appropriated was subsequently increased to $659 billion. Additionally, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act was enacted on December 27, 2020, providing for a second round of PPP loans (“PPP-2”). The Bank has participated in both the PPP and PPP-2. As of March 31, 2021, the Bank had originated 350 PPP loans totaling approximately $25.5 million. On May 5, 2021, the SBA stopped accepting PPP loan applications from most lenders, including the Company, because PPP funding has been exhausted. PPP loans that meet SBA requirements may be forgiven in certain circumstances, are fully guaranteed by the U.S. government, have an initial term of up to five years, and earn interest at rate of 1%. We currently expect a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of March 31, 2021, there was $1.2 million in origination fees associated with the PPP loans. The average authorized loan size is $73,000 and the aggregate number of jobs positively impacted is approximately 2,673. In conjunction with the PPP, the Federal Reserve Bank (“FRB”) has created a lending facility for qualified financial institutions, the Paycheck Protection Program Liquidity Facility (“PPPLF”). The PPPLF will extend credit to depository institutions with a term equal to the term of the pledged collateral at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility.

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

Overview

Our results of operations depend primarily on net interest income and net gains on loan origination and sale activities. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. Our interest-earning assets consist primarily of residential mortgage loans (including loans held for sale), commercial real estate loans, commercial and industrial loans, home equity loans and lines of credit, construction loans, consumer loans and investment securities. Interest-bearing liabilities consist primarily of deposit accounts (including brokered deposits) and borrowings from the Federal Home Loan Bank of Boston (“FHLBB”) and the FRB. Net gains on loan origination and sale activities result from the origination and sale of such loans to investors including Fannie Mae, Freddie Mac and other financial institutions. The amount of these gains is dependent on the volume of our loan originations, profit margins earned upon sale and the prevailing fair value of mortgage servicing rights (“MSRs”).

Critical Accounting Policies

Certain of our accounting policies are important to the presentation of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our significant accounting policies are discussed in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission.

The Tax Cuts and Jobs Act of 2017 contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company”, we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our unaudited consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Total Assets. Total assets increased $17.1 million to $738.2 million at March 31, 2021 from $721.1 million at December 31, 2020, primarily as a result of an increase in cash and cash equivalents of $41.2 million, which reflects strong deposit growth and the sale of mortgage loans in the secondary market from our production pipeline near quarter end. In addition, net loans increased $8.3 million, with increases mainly in residential and commercial real estate loans, partially offset by decreases in consumer and construction loans. Loans held for sale declined by $25.9 million to $93.2 million at March 31, 2021 from $119.1 million at December 31, 2020, principally because of high loan sale volumes in the three months ended March 31, 2021.

Loans Held for Sale. We are actively involved in the secondary mortgage market and sell most of our residential first mortgage loan production to investors. At March 31, 2021, loans held for sale totaled $93.2 million compared to $119.1 million at December 31, 2020, and proceeds from sales of mortgage loans totaled $515.4 million in the three months ended March 31, 2021. Low mortgage rates available during the trailing six months favorably impacted loan refinancing activity, which comprised 80% of residential mortgage loan originations in the first quarter of 2021 compared to 65% in the first quarter of 2020.

Net Loans. Net loans increased $8.3 million to $492.0 million at March 31, 2021 from $483.6 million at December 31, 2020, primarily as a result of increases in residential and commercial real estate loans, where we have focused our originations in the first quarter of 2021, partially offset by decreases in consumer and construction loans, where loan repayments have not been offset by increased loan originations or purchases.

Investment Securities. Investment securities, all of which are classified as available for sale, decreased $1.2 million to $54.1 million at March 31, 2021 from $55.4 million at December 31, 2020, primarily due to principal payments on mortgage-backed securities and a decline in the fair value of securities attributable to an increase in longer-term interest rates, partially offset by purchases of U.S. Treasury securities in first quarter of 2021. At March 31, 2021, investments, a primary source of liquidity, represented 7.3% of total assets.

Mortgage Servicing Rights. MSRs increased $2.4 million to $14.7 million at March 31, 2021 from $12.4 million at December 31, 2020. The principal reasons for the increase were the origination of new MSRs and the recognition of a valuation adjustment of $421,000, given expectations of lower mortgage loan prepayments in the rising interest rate environment. At March 31, 2021, the Company serviced $1.94 billion of mortgage loans for others, an increase of $18.0 million from $1.76 billion at December 31, 2020. The average value of MSRs at March 31, 2021 stood at 76 basis points, an increase of 5 basis points from the average value of 71 basis points at December 31, 2020.

Deposits. Deposits increased $32.0 million, or 6.0%, to $560.3 million at March 31, 2021 from $528.3 million at December 31, 2020. During this period, non-brokered deposits increased by $31.5 million, or 6.3%. Driving the growth in non-brokered deposits were customers’ receipt of government stimulus and our focus on deposit gathering. Brokered deposits, which management considers to be a source of wholesale funding at more attractive yields than the local market, increased by $496,000, or 1.6%, to $32.2 million at March 31, 2021, from $31.7 million at December 31, 2020.

FHLBB Advances and FRB Advances. FHLBB advances, which consist of term advances and overnight borrowings, decreased by $1.9 million to $60.0 million at March 31, 2021, from $61.9 million at December 31, 2020, as the Company’s deposit gathering activities have reduced the reliance on wholesale funding. FRB advances, which consisted of PPPLF advances of $11.4 million at December 31, 2020, were paid off during the three months ended March 31, 2021.

Stockholders’ Equity. Stockholders’ equity increased $1.0 million to $100.9 million at March 31, 2021 compared to $99.8 million at December 31, 2020. The increase occurred mainly due to net income of $4.1 million in the three months ended March 31, 2021, partially offset by share repurchases of $2.7 million and a decrease in the fair value of available-for-sale equity securities, net of taxes, of $794,000.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and 2020

General. The Company recognized net income of $4.1 million, or $0.78 per diluted share, for the three months ended March 31, 2021 compared to a net loss of $818,000, or $0.16 per diluted share, for the three months ended March 31, 2020. The improvement in operating results in the first quarter of 2021 compared to the prior year period was primarily attributable to an increase in net gain on loan origination and sale activities, an increase in net mortgage servicing fees, and a decrease in the provision for loan losses.

Analysis of Net Interest Income

Net interest income represents the difference between income earned on interest-earning assets and the expense paid on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned on such assets and paid on such liabilities.

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

	For the Three Months Ended March 31,
	2021			2020
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$594,021	$5,508	3.71%	$531,141	$5,620	4.23%
Investment securities (2) (3)	57,818	247	1.71%	58,799	379	2.58%
Interest-earning deposits	35,492	7	0.08%	18,458	56	1.21%
Total interest-earning assets	687,331	5,762	3.35%	608,398	6,055	3.98%
Noninterest-earning assets	42,045			31,774
Total assets	$729,376			$640,172
Interest-bearing liabilities:
Savings accounts	190,313	98	0.21%	134,843	284	0.84%
NOW accounts	69,511	48	0.28%	39,049	51	0.52%
Money market accounts	75,994	54	0.28%	78,394	197	1.01%
Term certificates	96,978	238	0.98%	188,654	893	1.89%
Total interest-bearing deposits	432,796	438	0.40%	440,940	1,425	1.29%
FHLBB and FRB advances	70,857	232	1.31%	47,102	203	1.72%
Total interest-bearing liabilities	503,653	670	0.53%	488,042	1,628	1.33%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	106,929			62,718
Other noninterest-bearing liabilities	15,375			9,549
Total liabilities	625,957			560,309
Total stockholders' equity	103,419			79,863
Total liabilities and stockholders' equity	$729,376			$640,172
Net interest income		$5,092			$4,427
Interest rate spread(4)			2.82%			2.65%
Net interest-earning assets(5)	$183,678			$120,356
Net interest margin(6)			2.96%			2.91%

Ratio of interest-earning assets to interest- bearing liabilities	136.47%			124.66%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available for sale, FHLBB stock and investment in a correspondent bank.
(3)	Includes tax equivalent adjustments for municipal securities, based on an effective tax rate of 21% of $1,000 and $2,000 for the three months ended March 31, 2021 and 2020, respectively.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2021
	Compared to
	Three Months Ended March 31, 2020
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$623	$(735)	$(112)
Investment securities	(6)	(126)	(132)
Interest-earning deposits	27	(75)	(48)
Total interest-earning assets	644	(936)	(292)
Interest-bearing liabilities:
Savings accounts	85	(271)	(186)
NOW accounts	28	(31)	(3)
Money market accounts	(6)	(137)	(143)
Term certificates	(329)	(326)	(655)
Total interest-bearing deposits	(222)	(765)	(987)
FHLBB and FRB advances	85	(56)	29
Total interest-bearing liabilities	(137)	(821)	(958)
Change in net interest income	$781	$(115)	$666

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, decreased $292,000, or 4.8%, to $5.8 million for the three months ended March 31, 2021 compared to $6.1 million for the three months ended March 31, 2020. This decrease was due to a decrease in interest rates earned on interest-earning assets, partially offset by increases in loan and interest-earning deposit balances. The yield on interest-earning assets decreased 63 basis points to 3.35% in the first quarter of 2021 from 3.98% in the same quarter of the prior year due principally to a declining interest rate environment.

Interest Expense. Interest expense decreased $958,000, or 58.8%, to $670,000 for the three months ended March 31, 2021 compared to $1.6 million for the three months ended March 31, 2020. This decrease resulted from an 80 basis point decrease in the cost of funds to 0.53%, which was partially offset by an increase in the average balance of savings accounts, NOW accounts and FHLBB and FRB advances. The decrease in cost of funds was principally due to a declining interest rate environment which lowered the cost of interest-bearing liabilities and a shortening of the funding mix, with a decrease in the average balance of term certificates.

Net Interest Income. Net interest income, inclusive of tax equivalent adjustments on municipal securities, increased $665,000, or 15.0%, to $5.1 million for the three months ended March 31, 2021 compared to $4.4 million for the three months ended March 31, 2020. This increase was primarily due to a decrease in deposit costs, complemented by a change in the mix of deposits. The average balance of savings and NOW accounts in the first quarter of 2021 increased $55.5 million, or 41.1%, and $30.5 million, or 78.0%, respectively, from the prior year quarter and the average balance of term certificates decreased $91.7 million, or 48.6%, from the prior year quarter, contributing to an 80 basis point decrease in the cost of interest-bearing liabilities. Partially offsetting the decline in the cost of interest-bearing deposits was the increase in FHLB and FRB advances to $70.9 million at March 31, 2021 from $47.1 million at March 31, 2020.

Provision for Loan Losses. The Company recognized a credit for loan losses of $213,000 for the quarter ended March 31, 2021 compared to a provision for loan losses of $724,000 for the quarter ended March 31, 2020. The credit in the quarter ended March 31, 2021 was driven by changes in the qualitative factors related to the impact of the COVID-19 pandemic and the economic environment used in the Company’s calculation of the allowance for loan losses. The provision in the quarter ended March 31, 2020 was driven by higher loss factors that were assigned to each major loan portfolio category based on their level of risk determined at the time at the onset of the COVID-19 pandemic.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities increased $3.8 million, or 53.9%, to $11.0 million for the three months ended March 31, 2021 compared to $7.1 million for the three months ended March 31, 2020. The lower mortgage rates available during the first quarter of 2021 favorably impacted loan refinancing activity, which comprised 80% of loan production of $487.8 million in the first quarter of 2021, compared to 65% in the prior year quarter. Accordingly, loan sales proceeds increased by 124.5% to $515.4 million in the first quarter of 2020 compared to $229.6 million in the prior year period.

Other Non-interest Income (Losses). Excluding the net gain on loan origination and sale activities, non-interest income was $1.4 million in the three months ended March 31, 2021, compared to non-interest losses of $693,000 during the three months ended March 31, 2020. The $2.1 million positive variation between periods is mainly attributed to a provision of $1.6 million to the valuation allowance for MSRs which was recognized in the quarter ended March 31, 2020 as loan prepayment speeds were adjusted higher to reflect the impact of lower interest rates. In addition, a $421,000 fair valuation increase was recognized in the first quarter of 2021, as loan prepayment speeds were adjusted lower to reflect the impact of higher interest rates.

Non-interest Expenses. Non-interest expenses increased $992,000, or 9.1%, to $12.0 million for the three months ended March 31, 2021, from $11.0 million for the three months ended March 31, 2020. Non-interest expenses in the first quarter of 2020 included one-time charges of $1,375,000 related to the retirement of senior executives.

Salaries and employee benefits increased $311,000 to $8.4 million in the first quarter of 2021 from $8.1 million in the first quarter of 2020. The increase is principally due to an increase in salaries and employee benefits of $1.9 million, primarily attributed to higher commissions and incentives associated with increased residential loan production, partially offset by a $1.4 million charge related to the retirement of senior executives in the first quarter of 2020.

Occupancy and equipment expenses increased $46,000, or 6.6%, to $744,000 in the first quarter of 2021 compared to $698,000 in the first quarter of 2020. This increase was primarily related to increases in seasonal snowplowing expenses.

Professional fees increased $156,000 in the first quarter of 2021 over the prior year period, primarily related to legal fees.

Marketing expenses increased $18,000, or 11.8%, to $170,000 in the first quarter of 2021 from $152,000 in the first quarter of 2020, because of fewer marketing campaigns while our communities were subject to a stay-at-home order during the first quarter of 2020.

Other non-interest expenses increased $396,000, or 29.9% to $1.7 million for the first quarter of 2021 from $1.3 million in the first quarter of 2020, because of higher costs related to elevated levels of mortgage loan production.

Income Tax Expense. Income tax expense of $1.7 million for the three months ended March 31, 2021 consisted of federal and state income tax expense which was based on the projected effective state tax rate for the year.

Comparison of Segment Results for the Three Months Ended March 31, 2021 and 2020

The following table presents a comparison of the results of operations for each segment before income taxes and elimination of inter-segment profit, and the changes in those results, for the three months ended March 31, 2021 and 2020.

	Envision Bank				Envision Mortgage
	Three Months Ended March 31,		Increase (Decrease)		Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
	(in thousands)
Net interest income	$4,201	$3,994	$207	5.2%	$890	$431	$459	106.5%
Provision (credit) for loan losses	(213)	724	(937)	(129.4)	—	—	—	—
Net interest income
after provision for loan losses	4,414	3,270	1,144	35.0	890	431	459	106.5

Non-interest income:
Customer service fees	340	273	67	24.5	27	33	(6)	(18.2)
Gain on loan origination
and sale activities, net (1)	—	—	—	—	11,674	7,472	4,202	56.2
Mortgage servicing fees, net	(94)	(87)	(7)	(8.0)	873	(1,167)	2,040	(174.8)
Other	151	140	11	7.9	133	115	18	15.7
Total non-interest income	397	326	71	21.8	12,707	6,453	6,254	96.9

Non-interest expenses:
Salaries and employee benefits (2)	1,802	3,098	(1,296)	(41.8)	6,635	5,028	1,607	32.0
Occupancy and equipment	443	404	39	9.7	301	294	7	2.4
Other non-interest expenses	1,087	1,146	(59)	(5.1)	1,683	989	694	70.2
Total non-interest expenses	3,332	4,648	(1,316)	(28.3)	8,619	6,311	2,308	36.6
Income (loss) before income taxes and
elimination of inter-segment profit	$1,479	$(1,052)	$2,531	240.6%	$4,978	$573	$4,405	768.8%

Total Assets at March 31, 2021	$581,954				$156,234
Total Assets at December 31, 2020	537,722				183,350
Increase (decrease)	$44,232				$(27,116)

(1)	Before elimination of inter-segment profit.
(2)

Salaries and employee benefits for the three months ended March 31, 2020, include the severance and vested stock acceleration costs related to the retirement of the former Chief Executive Officer and the former Chief Financial Officer of the Company. The total cost of this event was $1.38 million, of which $1.03 million was allocated to the Envision Bank segment and the remainder, $344,000, was allocated to the Envision Mortgage segment.

Envision Bank Segment

The Envision Bank segment had income before income taxes and elimination of inter-segment profit of $1.5 million for the three months ended March 31, 2021 compared to losses of $1.1 million for the three months ended March 31, 2020. The increase in operating results between periods of $2.5 million was driven by a number of factors as explained below.

Net interest income increased by $207,000, or 5.2%, as a result of a decrease in deposit rates that generated an 80 basis point decrease in the cost of funds in the first quarter of 2021, compared to the first quarter of 2020. The Company recognized a credit for loan losses of $213,000 for the quarter ended March 31, 2021 compared to a provision for loan losses of $724,000 in the prior year quarter. The first quarter of 2020 included salary and benefits for the severance and vested stock acceleration costs related to the retirement of the former Chief Executive Officer and the former Chief Financial Officer of the Company. The total cost of this event was $1.38 million, of which $1.03 million was allocated to the Envision Bank segment and the remainder, $344,000, was allocated to the Envision Mortgage segment.

Total assets attributable to the Envision Bank segment increased $44.2 million, or 8.2%, to $582.0 million at March 31, 2021 from $537.7 million at December 31, 2020. This increase was principally due to growth in cash and portfolio loans.

Envision Mortgage Segment

The Envision Mortgage segment had income before income taxes and elimination of inter-segment profit of $5.0 million for the three months ended March 31, 2021 compared to income of $573,000 for the three months ended March 31, 2020. This improvement of $4.4 million in operating results occurred as a result of an increase of $4.2 million, or 56.3%, in net gains on loan origination and sale activities. This was complemented by the absence of a valuation allowance for MSRs.

The net gain on loan origination and sale activities, the principal source of revenue for Envision Mortgage, increased $4.2 million to $11.7 million in the first quarter of 2021 from $7.5 million in the first quarter of 2020, driven by mortgage loan refinancing in a declining rate environment.

Net interest income increased $460,000, or 106.7%, to $891,000 in the first quarter of 2021 compared to $431,000 in the first quarter of 2020. This was primarily due to an increase in the average balance of loans held for sale and residential construction loans in the 2021 period.

Mortgage servicing fee income increased $2.0 million between periods largely due to a $1.6 million increase in the valuation allowance for MSRs in the 2020 period due to an increase in expected loan prepayment speeds caused by a reduction in interest rates.

Non-interest expenses of Envision Mortgage increased $2.3 million, or 36.6%, to $8.6 million in the first quarter of 2021 from $6.3 million in the first quarter of 2020. This increase is due to an increase of $1.6 million, or 32.0%, in salaries and employee benefits, largely related to increased loan production volume. Additionally, increases in the allocation of certain indirect costs incurred by Finance and Administration cost centers also contributed to the increase in non-interest expenses.

Other non-interest expenses increased $694,000, or 70.2%, to $1.7 million in the first quarter of 2021 from $989,000 in the first quarter of 2020. This increase is mainly due to volume-related cost increases associated with higher residential mortgage loan production.

Total assets attributable to the Envision Mortgage segment were $156.2 million at March 31, 2021, compared to total assets of $183.4 million at December 31, 2020. This decrease is primarily related to a decrease in loans held for sale.

Asset Quality

Nonperforming Assets. The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated.

	March 31, 2021	December 31, 2020
Nonaccrual loans:	(In thousands)
Real estate loans:
One- to four-family residential	$2,158	$1,876
Commercial	5,768	4,713
Home equity loans and lines of credit	383	584
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total nonaccrual loans	8,309	7,173
Delinquent loans (>90 days) accruing interest	—	—
Total non-performing loans	8,309	7,173
Other real estate owned	132	132
Total nonperforming assets	$8,441	$7,305
Performing troubled debt restructurings	1,713	1,749
Total nonperforming assets and performing troubled debt restructurings	$10,154	$9,054

Total nonperforming loans to total loans(1)	1.67%	1.46%
Total nonperforming assets to total assets	1.14%	1.01%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.38%	1.26%

(1)Total loans exclude loans held for sale but include net deferred loan costs and fees.

Interest income that would have been recorded for the three months ended March 31, 2021 had nonaccruing loans been current according to their original terms amounted to $101,000. Income related to nonaccrual loans included in interest income for the three months ended March 31, 2020 amounted to $58,000.

Classified Loans.  The following table shows the aggregate amounts of our regulatory classified loans at the dates indicated.

	March 31, 2021	December 31, 2020
	(In thousands)
Classified assets:
Substandard	$6,826	$5,783
Doubtful	—	—
Loss	—	—
Total classified assets	$6,826	$5,783
Special mention	$10,041	$11,075

Assets that do not expose the Company to risk sufficient to warrant classified loan status, but which possess potential weaknesses that deserve close attention, are designated as special mention. As of March 31, 2021, there were $10.0 million of assets designated as special mention compared to $11.1 million at December 31, 2020.

Allowance for Loan Losses. The following table sets forth the breakdown of the allowance loan losses by loan category at the dates indicated.

	March 31, 2021			December 31, 2020
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$1,522	23.19%	48.05%	$1,646	24.26%	48.16%
Commercial	3,390	51.65%	29.52%	3,402	50.15%	29.41%
Home equity loans and lines of credit	425	6.48%	9.86%	442	6.52%	9.84%
Construction	720	10.97%	6.02%	751	11.07%	6.35%
Commercial and industrial loans	401	6.11%	4.80%	416	6.13%	4.14%
Consumer loans	105	1.60%	1.75%	127	1.87%	2.09%
Total	$6,563	100.00%	100.00%	$6,784	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	March 31,
	2021	2020
	(In thousands)
Allowance at beginning of period	$6,784	$4,280
Provision (credit) for loan losses	(213)	724
Charge offs:
Consumer loans	(10)	(16)
Total charge-offs	(10)	(16)

Recoveries:
Real estate loans:
One- to four-family residential	2	4
Consumer loans	—	4
Total recoveries	2	8
Net charge-offs	(8)	(8)
Allowance at end of period	$6,563	$4,996
Total loans outstanding(1)	$498,546	$481,222
Average loans outstanding	$516,330	$477,661
Allowance for loan losses as a percent of total loans outstanding(1)	1.32%	1.04%
Net loans charged off as a percent of average loans outstanding(2)	0.01%	0.01%
Allowance for loan losses to nonperforming loans	78.99%	152.55%

(1)	Total loans exclude loans held for sale but include net deferred loan costs and fees.
(2)	Annualized.

Liquidity and Capital Resources

At March 31, 2021, we had $60.0 million of FHLBB advances outstanding. At that date, we had the ability to borrow up to an additional $76.5 million from the FHLBB under a blanket pledge agreement, $4.2 million under a line of credit with the FHLBB, $2.0 million under a line of credit with the Federal Reserve Bank of Boston and $7.5 million under an unsecured line of credit with a correspondent bank.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2021, cash and cash equivalents totaled $55.0 million.

Financing activities consist primarily of activity in deposit accounts and borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Deposits increased $32.0 million, or 6.0%, to $560.3 million at March 31, 2021 from $528.3 million at December 31, 2020. During this period, brokered deposits, which management considers to be a source of wholesale funding and an alternative to FHLBB advances, increased $496,000. FHLBB advances decreased $1.9 million to $60.0 million at March 31, 2021 from $61.9 million at December 31, 2020. Brokered deposits and FHLBB advances make up the Bank’s wholesale funding which management targets at a limit of 25% of assets. At March 31, 2021, wholesale funding amounted to $92.2 million, or 12.5% of total assets.

At March 31, 2021, we had $251.7 million in loan commitments outstanding, including $239.5 million related to loans to be sold in the secondary mortgage market and to other financial institutions. In addition to commitments to originate loans, we had $75.7 million in unused lines of and letters of credit to borrowers and $12.3 million in undisbursed construction loans. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2021 totaled $70.7 million, including $12.2 million of brokered deposits. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed or retained in other deposit products.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. At March 31, 2021, the Bank’s Tier 1 capital to average assets ratio was 12.2%. The Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines as of March 31, 2021.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to disclose quantitative and qualitative information about market risk as it qualifies as a smaller reporting company.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any material pending litigation.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None
(b)	None

(c)

In October 2020, the Company’s Board of Directors adopted a stock repurchase program pursuant to which the Company would purchase up to 10%, or 552,000 shares, of its then outstanding common shares. This program may be suspended or terminated at any time without prior notice and is currently set to expire on October 29, 2021. Repurchased shares are returned to the status of authorized but unissued shares. The following table sets forth information with respect to any purchases made by or on behalf of the Company during the indicated periods under the repurchase plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	45,377	$20.24	45,377	477,278
February 1, 2021 - February 29, 2021	37,524	$19.94	37,524	439,754
March 1, 2021 - March 31, 2021	47,394	$20.31	47,394	392,360
	130,295	$20.17	130,295	392,360

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

101

Inline XBRL Instance Document - The following materials from Randolph Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Randolph Bancorp, Inc.

Date: May 6, 2021	By:	/s/ William M. Parent
William M. Parent
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Lauren B. Messmore
Lauren B. Messmore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)