Form 10-Q
period 2021-06-30
Randolph Bancorp, Inc.
filed 2021-08-05
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

Commission File Number: 001-37780

Randolph Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	81-1844402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Batterymarch Park, Suite 301
Quincy, Massachusetts	02169
(Address of principal executive offices)	(Zip Code)

(781) 963-2100

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	RNDB	The NASDAQ Stock Market LLC

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

As of July 31, 2021, there were 5,239,467 shares of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

(In thousands except for share data)

	June 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$8,804	$4,206
Interest-bearing deposits	26,072	9,568
Total cash and cash equivalents	34,876	13,774
Securities available for sale, at fair value	50,212	55,366
Loans held for sale, at fair value	74,277	119,112
Loans, net of allowance for loan losses of $6,523 in 2021 and $6,784 in 2020	540,660	483,644
Federal Home Loan Bank of Boston stock, at cost	2,855	3,576
Accrued interest receivable	1,523	1,562
Mortgage servicing rights, net	15,375	12,377
Premises and equipment, net	5,115	4,781
Bank-owned life insurance	8,703	8,622
Foreclosed real estate	—	132
Other assets	10,546	18,126
Total assets	$744,142	$721,072

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$124,683	$96,731
Interest-bearing	447,300	431,576
Total deposits	571,983	528,307
Federal Reserve Bank advances	—	11,431
Federal Home Loan Bank of Boston advances	50,016	61,895
Mortgagors' escrow accounts	1,783	2,338
Post-employment benefit obligations	2,226	2,382
Other liabilities	17,424	14,900
Total liabilities	643,432	621,253

Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred stock, no par value; authorized: 1,000,000 shares; issued: none	—	—
Common stock, $.01 par value; authorized: 15,000,000 shares; issued and outstanding: 5,254,522 shares at June 30, 2021 and 5,495,514 shares at December 31, 2020	52	54
Additional paid-in capital	46,740	50,937
Retained earnings	57,378	51,689
ESOP-Unearned compensation	(3,662)	(3,756)
Accumulated other comprehensive income, net of tax	202	895
Total stockholders' equity	100,710	99,819
Total liabilities and stockholders' equity	$744,142	$721,072

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans	$5,505	$5,723	$11,013	$11,343
Securities-taxable	223	323	463	693
Securities-tax exempt	6	8	12	15
Interest-bearing deposits and certificates of deposit	8	5	15	61
Total interest and dividend income	5,742	6,059	11,503	12,112

Interest expense:
Deposits	345	1,082	783	2,508
Borrowings	198	244	430	447
Total interest expense	543	1,326	1,213	2,955

Net interest income	5,199	4,733	10,290	9,157
Provision (credit) for loan losses	(27)	1,068	(240)	1,792
Net interest income after provision (credit) for loan losses	5,226	3,665	10,530	7,365

Non-interest income:
Customer service fees	419	266	786	573
Gain on loan origination and sale activities, net	5,740	14,370	16,733	21,514
Mortgage servicing fees, net	381	(1,354)	1,160	(2,608)
Increase in cash surrender value of life insurance	41	45	81	91
Other	235	172	479	381
Total non-interest income	6,816	13,499	19,239	19,951
Non-interest expenses:
Salaries and employee benefits	7,310	8,402	15,747	16,527
Occupancy and equipment	621	838	1,365	1,537
Data processing	301	225	564	421
Professional fees	323	230	884	635
Marketing	200	152	370	304
FDIC insurance	54	39	108	96
Other	1,818	1,493	3,540	2,818
Total non-interest expenses	10,627	11,379	22,578	22,338
Income before income taxes	1,415	5,785	7,191	4,978
Income tax expense (benefit)	(162)	594	1,502	605
Net income	$1,577	$5,191	$5,689	$4,373

Earnings per common share:
Basic	$0.32	$1.02	$1.14	$0.86
Diluted	$0.31	$1.02	$1.10	$0.86

Weighted average shares outstanding:
Basic	4,921,182	5,092,490	4,988,283	5,107,700
Diluted	5,135,582	5,092,490	5,193,643	5,107,700

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$1,577	$5,191	$5,689	$4,373

Other comprehensive income:
Securities available for sale:
Unrealized holding gains (losses)	125	157	(792)	1,721
Related tax effects	(28)	—	91	—
Net-of-tax amount	97	157	(701)	1,721

Supplemental retirement plan:
Reclassification adjustments (1):
Actuarial losses	12	9	24	18
Prior service credits	(8)	(12)	(16)	(24)
	4	(3)	8	(6)
Related tax effects	—	—	—	—
Net-of-tax amount	4	(3)	8	(6)

Total other comprehensive income (loss)	101	154	(693)	1,715

Comprehensive income	$1,678	$5,345	$4,996	$6,088

(1)	Amounts are included in other non-interest expenses in the consolidated statements of operations.

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended June 30, 2021 and 2020

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Equity
	(Dollars in thousands)
Balance at March 31, 2020	5,466,344	$55	$50,832	$30,939	$(3,897)	$1,027	$78,956
Net income	—	—	—	5,191	—	—	5,191
Other comprehensive income	—	—	—	—	—	154	154
Stock repurchased	(707)	—	(6)	—	—	—	(6)
Restricted stock awards granted	15,000	—	—	—	—	—	—
Share redemptions for tax withholdings
for restricted stock vesting	(753)	—	(7)	—	—	—	(7)
Stock-based compensation	—	—	197	—	—	—	197
ESOP shares committed to be released	—	—	(3)	—	47	—	44
Balance at June 30, 2020	5,479,884	$55	$51,013	$36,130	$(3,850)	$1,181	$84,529

Balance at March 31, 2021	5,364,240	$53	$48,613	$55,801	$(3,709)	$101	$100,859
Net income	—	—	—	1,577	—	—	1,577
Other comprehensive income	—	—	—	—	—	101	101
Stock repurchased	(108,691)	(1)	(2,177)	—	—	—	(2,178)
Restricted stock awards granted	—	—	—	—	—	—	—
Restricted stock awards forfeited	—	—	—	—	—	—	—
Share redemptions for tax withholdings
for restricted stock vesting	(1,027)	—	(20)	—	—	—	(20)
Stock-based compensation	—	—	270	—	—	—	270
ESOP shares committed to be released	—	—	54	—	47	—	101
Balance at June 30, 2021	5,254,522	$52	$46,740	$57,378	$(3,662)	$202	$100,710

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2021 and 2020

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Equity
	(Dollars in thousands)
Balance at December 31, 2019	5,576,855	$56	$51,127	$31,757	$(3,944)	$(534)	$78,462
Net income	—	—	—	4,373	—	—	4,373
Other comprehensive income	—	—	—	—	—	1,715	1,715
Stock repurchased	(99,507)	(1)	(1,200)	—	—	—	(1,201)
Restricted stock awards granted	15,000	—	—	—	—	—	—
Restricted stock awards forfeited	(7,251)	—	—	—	—	—	—
Share redemption for tax withholdings
for restricted stock vesting	(5,213)	—	(60)	—	—	—	(60)
Stock-based compensation	—	—	1,128	—	—	—	1,128
ESOP shares committed to be released	—	—	18	—	94	—	112
Balance at June 30, 2020	5,479,884	$55	$51,013	$36,130	$(3,850)	$1,181	$84,529

Balance at December 31, 2020	5,495,514	$54	$50,937	$51,689	$(3,756)	$895	$99,819
Net income	—	—	—	5,689	—	—	5,689
Other comprehensive loss	—	—	—	—	—	(693)	(693)
Stock repurchased	(239,792)	(2)	(4,812)	—	—	—	(4,814)
Restricted stock awards granted	—	—	—	—	—	—	—
Restricted stock awards forfeited	—	—	—	—	—	—	—
Share redemption for tax withholdings
for restricted stock vesting	(1,200)	—	(23)	—	—	—	(23)
Stock-based compensation	—	—	537	—	—	—	537
ESOP shares committed to be released	—	—	101	—	94	—	195
Balance at June 30, 2021	5,254,522	$52	$46,740	$57,378	$(3,662)	$202	$100,710

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$5,689	$4,373
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	(240)	1,792
Loans originated for sale	(815,453)	(686,854)
Net gain on sales of mortgage loans	(16,733)	(22,528)
Proceeds from sales of mortgage loans	864,851	705,825
Net amortization of securities	178	124
Net change in deferred loan costs and fees, and purchase premiums	339	445
Depreciation and amortization	353	539
Loss on sale of foreclosed assets	5	—
Stock-based compensation	537	1,128
ESOP expense	195	112
Increase in cash surrender value of life insurance	(81)	(91)
Net (increase) decrease in mortgage servicing rights	(2,998)	462
Other, net	12,784	(5,324)
Net cash provided by operating activities	49,426	3

Cash flows from investing activities:
Redemptions of certificates of deposit
Securities available for sale:
Purchases	(3,913)	(4,319)
Calls/maturities	500	3,000
Principal payments on mortgage-backed securities	7,597	5,957
Net loan repayments (originations)	(46,707)	(16,658)
Loan purchases	(959)	(1,519)
Redemptions (purchases) of Federal Home Loan Bank of Boston stock	721	(1,655)
Purchases of premises and equipment	(708)	(152)
Proceeds from the sale of foreclosed real estate	127	—
Loss on disposal of assets	21	48
Net cash used in investing activities	(43,321)	(15,298)

Cash flows from financing activities:
Net increase in non-interest bearing deposits	27,952	27,411
Net increase in interest-bearing deposits	15,724	14,513
Net increase (decrease) in short-term Federal Reserve Bank borrowings	(11,431)	15,010
Net increase (decrease) in short-term Federal Home Loan Bank of Boston borrowings	5,000	(19,822)
Issuance of long-term Federal Home Loan Bank of Boston advances	—	47,363
Repayments of long-term Federal Home Loan Bank of Boston advances	(16,879)	—
Net decrease in mortgagors' escrow accounts	(555)	(228)
Repurchases of common stock	(4,814)	(1,201)
Net cash provided by financing activities	14,997	83,046

Net change in cash and cash equivalents	21,102	67,751
Cash and cash equivalents at beginning of period	13,774	8,252
Cash and cash equivalents at end of period	$34,876	$76,003
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$1,380	$1,801
Income taxes paid	$2,257	$225
Non-cash item:
Transfer of held for sale loans to portfolio	$9,449	$5,999
Transfer of portfolio loan to foreclosed real estate	$—	$132

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

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

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying interim financial statements do not include all information required under GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other interim period.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting requirements. In May 2020, FASB amended the effective date on the new guidance on leases. Previously, the amendments and related new guidance on leases were effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021 for private companies. The new guidance on leases is now effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is still permitted, and the Company adopted the standard in the interim period ended March 31, 2021. As of March 31, 2021, the Company held right-of-use assets related to operating leases of $1.1 million, and recognized the right-of-use assets in the Company’s Consolidated Balance Sheet in other assets. The corresponding operating lease liability is recognized in the Company’s Consolidated Balance Sheet in other liabilities for $1.1 million.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing probable incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgements used in determining the allowance for loan losses, as well as the credit quality and underwriting standards of an organization’s loan portfolio. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. In November 2019, FASB issued ASU 2019-10 which extended the effective date for adoption of ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods therein. Early adoption is permitted. The Company has formed a working group consisting of accounting, credit and data systems personnel to lead our implementation of this ASU. The working group is evaluating the alternative methodologies which are available and has engaged professional advisors to assist in implementation.

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

Credit Quality and Allowance for Loan Losses

The Company increased the allowance for loan losses during 2020 directly related to its estimate, based on available information, of probable incurred losses resulting from the impact of the COVID-19 pandemic. During the first and second quarter of 2021, the Company decreased part of the allowance for loan losses, based on available information, due to improving conditions related to the

COVID-19 pandemic. As the Company acquires additional information on overall economic prospects together with further assessments of the impact on individual borrowers, the loss estimated will be revised as needed, and these revisions could be material. The Company’s approach to estimating the impact of this pandemic on credit quality is presented in Note 6 – “Loans and Allowance for Loan Losses.”

Disaster Response Plan Costs

The Company implemented its disaster response plans when the national emergency was declared and a stay-at-home order was issued in the Commonwealth of Massachusetts. To operate in this mode the Company incurred expenses for, among other things, compensation for front-line and quarantined employees, buying equipment for a remote workforce, cleaning of office and branch buildings, and communications with customers regarding the status of the Company’s operations. These plan costs were immaterial for first six months of 2021 and were $207,000 during the first six months of 2020.

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

		PPP Loan Balance		FRB Advances
	PPP Loans	Outstanding at	Amount Pledged	Outstanding at
	Originated	June 30, 2021	to PPPLF	June 30, 2021 (1)
	(In thousands)
2020 PPP loans	$15,387	$1,118	$15,387	$-
2021 PPP loans	10,934	10,659	-	-
Total Activity	$26,321	$11,777	$15,387	$-
(1)	FRB advances were fully repaid during the first quarter of 2021 and the associated PPP loans are no longer pledged.

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

The Company has agreed to loan payment deferrals on commercial loans totaling $38.0 million, residential real estate loans in portfolio totaling $19.1 million and residential real estate loans serviced for others totaling $67.4 million as of June 30, 2021.    The commercial loan payment deferrals are concentrated in the hotel and hospitality, restaurant and retail service industries. The qualifying residential real estate and commercial loan borrowers were required to contact the Company to receive loan payment deferrals.

The table below summarizes the status of the bank’s loan deferral activity at June 30, 2021:

		Status of Deferrals Granted
		Currently Outstanding		Paid Off
	Deferrals	Suspended/	Resumed	Full
	Granted (1)	Reduced Payment (2)	Payment (2) (4)	Payoff (3)
	(In thousands)
June 30, 2021
Real estate loans:
Residential:
One- to four-family	$15,427	$1,988	$9,443	$3,996
Home equity loans and lines of credit	3,251	183	1,722	1,346
Construction	350	-	350	-
Commercial	34,451	1,006	28,645	4,800
Total real estate loans	53,479	3,177	40,160	10,142

Commercial and industrial	3,509	-	1,499	2,010
Consumer	66	38	28	-
Total	$57,054	$3,215	$41,687	$12,152

December 31, 2020
Real estate loans:
Residential:
One- to four-family	$15,514	$12,974	$2,109	$431
Home equity loans and lines of credit	3,179	626	1,287	1,266
Construction	350	350	-	-
Commercial	34,754	6,544	25,406	2,804
Total real estate loans	53,797	20,494	28,802	4,501

Commercial and industrial	3,645	-	1,635	2,010
Consumer	68	68	-	-
Total	$57,510	$20,562	$30,437	$6,511
(1)	This column equals the current outstanding balance of loans that received a deferral, plus the balance of loans that were deferred and were paid off in full.
(2)

These two columns are the current balance of all loans that received a deferral. The Suspended/Reduced Payment columns represents loans currently in a deferral period and the Resumed Payment columns represents loans that are no longer in a deferral period and have resumed normal payment.

(3)	This column represents the balance of deferred loans that were paid off in full.
(4)	Includes a $621,000 commercial real estate loan that was paid off after June 30, 2021.

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

Accordingly, the table below summarizes the risk rating and for all loans that were granted deferral, and any loans that were listed in nonaccrual status at June 30, 2021:

	Pass Rated /	Special	Sub-	Non-
	Not Rated (1)	Mention (1)	standard (1) (3)	accrual (1) (2) (3)
	(In thousands)
June 30, 2021
Real estate loans:
Residential:
One- to four-family	$11,218	$213	$-	$213
Home equity loans and lines of credit	1,905	-	-	-
Construction	350	-	-	-
Commercial	17,885	7,603	4,163	4,163
Total real estate loans	31,358	7,816	4,163	4,376

Commercial and industrial	1,113	386	-	-
Consumer	66	-	-	-
Total	$32,537	$8,202	$4,163	$4,376

December 31, 2020
Real estate loans:
Residential:
One- to four-family	$14,887	$196	$-	$196
Home equity loans and lines of credit	1,913	-	-	-
Construction	350	-	-	-
Commercial	19,020	8,748	4,182	4,182
Total real estate loans	36,170	8,944	4,182	4,378

Commercial and industrial	1,204	431	-	-
Consumer	68	-	-	-
Total	$37,442	$9,375	$4,182	$4,378
(1)

These three columns indicate the risk rating and subsequent outstanding balance of loans that have received a deferral. The Pass Rated/Not Rated, Special Mention and Substandard columns reconcile to the Suspended Payment/Reduced Payment and Resumed Payment columns in the preceding table.

(2)	Nonaccrual loans are risk rated as either special mention or substandard and are included as a balance in those columns.
(3)	Includes a $621,000 commercial real estate loan that was paid off after June 30, 2021.

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of stockholders’ equity, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive income, included in total stockholders’ equity, are as follows:

	June 30,	December 31,
	2021	2020
	(In thousands)
Securities available for sale:
Net unrealized gain	$920	$1,712
Tax effect	(221)	(312)
Net-of-tax amount	699	1,400
Supplemental retirement plan
Unrecognized net actuarial loss	(688)	(712)
Unrecognized net prior service credit	238	254
	(450)	(458)
Tax effect	(47)	(47)
Net-of-tax amount	(497)	(505)
Accumulated other comprehensive income	$202	$895

5.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2021
Debt securities:
U.S. Treasury	3,917	3	(43)	3,877
U.S. Government-sponsored enterprises	1,994	—	(3)	1,991
Corporate	3,770	31	—	3,801
Municipal	595	2	—	597
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	25,754	530	(164)	26,120
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	8,795	413	—	9,208
U.S. Government-guaranteed	532	9	—	541
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	893	33	—	926
U.S. Government-guaranteed	3,042	109	—	3,151
Total securities available for sale	$49,292	$1,130	$(210)	$50,212

December 31, 2020
Debt securities:
U.S. Government-sponsored enterprises	$1,993	$3	$—	$1,996
Corporate	4,300	56	—	4,356
Municipal	595	5	—	600
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	32,538	919	—	33,457
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	8,857	525	—	9,382
U.S. Government-guaranteed	977	24	—	1,001
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	996	52	—	1,048
U.S. Government-guaranteed	3,398	128	—	3,526
Total securities available for sale	$53,654	$1,712	$—	$55,366

There were no sales of securities during the six months ended June 30, 2021 and 2020.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2021 are presented below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$500	$506
After 1 year through 5 years	4,792	4,799
After 5 years through 10 years	4,984	4,961
	10,276	10,266
Mortgage-backed securities	39,016	39,946
	$49,292	$50,212

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
June 30, 2021
Debt securities:
U.S. Treasury	(43)	2,430	—	—
U.S. Government-sponsored enterprises	(3)	1,991	—	—
Residential mortgage-backed securities
U.S. Government-sponsored enterprises	(164)	9,739	—	—
Total	$(210)	$14,160	$—	$—

At June 30, 2021, eight debt securities had unrealized losses with aggregate depreciation of 1.46% from the Company’s amortized cost basis. The unrealized losses at June 30, 2021 were due to securities price fluctuations since the time they were purchased. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at June 30, 2021.

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio is as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Real estate loans:
Residential:
One- to four-family	$263,992	$235,648
Home equity loans and lines of credit	50,555	48,166
Commercial	167,691	143,893
Construction	29,140	31,050
Total real estate loans	511,378	458,757
Commercial and industrial	25,826	20,259
Consumer	9,194	10,289
Total loans	546,398	489,305
Allowance for loan losses	(6,523)	(6,784)
Net deferred loan costs and fees, and purchase premiums	785	1,123
Loans, net	$540,660	$483,644

The following tables present activity in the allowance for loan losses by loan category for the three and six months ended June 30, 2021 and 2020, and allocation of the allowance to each category as of June 30, 2021 and December 31, 2020:

	Residential 1-4 Family	Second Mortgages and HELOC	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2021

Allowance at March 31, 2021	$1,522	$425	$3,390	$720	$401	$105	$6,563
Provision (credit) for loan losses	(251)	(21)	169	(106)	166	16	(27)
Loans charged-off	—	—	—	—	—	(16)	(16)
Recoveries	1	—	—	—	2	—	3
Balance at June 30, 2021	$1,272	$404	$3,559	$614	$569	$105	$6,523

Three Months Ended June 30, 2020

Allowance at March 31, 2020	$1,223	$343	$2,241	$772	$280	$137	$4,996
Provision for loan losses	327	35	525	125	39	17	1,068
Loans charged-off	—	—	—	—	—	(13)	(13)
Recoveries	3	—	—	—	—	5	8
Balance at June 30, 2020	$1,553	$378	$2,766	$897	$319	$146	$6,059

Six Months Ended June 30, 2021

Allowance at December 31, 2020	$1,646	$442	$3,402	$751	$416	$127	$6,784
Provision (credit) for loan losses	(377)	(38)	157	(137)	151	4	(240)
Loans charged-off	—	—	—	—	—	(26)	(26)
Recoveries	3	—	—	—	2	—	5
Balance at June 30, 2021	$1,272	$404	$3,559	$614	$569	$105	$6,523

Six Months Ended June 30, 2020

Allowance at December 31, 2019	$1,096	$289	$1,840	$692	$235	$128	$4,280
Provision for loan losses	450	89	926	205	84	38	1,792
Loans charged-off	—	—	—	—	—	(27)	(27)
Recoveries	7	—	—	—	—	7	14
Balance at June 30, 2020	$1,553	$378	$2,766	$897	$319	$146	$6,059

Additional information pertaining to the allowance for loan losses at June 30, 2021 and December 31, 2020 is as follows:

	Residential 1-4 Family	Second Mortgages and HELOC	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
June 30, 2021	(In thousands)
Allowance for impaired loans	$131	$17	$15	$—	$—	$—	$163
Allowance for non-impaired loans	1,141	387	3,544	614	569	105	6,360
Total allowance for loan losses	$1,272	$404	$3,559	$614	$569	$105	$6,523

Impaired loans	$3,305	$647	$4,178	$—	$—	$—	$8,130
Non-impaired loans	260,687	49,908	163,513	29,140	25,826	9,194	538,268
Total loans	$263,992	$50,555	$167,691	$29,140	$25,826	$9,194	$546,398

December 31, 2020

Allowance for impaired loans	$133	$—	$—	$—	$—	$—	$133
Allowance for non-impaired loans	1,513	442	3,402	751	416	127	6,651
Total allowance for loan losses	$1,646	$442	$3,402	$751	$416	$127	$6,784

Impaired loans	$3,575	$623	$4,751	$—	$—	$—	$8,949
Non-impaired loans	232,073	47,543	139,142	31,050	20,259	10,289	480,356
Total loans	$235,648	$48,166	$143,893	$31,050	$20,259	$10,289	$489,305

As described in Note 3 – “Global Pandemic Affecting Randolph Bancorp, Inc.,” the COVID-19 pandemic has affected the Company’s operations starting in the first quarter of 2020.  This pandemic severely disrupted normal economic activity in the communities the Company serves, along with the rest of the nation. It is impossible to know the full extent of the impact of the COVID-19 pandemic and the continued effects it may have on the Company’s operations.

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

The following is a summary of past due and non-accrual loans at June 30, 2021 and December 31, 2020:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual Loans (1)
	(In thousands)
June 30, 2021
Residential one- to four-family	$264	$57	$248	$569	$1,854
Home equity loans and lines of credit	117	284	—	401	383
Commercial real estate	—	—	—	—	4,165
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	10	3	—	13	—
Total	$391	$344	$248	$983	$6,402

December 31, 2020
Residential one- to four-family	$—	$—	$—	$—	$1,876
Home equity loans and lines of credit	95	—	317	412	584
Commercial real estate	—	—	26	26	4,713
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	38	64	—	102	—
Total	$133	$64	$343	$540	$7,173

(1)	Includes a $621,000 commercial real estate loan which was paid off after June 30, 2021.

The following is a summary of impaired loans at June 30, 2021 and December 31, 2020:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
June 30, 2021
Impaired loans without a valuation allowance:
Residential one- to four-family	$1,852	$1,863
Home equity loans and lines of credit	524	530
Commercial real estate	4,165	4,163
Total	6,541	6,556

Impaired loans with a valuation allowance:
Residential one- to four-family	1,437	1,442	$131
Home equity loans and lines of credit	108	117	17
Commercial real estate	15	15	15
Total	1,560	1,574	163
Total impaired loans	$8,101	$8,130	$163

December 31, 2020
Impaired loans without a valuation allowance:
Residential one- to four-family	$2,160	$2,181
Home equity loans and lines of credit	626	623
Commercial real estate	4,753	4,751
Total	7,539	7,555

Impaired loans with a valuation allowance:
Residential one- to four-family	1,382	1,394	$133
Total	1,382	1,394	133
Total impaired loans	$8,921	$8,949	$133

Additional information pertaining to impaired loans follows:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Three Months Ended June 30, 2021
Residential one- to four-family	$3,542	$18	$39
Home equity loans and lines of credit	423	1	—
Commercial real estate	4,182	—	—
Total	$8,147	$19	$39

Three Months Ended June 30, 2020
Residential one- to four-family	$4,941	$75	$41
Home equity loans and lines of credit	404	1	—
Total	$5,345	$76	$41
Six Months Ended June 30, 2021
Residential one- to four-family	$3,548	$36	$78
Home equity loans and lines of credit	423	1	—
Commercial real estate	4,191	—	—
Total	$8,162	$37	$78

Six Months Ended June 30, 2020
Residential one- to four-family	$5,138	$133	$70
Home equity loans and lines of credit	405	1	—
Total	$5,543	$134	$70

Troubled Debt Restructurings

The Company periodically grants concessions to borrowers experiencing financial difficulties. The Company’s troubled debt restructurings consist primarily of interest rate concessions for periods of three months to thirty years for residential real estate loans, and for periods up to one year for commercial real estate loans.

	Number of Contracts	TDRs Listed as Accrual	Number of Contracts	TDRs Listed as Non-accrual	Total Number of Contracts	Total TDRs
	(In thousands)
June 30, 2021
Residential one- to four-family	12	$1,643	4	$1,162	16	$2,805
Home equity loans and lines of credit	1	41	—	—	1	41
Commercial real estate	1	15	—	—	1	15
Total	14	$1,699	4	$1,162	18	$2,861

December 31, 2020
Residential one- to four-family	$12	$1,666	$4	$1,167	16	$2,833
Home equity loans and lines of credit	1	42	—	—	1	42
Commercial real estate	1	40	—	—	1	40
Total	14	1,748	4	$1,167	18	$2,915

For the six months ended June 30, 2021 and 2020, the Company did not enter into any loan modifications meeting the criteria of a troubled debt restructuring.

Management performs a discounted cash flow calculation to determine the amount of valuation reserve required on each of the troubled debt restructurings. Any reserve required is recorded as part of the allowance for loan losses. During the three and six months ended June 30, 2021 and 2020, there were no material changes to the allowance for loan losses as a result of loan modifications made which were considered a troubled debt restructuring.

No additional funds are committed to be advanced in connection with trouble debt restructurings. Subsequent to June 30, 2021, there was one residential one- to four-family loan for $57,000 that was committed to be a troubled debt restructuring. The troubled debt restructuring decreased the interest rate on the loan and extended the maturity.

During the three and six months ended June 30, 2021 and 2020, there were no troubled debt restructurings that defaulted (over 30 days past due) within twelve months of the restructure date.

At June 30, 2021, there were two residential real estate loans that were modified under a troubled debt restructuring prior to the pandemic that were granted payment deferral plans. One loan, totaling $292,000, was performing in accordance with its modified terms and is currently in repayment, and one loan, for $214,000, was not performing in accordance with its modified terms and is currently still in payment suspension.

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

The following table presents the Company’s loans by risk rating at the dates indicated:

	Residential 1-4 Family	Second Mortgages and HELOC	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
	(In thousands)
June 30, 2021
Not Rated	$262,236	$50,057	$—	$—	$—	$9,194	$321,487
Loans rated 1 - 3B (Pass rated)	—	—	155,732	29,140	25,440	—	210,312
Loans rated 4	697	381	7,796	—	386	—	9,260
Loans rated 5	1,059	117	4,163	—	—	—	5,339
	$263,992	$50,555	$167,691	$29,140	$25,826	$9,194	$546,398

December 31, 2020
Not Rated	$233,773	$47,582	$—	$—	$—	$10,289	$291,644
Loans rated 1 - 3B (Pass rated)	—	—	129,925	31,050	19,828	—	180,803
Loans rated 4	803	584	9,257	—	431	—	11,075
Loans rated 5	1,072	—	4,711	—	—	—	5,783
	$235,648	$48,166	$143,893	$31,050	$20,259	$10,289	$489,305

7.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying unaudited consolidated balance sheets. The unpaid principal balances of residential mortgage loans serviced for others were $1.99 billion and $1.76 billion at June 30, 2021 and December 31, 2020, respectively.

The following table summarizes the activity relating to mortgage servicing rights (“MSRs”) for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands)
Mortgage servicing rights:
Balance at beginning of period	$17,318	$9,978	$15,372	$9,484
Additions through originations	1,455	2,685	4,241	3,562
Amortization	(759)	(572)	(1,599)	(955)
Balance at end of period	$18,014	$12,091	$18,014	$12,091

Valuation allowance:
Balance at beginning of period	$2,574	$2,490	$2,995	$928
Provision (release)	65	1,507	(356)	3,069
Balance at end of period	$2,639	$3,997	$2,639	$3,997
Amortized cost, net	$15,375	$8,094	$15,375	$8,094
Fair value	$15,673	$8,294	$15,673	$8,294

During the three months ended June 30, 2021 and 2020, the Company increased the valuation allowance for its MSRs by $65,000 and $1,507,000, respectively. Such adjustments to the valuation allowance were due primarily to changes in fair value caused by the impact of changes in interest rates on expected loan prepayments.

During the six months ended June 30, 2021 the Company decreased the valuation allowance for its MSRs by $356,000 and for the six months ended June 30, 2020, the Company increased the valuation allowance for its MSRs by $3,069,000. Such adjustments to the valuation allowance were due primarily to changes in fair value caused by the impact of changes in interest rates on expected loan prepayments.

8.ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of derivative loan commitments was $139,748,000 and $396,551,000 at June 30, 2021 and December 31, 2020, respectively. The fair value of such commitments at June 30, 2021 and December 31, 2020 was $2,676,000 and $11,821,000, respectively, and is included in other assets in the consolidated balance sheets.

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

The Company expects that these forward loan sale commitments and TBA securities will experience changes in fair value that serve to offset the change in fair value of loans held for sale and derivative loan commitments the degree to which depends on the notional amount of such sale commitments.  The notional amount of forward loan sale commitments and TBA securities was $153,860,000 and $390,248,000 at June 30, 2021 and December 31, 2020, respectively. The fair value of such commitments consisted of liabilities of $289,000 and $2,180,000 at June 30, 2021 and December 31, 2020, respectively, included in other liabilities in the consolidated balance sheets and assets of $61,000 and $44,000 at June 30, 2021 and December 31, 2020, respectively, included in other assets in the consolidated balance sheets.

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

Shares are committed to be released on a monthly basis and allocated as of December 31 of each year. The number of shares to be allocated annually is 18,780 through the year 2040. For the three and six months ended June 30, 2021, the Company recognized compensation expense for the ESOP of $99,000 and $195,000, respectively, compared to $44,000 and $112,000, for the same periods last year, respectively. The fair value of the 366,285 unallocated ESOP shares at June 30, 2021 was $7,584,000.

10.	SHARE REPURCHASE PROGRAM

In October 2020, the Company’s Board of Directors adopted a share repurchase program under which the Company may repurchase up to 552,000 shares, or 10%, of its then outstanding common shares. Repurchases under the program may be made in open market or in privately negotiated transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program may be suspended or terminated at any time without prior notice and is currently set to expire on October 29, 2021. As of June 30, 2021, the Company had repurchased 266,846 shares at a cost of $5,360,000 in connection with the program.

11.	EARNINGS PER SHARE

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

The following table sets forth the calculation of the average number of shares outstanding used to calculate the basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average number of common shares outstanding	5,289,782	5,479,826	5,359,198	5,497,383
Less: Average unallocated ESOP shares	(368,600)	(387,336)	(370,915)	(389,683)
Average number of common shares outstanding used to calculate basic earnings per share	4,921,182	5,092,490	4,988,283	5,107,700
Effect of dilutive stock options	214,400	—	205,360	—
Average number of common shares outstanding used to calculate dilutive earnings per share	5,135,582	5,092,490	5,193,643	5,107,700

12.	STOCK-BASED COMPENSATION

Under the Randolph Bancorp, Inc. 2017 Stock Option and Incentive Plan (the “2017 Equity Plan”), the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and nonqualified stock options may be granted under the 2017 Equity Plan with 586,872 shares initially reserved for options. Any options forfeited because vesting requirements are not met or expired will become available for re-issuance under the 2017 Equity Plan. The exercise price of each option equals the market price of the Company’s stock on the date of the grant and the maximum term of each option is 10 years. The total number of shares initially reserved for restricted stock is 234,749. Options and awards generally vest ratably over three to five years. The fair value of shares awarded is based on the market price at the date of grant.

In addition, the Company granted 15,000 shares of restricted stock and 44,118 options in 2020 as an inducement for senior executives to accept employment (the “2020 Inducement Plan”). The inducement awards and options vest ratably over five years. The fair value of shares awarded is based on the market price at the date of grant.

At the 2021 Annual Meeting of Shareholders held on May 24, 2021, the Company’s shareholders approved the 2021 Equity Incentive Plan (the “2021 Equity Plan”). The 2021 Equity Plan permits equity awards to employees and directors in the form of stock options, restricted stock units and other forms of compensation. The maximum number of shares of common stock to be issued under the 2021 Equity Plan is 100,000. No awards have been granted as of June 30, 2021.

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

During the six months ended June 30, 2021 and 2020, the Company made the following grants of options to purchase shares of common stock and used the following assumptions in measuring the fair value of such grants:

	2021	2020
Options granted	40,491	123,118
Vesting period (years)	5	3-5
Expiration period (years)	10	10
Expected volatility	30.98%	26.71%
Expected life (years)	6.2	6.2
Expected dividend yield	—	—
Risk free interest rate	0.64%	0.45% - 1.10%
Option fair value	$6.20	$2.69 - $4.32

A summary of stock option activity for the six months ended June 30, 2021 is presented in the table below:

Options	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2021	587,168	$13.32	8.40
Granted	40,491	20.06
Forfeited	—	—
Expired	—	—
Balance at June 30, 2021	627,659	$13.75	8.02	$4,363,807
Exercisable at June 30, 2021	192,030	$14.74	6.92	$1,145,387
Unrecognized compensation cost (inclusive of directors' options)	$1,421,212
Weighted average remaining recognition period (years)	2.60

For the six months ended June 30, 2021 and 2020, stock-based compensation expense applicable to stock options was $286,000 and $428,000, respectively. For the three months ended June 30, 2021 and 2020, stock-based compensation expense applicable to stock options was $144,000 and $99,000, respectively.

Included in expense for the six months ended June 30, 2020 is $233,000 attributable to accelerated vesting of options upon the retirement of two executive officers.

Restricted Stock

Shares issued may be either authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will become available for reissuance under the 2017 Equity Plan. The fair market value of shares awarded, based on the market price at the date of grant, is amortized over the applicable vesting period. Restricted stock awarded to date has been at no cost to the awardee. The following table presents the activity in restricted stock awards under the 2017 Equity Plan and the 2020 Inducement Plan for the six months ended June 30, 2021:

	Restricted Stock Awards	Weighted Average Grant Price
Restricted stock awards at January 1, 2021	122,012	$12.72
Granted	—	—
Vested	(7,667)	12.62
Forfeited	—	—
Restricted stock awards at June 30, 2021	114,345	$12.73
Unrecognized compensation cost	$1,093,291
Weighted average remaining recognition period (years)	2.91

For the six months ended June 30, 2021 and 2020 stock-based compensation expense applicable to restricted stock was $251,000 and $700,000, respectively. For the three months ended June 30, 2021 and 2020, stock-based compensation expense applicable to restricted stock was $126,000 and $98,000, respectively.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Securities – All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.  The securities measured at fair value in Level 1 (none at June 30, 2021 and December 31, 2020) are based on quoted market prices in an active exchange market. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

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

Assets and liabilities recorded at fair value on a recurring basis

Assets and liabilities recorded at fair value on a recurring basis are summarized below.

				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
June 30, 2021
Assets:
Securities available for sale	$—	$50,212	$—	$50,212
Portfolio loans (fair value option)	—	18,892	—	18,892
Loans held for sale (fair value option)	—	74,277	—	74,277
Derivative loan commitments	—	2,676	—	2,676
Forward loan sale commitments	—	61	—	61

Liabilities:
Forward loan sale commitments, including TBAs	—	289	—	289

December 31, 2020
Assets:
Securities available for sale	$—	$55,366	$—	$55,366
Portfolio loans (fair value option)	—	13,780	—	13,780
Loans held for sale (fair value option)	—	119,112	—	119,112
Derivative loan commitments	—	11,821	—	11,821
Forward loan sale commitments	—	44	—	44

Liabilities:
Forward loan sale commitments, including TBAs	—	2,180	—	2,180

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the six months ended June 30, 2021 and 2020.

Assets recorded at fair value on a non-recurring basis

The Company may also be required, from time to time, to record certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets as of June 30, 2021 and December 31, 2020.

				Period Ended
	June 30, 2021			June 30, 2021
	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$5,549	$—
Mortgage servicing rights	—	15,375	—	356
Foreclosed real estate	—	—	—	—
	$—	$15,375	$5,549	$356

	December 31, 2020
	Level 1	Level 2	Level 3
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$6,318
Mortgage servicing rights	—	12,377	—
Foreclosed real estate	—	—	132
	$—	$12,377	$6,450

The Company recorded a net decrease in the valuation allowance for its MSRs of $356,000 during the six months ended June 30, 2021. The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of MSRs. The model uses loan prepayment assumptions based on current market conditions and applies a discount rate based on indicated rates of return required by market participants. The decrease in the valuation allowance during the six months ended June 30, 2021 was caused by slower loan prepayment speeds attributable to the increase in interest rates on residential mortgage loans during the period.

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

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2021 and December 31, 2020.

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

	June 30, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Securities available for sale	50,212	50,212	—	50,212	—
Loans held for sale	74,277	74,277	—	74,277	—
Loans, net	540,660	545,062	—	—	545,062
Derivative assets	2,737	2,737	—	2,737	—

Financial liabilities:
Deposits	$571,983	$572,028	$—	$572,028	$—
FRB advances	—	—	—	—	—
FHLBB advances	50,016	50,531	—	50,531	—
Derivative liabilities	289	289	—	289	—

	December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Securities available for sale	55,366	55,366	—	55,366	—
Loans held for sale	119,112	119,112	—	119,112	—
Loans, net	483,644	490,914	—	—	490,914
Derivative assets	11,865	11,865	—	11,865	—

Financial liabilities:
Deposits	$528,307	528,786	$—	$528,786	$—
FRB Advances	11,431	11,431	—	11,431	—
FHLBB advances	61,895	63,071	—	63,071	—
Derivative liabilities	2,180	2,180	—	2,180	—

14.	COMMITMENTS AND CONTINGENCIES

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

The following financial instruments were outstanding, at the dates indicated, whose contract amounts represent credit risk:

	June 30, 2021	December 31, 2020
	(In thousands)
Commitments to originate loans	$167,111	$411,401
Unused lines and letters of credit	86,223	71,458
Unadvanced funds on construction loans	15,894	9,110
Overdraft lines of credit	7,988	7,969

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

Segment information as of and for the three and six months ended June 30, 2021 follows:

	For the Three Months Ended June 30, 2021
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$4,535	$664	$5,199
Provision (credit) for loan losses	(27)	—	(27)
Net interest income after provision (credit) for loan losses	4,562	664	5,226

Non-interest income:
Customer service fees	393	26	419
Gain on loan origination and sale activities, net (1)	—	6,558	6,558
Mortgage servicing fees, net	(94)	475	381
Other	158	118	276
Total non-interest income	457	7,177	7,634

Non-interest expenses:
Salaries and employee benefits	1,746	5,564	7,310
Occupancy and equipment	407	214	621
Other non-interest expenses	1,265	1,431	2,696
Total non-interest expenses	3,418	7,209	10,627
Income before income taxes and elimination of inter-segment profit	$1,601	$632	2,233
Elimination of inter-segment profit			(818)
Income before income taxes			1,415

Income tax expense (benefit)			(162)
Net income			$1,577

Total assets, June 30, 2021	$608,686	$135,456	$744,142

	For the Six Months Ended June 30, 2021
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$8,736	$1,554	$10,290
Provision (credit) for loan losses	(240)	—	(240)
Net interest income after provision (credit) for loan losses	8,976	1,554	10,530

Non-interest income:
Customer service fees	733	53	786
Gain on loan origination and sale activities, net (1)	—	18,232	18,232
Mortgage servicing fees, net	(189)	1,349	1,160
Other	309	251	560
Total non-interest income	853	19,885	20,738

Non-interest expenses:
Salaries and employee benefits	3,548	12,199	15,747
Occupancy and equipment	851	514	1,365
Other non-interest expenses	2,349	3,117	5,466
Total non-interest expenses	6,748	15,830	22,578
Income before income taxes and elimination of inter-segment profit	$3,081	$5,609	8,690
Elimination of inter-segment profit			(1,499)
Income before income taxes			7,191

Income tax expense			1,502
Net income			$5,689

(1)	Before elimination of inter-segment profit.

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the Federal Home Loan Bank of Boston (“FHLBB”) for the period.
2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for Home Equity Line of Credit (“HELOC”) originations. This income for the three and six months ended June 30, 2021 totaled $818,000 and $1,499,000, respectively

3.

Loan servicing fees are charged to EB by EM based on the number of residential mortgage loans held in portfolio at a rate of 0.14% per annum and amounted to $94,000 and $189,000 for the three and six months ended June 30, 2021, respectively.

4.

Certain cost centers provide services to both business segments. The cost centers include Finance, Marketing, IT and Administration. Costs which are common to both business segments are referred to as “indirect costs” and are allocated using relevant benchmarks, e.g. headcount, number of accounts, etc.

Segment information as of and for the three and six months ended June 30, 2020 follows:

	For the Three Months Ended June 30, 2020
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$3,944	$789	$4,733
Provision for loan losses	1,068	—	1,068
Net interest income after provision for loan losses	2,876	789	3,665

Non-interest income:
Customer service fees	245	21	266
Gain on loan origination and sale activities, net (1)	—	14,736	14,736
Mortgage servicing fees, net	(95)	(1,259)	(1,354)
Other	85	132	217
Total non-interest income	235	13,630	13,865

Non-interest expenses:
Salaries and employee benefits	1,925	6,477	8,402
Occupancy and equipment	465	373	838
Other non-interest expenses	1,057	1,082	2,139
Total non-interest expenses	3,447	7,932	11,379

Income (loss) before income taxes and elimination of inter-segment profit	$(336)	$6,487	6,151
Elimination of inter-segment profit			(366)
Income before income taxes			5,785
Income tax expense			594
Net income			$5,191

Total assets, June 30, 2020	$601,313	$122,728	$724,041

	For the Six Months Ended June 30, 2020
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$7,937	$1,220	$9,157
Provision	1,792	—	1,792
Net interest income after credit for loan losses	6,145	1,220	7,365

Non-interest income:
Customer service fees	518	55	573
Gain on loan origination and sale activities, net (1)	—	22,209	22,209
Mortgage servicing fees, net	(182)	(2,426)	(2,608)
Other	225	247	472
Total non-interest income	561	20,085	20,646

Non-interest expenses:
Salaries and employee benefits (2)	5,023	11,504	16,527
Occupancy and equipment	869	668	1,537
Other non-interest expenses	2,203	2,071	4,274
Total non-interest expenses	8,095	14,243	22,338
Income (loss) before income taxes and elimination of inter-segment profit	$(1,389)	$7,062	5,673
Elimination of inter-segment profit			(695)
Income before income taxes			4,978

Income tax expense			605
Net income			$4,373

(1)	Before elimination of inter-segment profit.

(2)   Salaries and benefits for the six months ended June 30, 2020, include the severance and vested stock acceleration costs related to the retirement of the Chief Executive Officer and Chief Financial Officer of the Bank. Total cost of this event was $1.38 million, of which $1.03 million was allocated to the Bank segment and the remainder, $344,000 was allocated to the mortgage segment.

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.
2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for HELOC originations. This income for the three and six months ended June 30, 2020 totaled $366,000 and $695,000, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help investors understand the financial performance of Randolph Bancorp, Inc. and its subsidiary, Envision Bank, through a discussion of the factors affecting its financial condition at June 30, 2021 and December 31, 2020, and its results of operations for the three and six month periods ended June 30, 2021 and 2020. This section should be read in conjunction with the unaudited consolidated financial statements of Randolph Bancorp, Inc. and notes thereto that appear elsewhere in this Quarterly Report. For the purpose of this Quarterly Report, the terms the “Company” “we,” “our,” and “us” refer to Randolph Bancorp, Inc. and its subsidiary unless the context indicates another meaning. When necessary, certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation.

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

•

Paycheck Protection Program. The CARES Act appropriated $349 billion for “paycheck protection loans” through the PPP. The amount appropriated was subsequently increased to $659 billion. Additionally, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act was enacted on December 27, 2020, providing for a second round of PPP loans (“PPP-2”). The Bank has participated in both the PPP and PPP-2. As of June 30, 2021, the Bank had originated 384 PPP loans totaling approximately $26.3 million. On May 5, 2021, the SBA stopped accepting PPP loan applications from most lenders, including the Company, because PPP funding has been exhausted. PPP loans that meet SBA requirements may be forgiven in certain circumstances, are fully guaranteed by the U.S. government, have an initial term of up to five years, and earn interest at rate of 1%. We currently expect a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2021, there were $1.3 million in origination fees associated with the PPP loans. The average authorized loan size is $69,000 and the aggregate number of jobs positively impacted is approximately 2,800. In conjunction with the PPP, the Federal Reserve Bank (“FRB”) has created a lending facility for qualified financial institutions, the Paycheck Protection Program Liquidity Facility (“PPPLF”). The PPPLF will extend credit to depository institutions with a term equal to the term of the pledged collateral at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility. Draws on the PPPLF expired on July 30, 2021.

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

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Total Assets. Total assets increased $23.1 million to $744.1 million at June 30, 2021 from $721.1 million at December 31, 2020. Contributing to asset growth was a $57.0 million increase in net loans, including an increase of $28.3 million in 1-4 family residential loans and $23.8 million in commercial real estate loans. In addition, cash and cash equivalents increased by $21.1 million in the six months ended June 30, 2021, mainly as a result of strong growth in core deposits and the timing of cash proceeds from loan sales. Loans held for sale decreased by $44.8 million to $74.3 million at June 30, 2021 from $119.1 million at December 31, 2020.

Loans Held for Sale. We are actively involved in the secondary mortgage market and sell most of our residential first mortgage loan production to investors. At June 30, 2021, loans held for sale totaled $74.3 million compared to $119.1 million at December 31, 2020, and proceeds from sales of mortgage loans totaled $864.9 million in the six months ended June 30, 2021. Lower mortgage rates available during the first six months of 2021 favorably impacted loan refinancing activity, which comprised 72% of residential mortgage loan originations in the first six months of 2021.

Net Loans. Net loans increased $57.0 million to $540.7 million at June 30, 2021 from $483.6 million at December 31, 2020, primarily as a result of the origination of 1-4 family residential and commercial real estate loans. These increases were partially offset by decreases in construction and consumer loans, where loan repayments have not been offset by increased loan originations or purchases.

Investment Securities. Investment securities, all of which are classified as available for sale, decreased $5.2 million to $50.2 million at June 30, 2021 from $55.4 million at December 31, 2020, primarily due to principal payments on mortgage-backed securities and a decrease in the market value attributable to an increase in longer-term interest rates, partially offset by securities purchases during the first six months of 2021. At June 30, 2021, investment securities and cash and cash equivalents, primary sources of on-balance sheet liquidity, totaled $85.1 million, or 11.4% of total assets.

Mortgage Servicing Rights. MSRs increased $3.0 million to $15.4 million at June 30, 2021 from $12.4 million at December 31, 2020. The principal reason for the increase was the origination of new MSRs, net of amortization, in addition to a reversal of previous impairment charges of $356,000 recognized through a valuation allowance, reflecting the higher interest rate environment. At June 30, 2021, the Company serviced $1.99 billion of mortgage loans for others, an increase of $0.23 billion from $1.76 billion at December 31, 2020. The average value of MSRs at June 30, 2021 stood at 77 basis points, an increase of 6 basis points from the average value of 71 basis points at December 31, 2020.

Deposits. Deposits increased $43.7 million, or 8.3%, to $572.0 million at June 30, 2021 from $528.3 million at December 31, 2020. During this period, customer deposits and non-interest bearing brokered deposits increased by $18.3 million, or 3.7%. The growth in these deposits was directly driven by customers’ receipt of government stimulus payments, PPP loan proceeds which were deposited with us, and our focus on deposit gathering. Interest-bearing brokered deposits, which management considers to be a source of wholesale funding, increased by $25.3 million to $57.1 million at June 30, 2021, from $31.7 million at December 31, 2020.

FHLBB Advances and FRB Advances. FHLBB advances, which consist of term advances, decreased by $11.9 million to $50.0 million at June 30, 2021, from $61.9 million at December 31, 2020. The Company’s deposit gathering activities have reduced the reliance on advances. FRB advances, which consisted of PPPLF advances of $11.4 million at December 31, 2020, were paid off during the six months ended June 30, 2021.

Interest-bearing brokered deposits, FRB advances and FHLBB advances make up the Bank’s wholesale funding which management targets at a limit of 25% of total assets. At June 30, 2021, wholesale funding amounted to $107.1 million, or 14.4% of total assets.

Stockholders’ Equity. Stockholders’ equity increased $891,000 to $100.7 million at June 30, 2021 compared to $99.8 million at December 31, 2020. The increase was mainly attributed to net income of $5.7 million in the six months ended June 30, 2021, and $705,000 of equity adjustments related to the stock benefit plan and employee stock ownership plan.  These increases were partially offset by a decrease in the fair value of available-for sale securities of $701,000, net of taxes, driven by an increase in longer-term interest rates, and the Company repurchasing $4.8 million of shares during the first six months of 2021.

Comparison of Operating Results for the Three Months Ended June 30, 2021 and 2020

General. The Company recognized net income of $1.6 million, or $0.31 per diluted share, for the three months ended June 30, 2021 compared to net income of $5.2 million, or $1.02 per diluted share, for the three months ended June 30, 2020, a decrease of $3.6 million.

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

	For the Three Months Ended June 30,
	2021			2020
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$592,750	$5,505	3.71%	$576,964	$5,723	3.97%
Investment securities (2) (3)	55,376	229	1.65%	58,119	332	2.28%
Interest-earning deposits	43,888	8	0.07%	22,918	5	0.09%
Total interest-earning assets	692,014	5,742	3.32%	658,001	6,060	3.68%
Noninterest-earning assets	40,257			40,156
Total assets	$732,271			$698,157
Interest-bearing liabilities:
Savings accounts	192,434	89	0.18%	158,427	233	0.59%
NOW accounts	69,730	38	0.22%	46,593	50	0.43%
Money market accounts	72,469	43	0.24%	71,396	122	0.68%
Term certificates	104,604	176	0.67%	159,224	677	1.70%
Total interest-bearing deposits	439,237	346	0.32%	435,640	1,082	0.99%
FHLBB and FRB advances	51,502	198	1.54%	79,133	244	1.23%
Total interest-bearing liabilities	490,739	544	0.44%	514,773	1,326	1.03%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	124,656			77,947
Other noninterest-bearing liabilities	13,606			22,893
Total liabilities	629,001			615,613
Total stockholders' equity	103,270			82,544
Total liabilities and stockholders' equity	$732,271			$698,157
Net interest income		$5,198			$4,734
Interest rate spread(4)			2.88%			2.65%
Net interest-earning assets(5)	$201,275			$143,228
Net interest margin(6)			3.00%			2.88%

Ratio of interest-earning assets to interest- bearing liabilities	141.01%			127.82%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available for sale, FHLBB stock and investment in a correspondent bank.
(3)	Includes tax equivalent adjustments for municipal securities, based on an effective tax rate of 21% of $1,000 and $1,000 for the three months ended June 30, 2021 and 2020, respectively.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2021
	Compared to
	Three Months Ended June 30, 2020
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$157	$(375)	$(218)
Investment securities	(15)	(88)	(103)
Interest-earning deposits	4	—	4
Total interest-earning assets	146	(463)	(317)
Interest-bearing liabilities:
Savings accounts	43	(187)	(144)
NOW accounts	19	(31)	(12)
Money market accounts	2	(81)	(79)
Term certificates	(181)	(320)	(501)
Total interest-bearing deposits	(117)	(619)	(736)
FHLBB and FRB advances	(98)	51	(47)
Total interest-bearing liabilities	(215)	(568)	(783)
Change in net interest income	$361	$105	$466

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, decreased $318,000, or 5.2%, to $5.7 million for the three months ended June 30, 2021 compared to $6.1 million for the three months ended June 30, 2020. The yield on interest-earning assets decreased 36 basis points to 3.32% in the second quarter of 2021 from 3.68% in the same quarter of the prior year, given decreasing earning-asset yields in a declining interest rate environment. Partially offsetting the rate impact was an increase in average interest-earning assets between periods of $34.0 million, or 5.2%, as the Company continued to leverage its capital base.

Interest Expense. Interest expense decreased $782,000, or 59.0%, to $544,000 for the three months ended June 30, 2021 compared to $1.3 million for the three months ended June 30, 2020. This decrease resulted in a 59 basis point decrease in the cost of interest-bearing liabilities to 0.44%. The decrease in cost of funds was principally due to a declining interest rate environment and the change in composition of interest-bearing liabilities.

Net Interest Income. Net interest income, inclusive of tax equivalent adjustments on municipal securities, increased $464,000, or 9.8%, to $5.2 million for the three months ended June 30, 2021 compared to $4.7 million for the three months ended June 30, 2020. This increase resulted in a 12 basis point improvement in the net interest margin, to 3.00%, in the second quarter of 2021. The improvement in net interest margin was primarily the result of a favorable change in the composition of our funding and a 103 basis point decline in the cost of term certificates.

Provision for Loan Losses. The Company recognized a credit for loan losses of $27,000 for the quarter ended June 30, 2021 compared to a provision of $1.1 million in the prior year quarter. The credit in the second quarter of 2021 was driven by improvement in the qualitative factors related to the impact of the COVID-19 pandemic and the economic outlook used in the Company’s calculation, along with improvements in credit quality trends, which were partially offset by loan growth. The allowance for loan losses was 1.19%, 1.32% and 1.22% of total loans at June 30, 2021, March 31, 2021 and June 30, 2020, respectively, and was 101.9%, 79.0% and 179.3% of non-performing assets at June 30, 2021, March 31, 2021 and June 30, 2020, respectively.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities decreased $8.6 million, or 60.1%, to $5.7 million for the three months ended June 30, 2021 compared to $14.4 million for the three months ended June 30, 2020. The lower mortgage sales and margins earned on the sale of loans during the second quarter of 2021 was responsible for the decline between the periods.

Other Non-interest Income (Losses). Other non-interest income was $1.1 million in the three months ended June 30, 2021 compared to other non-interest losses of $871,000 during the three months ended June 30, 2020. The $1.9 million increase between periods is mainly attributed to the absence of a $1.5 million impairment charge to MSRs which was recognized in the quarter ended June 30, 2020 as loan prepayment speeds were adjusted to reflect declining interest rates. In addition, customer service fees increased by $153,000 between periods, as customers increased spending activity with the re-opening of the economy, resulting in interchange, overdraft and other fees.

Non-interest Expenses. Non-interest expense decreased $752,000, or 6.6%, to $10.6 million for the three months ended June 30, 2021, from $11.4 million for the three months ended June 30, 2020.

Salaries and employee benefits decreased $1.1 million to $7.3 million in the second quarter of 2021 from $8.4 million in the second quarter of 2020. This decrease was primarily due to lower commissions, incentives, overtime and temporary assistance associated with lower residential loan production during the second quarter of 2021.

Occupancy and equipment expenses decreased $217,000 in the quarter ended June 30, 2021 over the prior year period. This decrease was a result of the consolidation of administrative office space in light of prolonged remote working arrangements and an effort to reduce mortgage banking operating costs in a normalized production environment.

Other non-interest expenses comprising data processing, professional fees, marketing, FDIC insurance and other non-interest expenses increased by $557,000 in the quarter ended June 30, 2021 compared to the prior year period as a result of a $169,000 increase in the provision for unfunded commitments to account for increases to unfunded commercial real estate and construction commitments at the end of the second quarter of 2021, in addition to one-time expenses related to the outsourcing of the Company’s residential loan servicing.

Income Tax Expense (Benefit). An income tax benefit of $162,000 for the three months ended June 30, 2021 consisted of a federal and state income tax provision, based on the projected effective tax rate for the year, offset by the reversal of a valuation allowance on the Company’s charitable contribution carryforward during the quarter of $531,000. Income tax expense for the three months ended June 30, 2020 was $594,000, and consisted of a federal and state income tax provision, which was based on the projected effective tax rate for the year. Partially offsetting the expense was the absorption of previous net operating loss carryforwards.

Comparison of Operating Results for the Six Months Ended June 30, 2021 and 2020

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

	For the Six Months Ended June 30,
	2021			2020
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$593,382	$11,013	3.71%	$554,053	$11,343	4.09%
Investment securities (2) (3)	56,590	476	1.68%	58,459	711	2.43%
Interest-earning deposits	39,713	15	0.08%	20,688	61	0.59%
Total interest-earning assets	689,685	11,504	3.34%	633,200	12,115	3.83%
Noninterest-earning assets	41,146			35,965
Total assets	$730,831			$669,165
Interest-bearing liabilities:
Savings accounts	191,379	187	0.20%	146,635	516	0.70%
NOW accounts	69,621	86	0.25%	42,821	101	0.47%
Money market accounts	74,222	97	0.26%	74,895	321	0.86%
Term certificates	100,812	414	0.82%	173,939	1,570	1.81%
Total interest-bearing deposits	436,034	784	0.36%	438,290	2,508	1.14%
FHLBB and FRB advances	61,126	430	1.41%	63,118	447	1.42%
Total interest-bearing liabilities	497,160	1,214	0.49%	501,408	2,955	1.18%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	115,841			70,332
Other noninterest-bearing liabilities	14,486			16,221
Total liabilities	627,487			587,961
Total stockholders' equity	103,344			81,204
Total liabilities and stockholders' equity	$730,831			$669,165
Net interest income		$10,290			$9,160
Interest rate spread(4)			2.85%			2.65%
Net interest-earning assets(5)	$192,525			$131,792
Net interest margin(6)			2.98%			2.89%

Ratio of interest-earning assets to interest- bearing liabilities	138.72%			126.28%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available for sale, FHLBB stock and investment in a correspondent bank.
(3)	Includes tax equivalent adjustments for municipal securities, based on an effective tax rate of 21% of $2,000 and $3,000 for the six months ended June 30, 2021 and 2020, respectively.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Six Months Ended June 30, 2021
	Compared to
	Six Months Ended June 30, 2020
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$313	$(643)	$(330)
Investment securities	(22)	(213)	(235)
Interest-earning deposits	3	(47)	(44)
Total interest-earning assets	294	(903)	(609)
Interest-bearing liabilities:
Savings accounts	11	(340)	(329)
NOW accounts	18	(33)	(15)
Money market accounts	(3)	(221)	(224)
Term certificates	(502)	(654)	(1,156)
Total interest-bearing deposits	(476)	(1,248)	(1,724)
FHLBB and FRB advances	(14)	(4)	(18)
Total interest-bearing liabilities	(490)	(1,252)	(1,742)
Change in net interest income	$784	$349	$1,133

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, decreased $611,000, or 5.0%, to $11.5 million for the six months ended June 30, 2021 compared to $12.1 million for the six months ended June 30, 2020. The yield on interest-earning assets decreased 49 basis points to 3.34% in the first six months of 2021 from 3.83% in the first six months of the prior year, given decreasing earning-asset yields in a declining interest rate environment. Partially offsetting the rate impact was an increase in average interest-earning assets between periods of $56.5 million, or 8.9%, as the Company increased lending and continued to leverage its capital base.

Interest Expense. Interest expense decreased $1.7 million, or 58.9%, to $1.2 million for the six months ended June 30, 2021 compared to $3.0 million for the six months ended June 30, 2020. This decrease resulted from a 69 basis point decrease in the cost of funds to 0.49%, in addition to a decrease in average interest-bearing liabilities of $4.3 million. The decrease in cost of funds was principally due to a declining interest rate environment and the repricing and runoff of term funding, especially term certificates.

Net Interest Income. Net interest income, inclusive of tax equivalent adjustments on municipal securities, increased $1.1 million, or 12.3%, to $10.3 million for the six months ended June 30, 2021 compared to $9.2 million for the six months ended June 30, 2020. This improvement resulted principally from loan growth and improved interest rate spread mainly reflecting decreased wholesale funding utilization and cost. The net interest margin increased 9 basis points to 2.98% in the first six months of 2021 from 2.89% in the first six months of 2020.

Provision for Loan Losses. The Company recognized a credit for loan losses of $240,000 for the six months ended June 30, 2021, compared to a provision for loan losses of $1.8 million in the prior year period. At June 30, 2021, improvements to qualitative factors related to the impact of the COVID-19 pandemic, the economic outlook, and credit quality trends all helped to generate the credit for loan losses, partially offset by provisions for loan growth.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities decreased $4.8 million, or 22.2%, to $16.7 million for the six months ended June 30, 2021 compared to $21.5 million for the six months ended June 30, 2020. The lower mortgage origination and sale levels and compressed margins on the sale of loans were the contributing factors as market conditions and activity returned to pre-pandemic levels during the second quarter of 2021.

Other Non-interest Income (Losses). Other non-interest income was $2.5 million in the six months ended June 30, 2021, compared to non-interest losses of $1.6 million during the six months ended June 30, 2020. The $4.1 million increase between periods is mainly attributed to a net provision of $3.1 million to the valuation allowance for MSRs which was recognized in the first six months of 2020 as loan prepayment speeds were adjusted higher to reflect the impact of lower interest rates.

Non-interest Expenses. Non-interest expenses increased $240,000, or 1.1%, to $22.6 million for the six months ended June 30, 2021, from $22.3 million for the six months ended June 30, 2020. Non-interest expenses in the first six months of 2021 included $254,000 in accrued severance expenses and $71,000 of outsourcing expenses related to the Company’s outsourcing of its residential loans servicing functions. Non-interest expenses in the first six months of 2020 included one-time charges of $1,375,000 related to the retirement of senior executives as well as $207,000 of COVID-19 pandemic-related expenses, principally related to cleaning and employee compensation.

Salaries and employee benefits decreased $780,000 to $15.7 million in the first six months of 2021 from $16.5 million in the first six months of 2020. This decrease was mainly the result of one-time charges of $1.4 million for the retirement of senior executives and COVID-19 pandemic-related compensation of $101,000 for front-line and quarantined employees in the first six months of 2020.

Occupancy and equipment expenses decreased $172,000, or 11.2%, to $1.4 million in the first six months of 2021 compared to $1.5 million in the first six months of 2020. This decrease was driven by spending on cleaning and supplies related to the COVID-19 pandemic of $106,000 in the first six months of 2020, as well as decreased depreciation of office lease-related assets as a result of consolidating our administrative office space in light of prolonged remote working arrangements.

Other non-interest expenses comprising data processing, professional fees, marketing, FDIC insurance and other non-interest expenses increased by $1.2 million in the six months ended June 30, 2021 versus the prior year period as a result of a combination of factors. Data processing expenses have increased from the prior year period as a result of the large increase in the Company’s mortgage banking customers from the prior year. Higher costs related to elevated mortgage loan production levels during the first six months of 2021 also contributed to the increase in other non-interest expenses. In addition, other non-interest expenses in the first six months of 2021 include an increase in the provision for unfunded commitments of $155,000, related to new commercial real estate and commercial construction commitments.

Income Tax Expense. Income tax expense of $1.5 million for the six months ended June 30, 2021 consisted of a federal and state income tax provision, which was based on the projected effective tax rate for the year, partially offset by the reversal of the valuation allowance on the Company’s charitable contribution carryforwards of $531,000.

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

Comparison of Segment Results for the Three Months Ended June 30, 2021 and 2020

The following table presents a comparison of the results of operations for each segment before incomes taxes and elimination of inter-segment profit, and the changes in those results, for the three months ended June 30, 2021 and 2020.

	Envision Bank				Envision Mortgage
	Three Months Ended June 30,		Increase (Decrease)		Three Months Ended June 30,		Increase (Decrease)
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
	(in thousands)
Net interest income	$4,535	$3,944	$591	15.0%	$664	$789	$(125)	-15.8%
Provision (credit) for loan losses	(27)	1,068	(1,095)	(102.5)	—	—	—	—
Net interest income after provision (credit) for loan losses	4,562	2,876	1,686	58.6	664	789	(125)	(15.8)

Non-interest income:
Customer service fees	393	245	148	60.4	26	21	5	23.8
Gain on loan origination and sale activities, net (1)	—	—	—	—	6,558	14,736	(8,178)	(55.5)
Mortgage servicing fees, net	(94)	(95)	1	1.1	475	(1,259)	1,734	(137.7)
Other	158	85	73	85.9	118	132	(14)	(10.6)
Total non-interest income	457	235	222	94.5	7,177	13,630	(6,453)	(47.3)

Non-interest expenses:
Salaries and employee benefits	1,746	1,925	(179)	(9.3)	5,564	6,477	(913)	(14.1)
Occupancy and equipment	407	465	(58)	(12.5)	214	373	(159)	(42.6)
Other non-interest expenses	1,265	1,057	208	19.7	1,431	1,082	349	32.3
Total non-interest expenses	3,418	3,447	(29)	(0.8)	7,209	7,932	(723)	(9.1)
Income (loss) before income taxes and elimination of inter-segment profit	$1,601	$(336)	$1,937	(576.5)%	$632	$6,487	$(5,855)	(90.3)%

Total Assets at June 30, 2021	$608,686				$135,456
Total Assets at December 31, 2020	537,722				183,350
Increase (decrease)	$70,964				$(47,894)

(1)	Before elimination of inter-segment profit.

Envision Bank Segment

The Envision Bank segment had income before income taxes and elimination of inter-segment profit of $1.6 million for the three months ended June 30, 2021 compared to a loss of $336,000 for the three months ended June 30, 2020. The increase in operating results between periods of $1.9 million was driven by a number of factors as explained below.

Net interest income increased $591,000, or 15.0%, primarily as a result of a decrease in deposit costs, partially offset by a decrease in earning asset yields. The Company recognized a credit for loan losses of $27,000 for the quarter ended June 30, 2021 compared to a provision of $1.1 million in the prior year quarter.

Non-interest income increased by $222,000 between periods, driven by increased customer service fees, as customer activity increased with improved economic conditions in the three months ended June 30, 2021.

Non-interest expense decreased by $29,000 in the quarter ended June 30, 2021 as compared to the prior year period as a result of a combination of factors. Salaries and employee benefits decreased by $179,000, or 9.3%, between periods as a result of a slight decrease in headcount. Occupancy and equipment expenses decreased $58,000 in the quarter ended June 30, 2021 over the prior year period, partly as a result of increased spending on cleaning and supplies related to the COVID-19 pandemic during the three months ended June 30, 2020. Other non-interest expenses increased by $208,000 between periods, due to a $169,000 increase in the provision for unfunded commitments for the three months ended June 30, 2021.

Total assets attributable to the Envision Bank segment increased $71.0 million, or 13.2%, to $608.7 million at June 30, 2021 from $537.7 million at December 31, 2020. This increase was principally due to loan growth.

Envision Mortgage Segment

The Envision Mortgage segment had income before income taxes and elimination of inter-segment profit of $632,000 for the three months ended June 30, 2021 compared to $6.5 million for the three months ended June 30, 2020. The decline of $5.9 million in operating results occurred as a result of a decrease of $8.2 million, or 55.5%, in net gains on loan origination and sale activities.

The net gain on loan origination and sale activities, the principal source of revenue for Envision Mortgage, decreased $8.2 million to $6.6 million in the second quarter of 2021 from $14.7 million in the second quarter of 2020, driven by mortgage loan refinancing in a declining rate environment and higher sale margins in the three months ended June 30, 2020, compared to the three months ended June 30, 2021. Additionally, the impact of a declining mortgage banking pipeline in the three months ended June 30, 2021 also contributed to a decrease in the gain on loan origination and sales activities.

Net interest income decreased $125,000, or 15.8%, to $664,000 in the second quarter of 2021 compared to $789,000 in the second quarter of 2020. This was primarily due to a decrease in loan yields, partially offset by an increase in the average balance of loans held for sale and residential construction loans in the 2021 period.

Mortgage servicing fee income increased $1.7 million between periods largely due to a $1.5 million impairment charge in the valuation allowance for MSRs in the 2020 period due to a decrease in interest rates and an acceleration of mortgage prepayments, versus an impairment charge of $65,000 in the 2021 period.

Non-interest expenses of Envision Mortgage decreased $723,000, or 9.1%, to $7.2 million in the second quarter of 2021 from $7.9 million in the second quarter of 2020. This decrease is primarily due to a decrease of $913,000, or 14.1%, in salaries and employee benefits, largely related to decreased loan production volume.

The decrease of $159,000 in occupancy and equipment costs in the second quarter of 2021 compared to the prior year period was related to office closures that took place throughout 2020 and 2021.

Other non-interest expenses increased $349,000 or 32.3% from the prior year period, as marketing expenses were elevated in a return to a more normalized environment from the prior year.

Total assets attributable to the Envision Mortgage segment were $135.5 million at June 30, 2021, compared to $183.4 million at December 31, 2020.

Comparison of Segment Results for the Six Months Ended June 30, 2021 and 2020

The following table presents a comparison of the results of operations for each segment before incomes taxes and elimination of inter-segment profit, and the changes in those results, for the six months ended June 30, 2021 and 2020.

	Envision Bank				Envision Mortgage
	Six Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
	(in thousands)
Net interest income	$8,736	$7,937	$799	10.1%	$1,554	$1,220	$334	27.4%
Provision (credit) for loan losses	(240)	1,792	(2,032)	(113.4)	—	—	—	—
Net interest income after provision (credit) for loan losses	8,976	6,145	2,831	46.1	1,554	1,220	334	27.4

Non-interest income:
Customer service fees	733	518	215	41.5	53	55	(2)	(3.6)
Gain on loan origination and sale activities, net (1)	—	—	—	—	18,232	22,209	(3,977)	(17.9)
Mortgage servicing fees, net	(189)	(182)	(7)	(3.8)	1,349	(2,426)	3,775	155.6
Other	309	225	84	37.3	251	247	4	1.6
Total non-interest income	853	561	292	52.0	19,885	20,085	(200)	(1.0)

Non-interest expenses:
Salaries and employee benefits (2)	3,548	5,023	(1,475)	(29.4)	12,199	11,504	695	6.0
Occupancy and equipment	851	869	(18)	(2.1)	514	668	(154)	(23.1)
Other non-interest expenses	2,349	2,203	146	6.6	3,117	2,071	1,046	50.5
Total non-interest expenses	6,748	8,095	(1,347)	(16.6)	15,830	14,243	1,587	11.1
Income (loss) before income taxes and elimination of inter-segment profit	$3,081	$(1,389)	$4,470	321.8%	$5,609	$7,062	$(1,453)	20.6%

(1)	Before elimination of inter-segment profit.
(2)

Salaries and employee benefits for the six months ended June 30, 2020, include the severance and vested stock acceleration costs related to the retirement of the Chief Executive Officer and Chief Financial Officer of the Company. The total cost of this event was $1.38 million, of which $1.03 million was allocated to the Envision Bank segment and the remainder, $344,000, was allocated to the Envision Mortgage segment.

Envision Bank Segment

The Envision Bank segment had income before income taxes and elimination of inter-segment profit of $3.1 million for the six months ended June 30, 2021 compared to losses of $1.4 million for the six months ended June 30, 2020. The increase in operating results between periods of $4.5 million was driven by a number of factors as explained below.

Net interest income increased by $799,000, or 10.1%, as a result of increases in interest-earning assets and a decline in the cost of funds. The Company recognized a credit for loan losses of $240,000 for the six months ended June 30, 2021 compared to a provision for loan losses of $1.8 million in the prior year period.

Non-interest income increased between periods by $292,000, driven by higher customer service fees in the six months ended June 30, 2021, given increased economic activity.

Non-interest expense decreased by $1.4 million in the six months ended June 30, 2021 as compared to the prior year period, primarily driven by the absence of $1.0 million of senior management retirement costs allocated to the Envision Bank segment, as well as COVID-19 pandemic-related compensation for front-line and quarantined staff, which were recorded in the six months ended June 30, 2020.

Envision Mortgage Segment

The Envision Mortgage segment had income before income taxes and elimination of inter-segment profit of $5.6 million for the six months ended June 30, 2021 compared to income of $7.1 million for the six months ended June 30, 2020. The decline of $1.5 million in operating results occurred as a result of a decrease of $4.0 million, or 17.9%, in net gains on loan origination and sale activities. Partially offsetting this decrease was an absence of an increase in the valuation allowance for MSRs that occurred during the six months ended June 30, 2020, as a result of a decline in mortgage rates and an increase in mortgage loan prepayments.

The net gain on loan origination and sale activities, the principal source of revenue for Envision Mortgage, decreased $4.0 million to $18.2 million in the six months ended June 30, 2021 from $22.2 million in the six months ended June 30, 2020, driven by lower origination levels as compared to the historic mortgage loan refinancing activity during the first six months of 2020.

Net interest income increased $334,000, or 27.4%, to $1.6 million in the first six months of 2021 compared to $1.2 million in the first six months of 2020. This was primarily due to an increase in the average balance of loans held for sale and residential construction loans in the 2021 period.

Mortgage servicing fee income increased $3.8 million between periods largely due to the absence of a $3.1 million impairment charge to MSRs in the 2020 period given an increase in expected loan prepayment speeds caused by a reduction in interest rates.

Non-interest expenses of Envision Mortgage increased $1.6 million, or 11.1%, to $15.8 million in the second quarter of 2021 from $14.2 million in the second quarter of 2020. This increase is primarily due to an increase of $695,000, or 6.0%, in salaries and employee benefits, and an increase of $1.0 million, or 50.5% in other non-interest expenses largely related to increased closed loan production volume.

The decrease of $154,000 in occupancy and equipment costs in the first six months of 2021 compared to the prior year period was related to office closures that occurred throughout 2020 and 2021, as well as the absence of spending on cleaning and supplies related to the COVID-19 pandemic.

Asset Quality

Nonperforming Assets. The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated.

	June 30, 2021	December 31, 2020
Nonaccrual loans:	(In thousands)
Real estate loans:
One- to four-family residential	$1,854	$1,876
Commercial (1)	4,165	4,713
Home equity loans and lines of credit	383	584
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total nonaccrual loans	6,402	7,173
Other real estate owned	—	132
Total nonperforming assets	$6,402	$7,305
Performing troubled debt restructurings	1,699	1,749
Total nonperforming assets and performing troubled debt restructurings	$8,101	$9,054

Total nonperforming loans to total loans(2)	1.17%	1.46%
Total nonperforming assets to total assets	0.86%	1.01%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.09%	1.26%

(1)	Includes a $621,000 loan which was paid off after June 30, 2021.
(2)	Total loans exclude loans held for sale but include net deferred loan costs and fees.

Interest income that would have been recorded for the six months ended June 30, 2021 had nonaccruing loans been current according to their original terms amounted to $144,000. Income related to nonaccrual loans included in interest income for the six months ended June 30, 2021 amounted to $39,000.

Classified Loans.  The following table shows the aggregate amounts of our regulatory classified loans at the dates indicated.

	June 30, 2021	December 31, 2020
	(In thousands)
Classified assets:
Substandard (1)	$5,339	$5,783
Doubtful	—	—
Loss	—	—
Total classified assets	$5,339	$5,783
Special mention	$9,260	$11,075
(1)	Includes a $621,000 commercial real estate loan which was fully paid off after June 30, 2021.

Assets that do not expose the Company to risk sufficient to warrant classified loan status, but which possess potential weaknesses that deserve close attention, are designated as special mention. As of June 30, 2021, there were $9.3 million of assets designated as special mention compared to $11.1 million at December 31, 2020.

Included in the above table are $8.2 million in special mention loans which have been granted short-term loan payment deferrals for customers experiencing a hardship due to the COVID-19 pandemic. The $8.2 million in special mention loans primarily relate to commercial real estate loans in the hospitality industry where full repayment of the loan was in question beyond the initial deferral period.

Allowance for Loan Losses. The following table sets forth the breakdown for loan losses by loan category at the dates indicated.

	June 30, 2021			December 31, 2020
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$1,272	19.51%	48.31%	$1,646	24.26%	48.16%
Commercial	3,559	54.56%	30.69%	3,402	50.15%	29.41%
Home equity loans and lines of credit	404	6.19%	9.25%	442	6.52%	9.84%
Construction	614	9.41%	5.33%	751	11.07%	6.35%
Commercial and industrial loans	569	8.72%	4.73%	416	6.13%	4.14%
Consumer loans	105	1.61%	1.68%	127	1.87%	2.10%
Total	$6,523	100.00%	100.00%	$6,784	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Allowance at beginning of period	$6,784	$4,280
Provision (credit) for loan losses	(240)	1,792
Charge offs:
Consumer	(26)	(27)
Total charge-offs	(26)	(27)
Recoveries:
One- to four-family residential	3	7
Commercial and industrial	2	-
Consumer	—	7
Total recoveries	5	14
Net charge-offs	(21)	(13)
Allowance at end of period	$6,523	$6,059
Total loans outstanding(1)	$547,183	$496,997
Average loans outstanding	$593,382	$554,053
Allowance for loan losses as a percent of total loans outstanding(1)	1.19%	1.22%
Net loans charged off as a percent of average loans outstanding(2)	0.01%	0.00%
Allowance for loan losses to nonperforming loans	101.89%	158.24%

(1)	Total loans exclude loans held for sale but include net deferred loan costs and fees.
(2)	Annualized.

Liquidity and Capital Resources

At June 30, 2021, we had $50.0 million of FHLBB advances and no FRB advances outstanding. At that date, we had the ability to borrow up to an additional $98.3 million from the FHLBB, $2.0 million under a line of credit from the Federal Reserve Bank of Boston and $7.5 million under an unsecured line of credit with a correspondent bank.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2021, cash and cash equivalents totaled $34.9 million.

Financing activities consist primarily of activity in deposit accounts and borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Deposits increased $43.7 million, or 8.3%, to $572.0 million at June 30, 2021 from $528.3 million at December 31, 2020. During this period, interest-bearing brokered deposits, which management considers to be a source of wholesale funding and an alternative to FHLBB advances, increased $25.3 million. FHLBB advances decreased $11.9 million to $50.0 million at June 30, 2021 from $61.9 million at December 31, 2020.

Interest-bearing brokered deposits and the FRB and FHLBB advances make up the Bank’s wholesale funding which management targets at a limit of 25% of assets. At June 30, 2021, wholesale funding amounted to $107.1 million, or 14.4% of total assets.

At June 30, 2021, we had $167.1 million in loan commitments outstanding, including $139.7 million related to loans to be sold in the secondary mortgage market and to other financial institutions. In addition to commitments to originate loans, we had $86.2 million in unused lines of credit to borrowers and letters of credit and $15.9 million in undisbursed construction loans. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2021 totaled $94.8 million, including $40.0 million of brokered certificates of deposit. Management expects, based on historical experience, that a substantial portion of the maturing non-brokered certificates of deposit will be renewed.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. At June 30, 2021, the Bank’s Tier 1 capital to average assets ratio was 12.63%. The Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines as of June 30, 2021.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to disclose quantitative and qualitative information about market risk as it qualifies as a smaller reporting company.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	67,642	$20.15	67,642	324,718
May 1, 2021 - May 31, 2021	23,001	20.80	23,001	301,717
June 1, 2021 - June 30, 2021	16,563	21.57	16,563	285,154
	107,206	$20.53	107,206	285,154

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

101

Inline XBRL Instance Document - The following materials from Randolph Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2021 and 2020 and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Randolph Bancorp, Inc.

Date: August 5, 2021	By:	/s/ William M. Parent
William M. Parent
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Lauren B. Messmore
Lauren B. Messmore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)