Form 10-Q
period 2021-09-30
Randolph Bancorp, Inc.
filed 2021-11-04
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, there were 5,100,276 shares of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

(In thousands except for share data)

	September 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$3,696	$4,206
Interest-bearing deposits	9,180	9,568
Total cash and cash equivalents	12,876	13,774
Securities available for sale, at fair value	51,725	55,366
Loans held for sale, at fair value	75,400	119,112
Loans, net of allowance for loan losses of $6,432 in 2021 and $6,784 in 2020	564,619	483,644
Federal Home Loan Bank of Boston stock, at cost	3,239	3,576
Accrued interest receivable	1,763	1,562
Mortgage servicing rights, net	15,402	12,377
Premises and equipment, net	6,462	4,781
Bank-owned life insurance	8,744	8,622
Foreclosed real estate	—	132
Other assets	10,867	18,126
Total assets	$751,097	$721,072

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$134,058	$96,731
Interest-bearing	439,347	431,576
Total deposits	573,405	528,307
Federal Reserve Bank advances	—	11,431
Federal Home Loan Bank of Boston advances	62,900	61,895
Mortgagors' escrow accounts	1,905	2,338
Post-employment benefit obligations	2,182	2,382
Other liabilities	10,108	14,900
Total liabilities	650,500	621,253

Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred stock, no par value; authorized: 1,000,000 shares; issued: none	—	—
Common stock, $.01 par value; authorized: 15,000,000 shares; issued and outstanding: 5,103,619 shares at September 30, 2021 and 5,495,514 shares at December 31, 2020	50	54
Additional paid-in capital	43,574	50,937
Retained earnings	60,504	51,689
ESOP-Unearned compensation	(3,615)	(3,756)
Accumulated other comprehensive income, net of tax	84	895
Total stockholders' equity	100,597	99,819
Total liabilities and stockholders' equity	$751,097	$721,072

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans	$6,226	$5,337	$17,239	$16,680
Securities-taxable	219	297	682	990
Securities-tax exempt	4	7	16	22
Interest-bearing deposits and certificates of deposit	4	7	19	68
Total interest and dividend income	6,453	5,648	17,956	17,760

Interest expense:
Deposits	299	730	1,082	3,237
Borrowings	178	249	608	696
Total interest expense	477	979	1,690	3,933

Net interest income	5,976	4,669	16,266	13,827
Provision (credit) for loan losses	(90)	546	(330)	2,338
Net interest income after provision (credit) for loan losses	6,066	4,123	16,596	11,489

Non-interest income:
Customer service fees	410	330	1,196	902
Gain on loan origination and sale activities, net	7,229	18,102	23,962	39,616
Mortgage servicing fees, net	274	1,180	1,434	(1,428)
Increase in cash surrender value of life insurance	41	46	122	136
Other	195	216	674	598
Total non-interest income	8,149	19,874	27,388	39,824
Non-interest expenses:
Salaries and employee benefits	6,381	7,911	22,128	24,439
Occupancy and equipment	714	859	2,079	2,395
Data processing	367	242	931	663
Professional fees	490	253	1,374	888
Marketing	134	154	504	458
FDIC insurance	54	41	162	136
Other	1,719	1,591	5,259	4,410
Total non-interest expenses	9,859	11,051	32,437	33,389
Income before income taxes	4,356	12,946	11,547	17,924
Income tax expense	1,230	2,661	2,732	3,266
Net income	$3,126	$10,285	$8,815	$14,658

Earnings per common share:
Basic	$0.64	$2.01	$1.78	$2.86
Diluted	$0.62	$2.01	$1.71	$2.86

Weighted average shares outstanding:
Basic	4,869,155	5,120,367	4,948,137	5,123,705
Diluted	5,074,676	5,120,367	5,153,548	5,126,077

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$3,126	$10,285	$8,815	$14,658

Other comprehensive income:
Securities available for sale:
Unrealized holding gains (losses)	(160)	(108)	(952)	1,613
Related tax effects	38	—	129	—
Net-of-tax amount	(122)	(108)	(823)	1,613

Supplemental retirement plan:
Reclassification adjustments (1):
Actuarial losses	12	9	36	27
Prior service credits	(8)	(12)	(24)	(36)
	4	(3)	12	(9)
Related tax effects	—	—	—	—
Net-of-tax amount	4	(3)	12	(9)

Total other comprehensive income (loss)	(118)	(111)	(811)	1,604

Comprehensive income	$3,008	$10,174	$8,004	$16,262

(1)	Amounts are included in other non-interest expenses in the consolidated statements of operations.

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended September 30, 2021 and 2020

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Equity
	(Dollars in thousands)
Balance at June 30, 2020	5,479,884	$55	$51,013	$36,130	$(3,850)	$1,181	$84,529
Net income	—	—	—	10,285	—	—	10,285
Other comprehensive income (loss)	—	—	—	—	—	(111)	(111)
Stock repurchased	(1,624)	—	(16)	—	—	—	(16)
Restricted stock awards granted	48,130	—	—	—	—	—	—
Restricted stock awards forfeited	(2,000)	—	—	—	—	—	—
Stock-based compensation	—	—	199	—	—	—	199
ESOP shares committed to be released	—	—	5	—	47	—	52
Balance at September 30, 2020	5,524,390	$55	$51,201	$46,415	$(3,803)	$1,070	$94,938

Balance at June 30, 2021	5,254,522	$52	$46,740	$57,378	$(3,662)	$202	$100,710
Net income	—	—	—	3,126	—	—	3,126
Other comprehensive income (loss)	—	—	—	—	—	(118)	(118)
Stock repurchased	(168,733)	(2)	(3,533)	—	—	—	(3,535)
Restricted stock awards granted	19,750	—	—	—	—	—	—
Restricted stock awards forfeited	(1,056)	—	—	—	—	—	—
Share redemptions for tax withholdings
for restricted stock vesting	(1,198)	—	(24)	—	—	—	(24)
Stock-based compensation	—	—	336	—	—	—	336
ESOP shares committed to be released	—	—	50	—	47	—	97
Proceeds from exercise of options, net	334	—	5	—	—	—	5
Balance at September 30, 2021	5,103,619	$50	$43,574	$60,504	$(3,615)	$84	$100,597

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2021 and 2020

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Equity
	(Dollars in thousands)
Balance at December 31, 2019	5,576,855	$56	$51,127	$31,757	$(3,944)	$(534)	$78,462
Net income	—	—	—	14,658	—	—	14,658
Other comprehensive income	—	—	—	—	—	1,604	1,604
Stock repurchased	(101,131)	(1)	(1,216)	—	—	—	(1,217)
Restricted stock awards granted	63,130	—	—	—	—	—	—
Restricted stock awards forfeited	(9,251)	—	—	—	—	—	—
Share redemption for tax withholdings
for restricted stock vesting	(5,213)	—	(60)	—	—	—	(60)
Stock-based compensation	—	—	1,327	—	—	—	1,327
ESOP shares committed to be released	—	—	23	—	141	—	164
Balance at September 30, 2020	5,524,390	$55	$51,201	$46,415	$(3,803)	$1,070	$94,938

Balance at December 31, 2020	5,495,514	$54	$50,937	$51,689	$(3,756)	$895	$99,819
Net income	—	—	—	8,815	—	—	8,815
Other comprehensive income (loss)	—	—	—	—	—	(811)	(811)
Stock repurchased	(408,525)	(4)	(8,345)	—	—	—	(8,349)
Restricted stock awards granted	19,750	—	—	—	—	—	—
Restricted stock awards forfeited	(1,056)	—	—	—	—	—	—
Share redemption for tax withholdings
for restricted stock vesting	(2,398)	—	(47)	—	—	—	(47)
Stock-based compensation	—	—	873	—	—	—	873
ESOP shares committed to be released	—	—	151	—	141	—	292
Proceeds from the exercise of options, net	334	—	5		—	—	5
Balance at September 30, 2021	5,103,619	$50	$43,574	$60,504	$(3,615)	$84	$100,597

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$8,815	$14,658
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	(330)	2,338
Loans originated for sale	(1,064,047)	(1,144,058)
Net gain on sales of mortgage loans	(23,962)	(43,539)
Proceeds from sales of mortgage loans	1,133,536	1,158,237
Net amortization of securities	295	218
Net change in deferred loan costs and fees, and purchase premiums	93	324
Depreciation and amortization	533	1,028
Loss on sale of foreclosed assets	5	—
Stock-based compensation	873	1,327
ESOP expense	292	164
Increase in cash surrender value of life insurance	(122)	(136)
Net (increase) decrease in mortgage servicing rights	(3,025)	(2,388)
Other, net	4,314	545
Net cash provided by (used in) operating activities	57,270	(11,282)

Cash flows from investing activities:
Redemptions of certificates of deposit	—	490
Securities available for sale:
Purchases	(9,780)	(11,543)
Calls/maturities	1,445	4,500
Principal payments on mortgage-backed securities	10,729	10,390
Net loan originations	(82,884)	(10,155)
Loan purchases	(1,822)	(1,519)
Redemptions (purchases) of Federal Home Loan Bank of Boston stock	337	(1,380)
Purchases of premises and equipment	(2,236)	(503)
Proceeds from the sale of foreclosed real estate	127	—
Loss on disposal of assets	21	90
Net cash used in investing activities	(84,063)	(9,630)

Cash flows from financing activities:
Net increase in non-interest bearing deposits	37,327	31,749
Net increase (decrease) in interest-bearing deposits	7,771	(6,506)
Net increase (decrease) in short-term Federal Reserve Bank borrowings	(11,431)	15,318
Net increase (decrease) in short-term Federal Home Loan Bank of Boston borrowings	17,892	(14,822)
Issuance of long-term Federal Home Loan Bank of Boston advances	5,000	40,000
Repayments of long-term Federal Home Loan Bank of Boston advances	(21,887)	(2,678)
Net decrease in mortgagors' escrow accounts	(433)	(93)
Repurchases of common stock	(8,349)	(1,217)
Proceeds from exercise of stock options	5	—
Net cash provided by financing activities	25,895	61,751

Net change in cash and cash equivalents	(898)	40,839
Cash and cash equivalents at beginning of period	13,774	8,252
Cash and cash equivalents at end of period	$12,876	$49,091
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$1,884	$4,225
Income taxes paid	$2,257	$1,025
Non-cash item:
Transfer of held for sale loans to portfolio	$9,449	$6,537
Transfer of portfolio loans to loans held for sale	$13,417	$—
Transfer of portfolio loan to foreclosed real estate	$—	$132

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2021 and 2020

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

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying interim financial statements do not include all information required under GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other interim period.

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

3.	COVID-19 PANDEMIC RESPONSE.

The following summarizes the more significant financial repercussions of the COVID-19 pandemic for the Company.

Credit Quality and Allowance for Loan Losses

The Company increased the allowance for loan losses during 2020 directly related to its estimate, based on available information, of probable incurred losses resulting from the impact of the COVID-19 pandemic. During the first three quarters of 2021, the Company decreased part of the allowance for loan losses, based on available information, due to improving conditions related to the COVID-19 pandemic. As the Company acquires additional information on overall economic prospects together with further assessments of the impact on individual borrowers, the loss estimated will be revised as needed, and these revisions could be material. The Company’s approach to estimating the impact of this pandemic on credit quality is presented in Note 6 – “Loans and Allowance for Loan Losses.”

Disaster Response Plan Costs

The Company implemented its disaster response plans when the national emergency was declared and a stay-at-home order was issued in the Commonwealth of Massachusetts in March 2020. To operate in this mode the Company incurred expenses for, among other things, compensation for front-line and quarantined employees, buying equipment for a remote workforce, cleaning of office and branch buildings, and communications with customers regarding the status of the Company’s operations. These plan costs were immaterial for first nine months of 2021 and were $229,000 during the first nine months of 2020.

Loan Payment Deferral and Paycheck Protection Program

In response to the pandemic’s effect on our customers, the Company implemented a series of measures through the date of this report, including participation in the Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP”) and granting payment deferrals for residential mortgage, home equity and certain commercial borrowers who were current in their payments. The table below summarizes the lending activity and outstanding balances of PPP loans and the associated pledges to the Board of Governors of the Federal Reserve System’s (“FRB”) Paycheck Protection Program Liquidity Facility (“PPPLF”):

		PPP Loan Balance		FRB Advances
	PPP Loans	Outstanding at	Amount Pledged	Outstanding at
	Originated	September 30, 2021	to PPPLF	September 30, 2021 (1)
	(In thousands)
2020 PPP loans	$15,387	$35	$15,387	$-
2021 PPP loans	10,967	6,031	-	-
Total Activity	$26,354	$6,066	$15,387	$-
(1)	FRB advances were fully repaid during the first quarter of 2021 and the associated PPP loans are no longer pledged.

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

The Company has agreed to loan payment deferrals on commercial loans totaling $37.7 million, residential real estate loans in portfolio totaling $18.9 million and residential real estate loans serviced for others totaling $67.6 million as of September 30, 2021.    The commercial loan payment deferrals are concentrated in the hotel and hospitality, restaurant and retail service industries. The qualifying residential real estate and commercial loan borrowers were required to contact the Company to receive loan payment deferrals.

The table below summarizes the status of the bank’s loan deferral activity at September 30, 2021:

		Status of Deferrals Granted
		Currently Outstanding		Paid Off
	Deferrals	Suspended/	Resumed	Full
	Granted (1)	Reduced Payment (2)	Payment (2)	Payoff (3)
	(In thousands)
September 30, 2021
Real estate loans:
Residential:
One- to four-family	$15,646	$1,727	$9,376	$4,543
Home equity loans and lines of credit	2,907	43	1,518	1,346
Construction	341	-	341	-
Commercial	34,306	-	28,886	5,420
Total real estate loans	53,200	1,770	40,121	11,309

Commercial and industrial	3,436	-	1,426	2,010
Consumer	61	-	61	-
Total	$56,697	$1,770	$41,608	$13,319

December 31, 2020
Real estate loans:
Residential:
One- to four-family	$15,514	$12,974	$2,109	$431
Home equity loans and lines of credit	3,179	626	1,287	1,266
Construction	350	350	-	-
Commercial	34,754	6,544	25,406	2,804
Total real estate loans	53,797	20,494	28,802	4,501

Commercial and industrial	3,645	-	1,635	2,010
Consumer	68	68	-	-
Total	$57,510	$20,562	$30,437	$6,511
(1)	This column equals the current outstanding balance of loans that received a deferral, plus the balance of loans that were deferred and were paid off in full.
(2)

These two columns are the current balance of all loans that received a deferral. The Suspended/Reduced Payment column represents loans currently in a deferral period and the Resumed Payment column represents loans that are no longer in a deferral period and have resumed normal payment.

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

In accordance with the Company’s credit risk management, loans are evaluated as part of an ongoing risk identification process that appropriately applies risk ratings on loans affected by COVID-19. Following a loan modification, the Company reassesses risk ratings for each loan based on a borrower’s current debt level, current financial condition, repayment ability and collateral. Payment deferral programs related to COVID-19 do not automatically result in an adverse risk rating.

Accordingly, the table below summarizes the risk rating and for all loans that were granted deferral, and any loans that were listed in nonaccrual status at September 30, 2021:

	Pass Rated /	Special	Sub-	Non-
	Not Rated (1)	Mention (1)	standard (1)	accrual (1) (2)
	(In thousands)
September 30, 2021
Real estate loans:
Residential:
One- to four-family	$10,890	$213	$-	$213
Home equity loans and lines of credit	1,561	-	-	-
Construction	341	-	-	-
Commercial	17,783	7,560	3,543	-
Total real estate loans	30,575	7,773	3,543	213

Commercial and industrial	1,067	359	-	-
Consumer	61	-	-	-
Total	$31,703	$8,132	$3,543	$213

December 31, 2020
Real estate loans:
Residential:
One- to four-family	$14,887	$196	$-	$196
Home equity loans and lines of credit	1,913	-	-	-
Construction	350	-	-	-
Commercial	19,020	8,748	4,182	4,182
Total real estate loans	36,170	8,944	4,182	4,378

Commercial and industrial	1,204	431	-	-
Consumer	68	-	-	-
Total	$37,442	$9,375	$4,182	$4,378
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

The components of accumulated other comprehensive income, included in total stockholders’ equity, are as follows:

	September 30,	December 31,
	2021	2020
	(In thousands)
Securities available for sale:
Net unrealized gain	$761	$1,713
Tax effect	(184)	(313)
Net-of-tax amount	577	1,400
Supplemental retirement plan
Unrecognized net actuarial loss	(676)	(712)
Unrecognized net prior service credit	230	254
	(446)	(458)
Tax effect	(47)	(47)
Net-of-tax amount	(493)	(505)
Accumulated other comprehensive income	$84	$895

5.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2021
Debt securities:
U.S. Treasury	9,783	—	(75)	9,708
U.S. Government-sponsored enterprises	1,995	—	(3)	1,992
Corporate	3,020	43	—	3,063
Municipal	350	1	—	351
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	23,133	463	(142)	23,454
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	8,764	363	—	9,127
U.S. Government-guaranteed	239	2	—	241
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	844	25	—	869
U.S. Government-guaranteed	2,836	84	—	2,920
Total securities available for sale	$50,964	$981	$(220)	$51,725

December 31, 2020
Debt securities:
U.S. Government-sponsored enterprises	$1,993	$3	$—	$1,996
Corporate	4,300	56	—	4,356
Municipal	595	5	—	600
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	32,538	919	—	33,457
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	8,857	525	—	9,382
U.S. Government-guaranteed	977	24	—	1,001
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	996	52	—	1,048
U.S. Government-guaranteed	3,398	128	—	3,526
Total securities available for sale	$53,654	$1,712	$—	$55,366

There were no sales of securities during the nine months ended September 30, 2021 and 2020.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2021 are presented below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$500	$502
After 1 year through 5 years	8,926	8,912
After 5 years through 10 years	5,722	5,700
	15,148	15,114
Mortgage-backed securities	35,816	36,611
	$50,964	$51,725

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
September 30, 2021
Debt securities:
U.S. Treasury	(75)	9,708	—	—
U.S. Government-sponsored enterprises	(3)	1,992	—	—
Residential mortgage-backed securities
U.S. Government-sponsored enterprises	(142)	9,072	—	—
Total	$(220)	$20,772	$—	$—

At September 30, 2021, twelve debt securities had unrealized losses with aggregate depreciation of 1.05% from the Company’s amortized cost basis. The unrealized losses at September 30, 2021 were due to securities price fluctuations related to changes in interest rates and not credit quality, since the time they were purchased. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at September 30, 2021.

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio is as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Real estate loans:
Residential:
One- to four-family	$265,561	$235,648
Home equity loans and lines of credit	56,124	48,166
Commercial	185,100	143,893
Construction	34,479	31,050
Total real estate loans	541,264	458,757
Commercial and industrial	19,896	20,259
Consumer	8,860	10,289
Total loans	570,020	489,305
Allowance for loan losses	(6,432)	(6,784)
Net deferred loan costs and fees, and purchase premiums	1,031	1,123
Loans, net	$564,619	$483,644

The following tables present activity in the allowance for loan losses by loan category for the three and nine months ended September 30, 2021 and 2020, and allocation of the allowance to each category as of September 30, 2021 and December 31, 2020:

	Residential 1-4 Family	Second Mortgages and HELOC	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2021

Allowance at June 30, 2021	$1,272	$404	$3,559	$614	$569	$105	$6,523
Provision (credit) for loan losses	(50)	45	(124)	77	(49)	11	(90)
Loans charged-off	—	—	—	—	—	(4)	(4)
Recoveries	1	—	—	—	—	2	3
Balance at September 30, 2021	$1,223	$449	$3,435	$691	$520	$114	$6,432

Three Months Ended September 30, 2020

Allowance at June 30, 2020	$1,553	$378	$2,766	$897	$319	$146	$6,059
Provision for loan losses	30	77	589	(90)	(75)	15	546
Loans charged-off	—	(3)	—	—	—	(8)	(11)
Recoveries	-	—	—	—	2	1	3
Balance at September 30, 2020	$1,583	$452	$3,355	$807	$246	$154	$6,597

Nine Months Ended September 30, 2021

Allowance at December 31, 2020	$1,646	$442	$3,402	$751	$416	$127	$6,784
Provision (credit) for loan losses	(427)	7	33	(60)	102	15	(330)
Loans charged-off	—	—	—	—	—	(30)	(30)
Recoveries	4	—	—	—	2	2	8
Balance at September 30, 2021	$1,223	$449	$3,435	$691	$520	$114	$6,432

Nine Months Ended September 30, 2020

Allowance at December 31, 2019	$1,096	$289	$1,840	$692	$235	$128	$4,280
Provision for loan losses	480	166	1,515	115	9	53	2,338
Loans charged-off	—	(3)	—	—	—	(37)	(40)
Recoveries	7	—	—	—	2	10	19
Balance at September 30, 2020	$1,583	$452	$3,355	$807	$246	$154	$6,597

Additional information pertaining to the allowance for loan losses at September 30, 2021 and December 31, 2020 is as follows:

	Residential 1-4 Family	Second Mortgages and HELOC	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
September 30, 2021	(In thousands)
Allowance for impaired loans	$122	$18	$—	$—	$—	$—	$140
Allowance for non-impaired loans	1,101	431	3,435	691	520	114	6,292
Total allowance for loan losses	$1,223	$449	$3,435	$691	$520	$114	$6,432

Impaired loans	$2,751	$605	$—	$—	$—	$—	$3,356
Non-impaired loans	262,810	55,519	185,100	34,479	19,896	8,860	566,664
Total loans	$265,561	$56,124	$185,100	$34,479	$19,896	$8,860	$570,020

December 31, 2020

Allowance for impaired loans	$133	$—	$—	$—	$—	$—	$133
Allowance for non-impaired loans	1,513	442	3,402	751	416	127	6,651
Total allowance for loan losses	$1,646	$442	$3,402	$751	$416	$127	$6,784

Impaired loans	$3,575	$623	$4,751	$—	$—	$—	$8,949
Non-impaired loans	232,073	47,543	139,142	31,050	20,259	10,289	480,356
Total loans	$235,648	$48,166	$143,893	$31,050	$20,259	$10,289	$489,305

As described in Note 3 – “COVID-19 Pandemic Response” the COVID-19 pandemic has affected the Company’s operations starting in the first quarter of 2020.  This pandemic severely disrupted normal economic activity in the communities the Company serves, along with the rest of the nation. It is impossible to know the full extent of the impact of the COVID-19 pandemic and the continued effects it may have on the Company’s operations.

Management has determined a separate element of the allowance to represent the estimate of probable incurred losses associated with the impact of the pandemic on the Company’s loan portfolios. This estimate is judgmental and subject to changes as conditions evolve. This qualitative element of the allowance was determined based on the impact the pandemic has had on current employment levels, economic activity in the Company’s geographic regions, and the time it could take for the affected regions to return to a more normalized operating environment.

The following is a summary of past due and non-accrual loans at September 30, 2021 and December 31, 2020:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual Loans
	(In thousands)
September 30, 2021
Residential one- to four-family (1)	$1,467	$670	$—	$2,137	$1,014
Home equity loans and lines of credit (2)	992	—	356	1,348	490
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	62	17	—	79	—
Total	$2,521	$687	$356	$3,564	$1,504

December 31, 2020
Residential one- to four-family	$—	$—	$—	$—	$1,876
Home equity loans and lines of credit	95	—	317	412	584
Commercial real estate	—	—	26	26	4,713
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	38	64	—	102	—
Total	$133	$64	$343	$540	$7,173
(1)	Subsequent to September 30, 2021, residential one- to four-family loans with a principal balance totaling $1.4 million made payments to become current.
(2)	Subsequent to September 30, 2021, home equity loans and lines of credit with a principal balance totaling $893,000 made payments to become current.

The following is a summary of impaired loans at September 30, 2021 and December 31, 2020:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
September 30, 2021
Impaired loans without a valuation allowance:
Residential one- to four-family	$1,305	$1,318
Home equity loans and lines of credit	479	487
Total	1,784	1,805

Impaired loans with a valuation allowance:
Residential one- to four-family	1,426	1,433	$122
Home equity loans and lines of credit	108	118	18
Total	1,534	1,551	140
Total impaired loans	$3,318	$3,356	$140

December 31, 2020
Impaired loans without a valuation allowance:
Residential one- to four-family	$2,160	$2,181
Home equity loans and lines of credit	626	623
Commercial real estate	4,753	4,751
Total	7,539	7,555

Impaired loans with a valuation allowance:
Residential one- to four-family	1,382	1,394	$133
Total	1,382	1,394	133
Total impaired loans	$8,921	$8,949	$133

Additional information pertaining to impaired loans follows:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Three Months Ended September 30, 2021
Residential one- to four-family	$2,718	$19	$33
Home equity loans and lines of credit	649	2	1
Total	$3,367	$21	$34

Three Months Ended September 30, 2020
Residential one- to four-family	$4,630	$144	$61
Home equity loans and lines of credit	607	25	—
Commercial real estate	7,028	—	—
Consumer	33	—	—
Total	$12,298	$169	$61
Nine Months Ended September 30, 2021
Residential one- to four-family	$3,263	$54	$110
Home equity loans and lines of credit	574	4	2
Commercial real estate	3,321	—	—
Total	$7,158	$58	$112

Nine Months Ended September 30, 2020
Residential one- to four-family	$4,563	$277	$131
Home equity loans and lines of credit	559	27	—
Commercial real estate	4,713	—	—
Consumer	15	—	—
Total	$9,850	$304	$131

Troubled Debt Restructurings

The Company periodically grants concessions to borrowers experiencing financial difficulties. The Company’s troubled debt restructurings consist primarily of interest rate concessions for periods of three months to thirty years for residential real estate loans, and for periods up to one year for commercial real estate loans.

	Number of Contracts	TDRs Listed as Accrual	Number of Contracts	TDRs Listed as Non-accrual	Total Number of Contracts	Total TDRs
	(In thousands)
September 30, 2021
Residential one- to four-family	11	$1,716	3	$920	14	$2,636
Home equity loans and lines of credit	2	99	1	109	3	208
Total	13	$1,815	4	$1,029	17	$2,844

December 31, 2020
Residential one- to four-family	$12	$1,666	$4	$1,167	16	$2,833
Home equity loans and lines of credit	1	42	—	—	1	42
Commercial real estate	1	40	—	—	1	40
Total	14	1,748	4	$1,167	18	$2,915

For the nine months ended September 30, 2021, the Company entered into one troubled debt restructuring, for a one- to four-family loan for $57,000. The troubled debt restructuring decreased the interest rate on the loan and extended the maturity. The Company did not enter into any loan modifications meeting the criteria of a troubled debt restructuring for the nine months ended September 30, 2020.

Management performs a discounted cash flow calculation to determine the amount of valuation reserve required on each of the troubled debt restructurings. Any reserve required is recorded as part of the allowance for loan losses. During the three and nine months ended September 30, 2021 and 2020, there were no material changes to the allowance for loan losses as a result of loan modifications made which were considered a troubled debt restructuring.

No additional funds are committed to be advanced in connection with troubled debt restructurings.

During the three and nine months ended September 30, 2021 and 2020, there were no troubled debt restructurings that defaulted (over 30 days past due) within twelve months of the restructure date.

At September 30, 2021, there were two residential real estate loans that were modified under a troubled debt restructuring prior to the pandemic that were granted payment deferral plans. One loan, totaling $289,000, was performing in accordance with its modified terms and is currently in repayment, and one loan, for $213,000, was not performing in accordance for more than six months, and is no longer in payment suspension.

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

The following table presents the Company’s loans by risk rating at the dates indicated:

	Residential 1-4 Family	Second Mortgages and HELOC	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
	(In thousands)
September 30, 2021
Not Rated	$264,540	$55,626	$—	$—	$—	$8,860	$329,026
Loans rated 1 - 3B (Pass rated)	—	—	173,806	34,479	19,537	—	227,822
Loans rated 4	365	381	7,751	—	359	—	8,856
Loans rated 5	656	117	3,543	—	—	—	4,316
	$265,561	$56,124	$185,100	$34,479	$19,896	$8,860	$570,020

December 31, 2020
Not Rated	$233,773	$47,582	$—	$—	$—	$10,289	$291,644
Loans rated 1 - 3B (Pass rated)	—	—	129,925	31,050	19,828	—	180,803
Loans rated 4	803	584	9,257	—	431	—	11,075
Loans rated 5	1,072	—	4,711	—	—	—	5,783
	$235,648	$48,166	$143,893	$31,050	$20,259	$10,289	$489,305

7.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying unaudited consolidated balance sheets. The unpaid principal balances of residential mortgage loans serviced for others were $1.96 billion and $1.76 billion at September 30, 2021 and December 31, 2020, respectively.

The following table summarizes the activity relating to mortgage servicing rights (“MSRs”) for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)
Mortgage servicing rights:
Balance at beginning of period	$18,014	$12,090	$15,372	$9,484
Additions through originations	788	2,570	5,029	6,131
Amortization	(800)	(807)	(2,399)	(1,762)
Balance at end of period	$18,002	$13,853	$18,002	$13,853

Valuation allowance:
Balance at beginning of period	$2,639	$3,996	$2,995	$928
Provision (release)	(39)	(1,087)	(395)	1,981
Balance at end of period	$2,600	$2,909	$2,600	$2,909
Amortized cost, net	$15,402	$10,944	$15,402	$10,944
Fair value	$15,927	$11,014	$15,927	$11,014

During the three months ended September 30, 2021 and 2020, the Company released to provision related to the valuation allowance for its MSRs by $39,000 and $1,087,000, respectively. Such adjustments to the valuation allowance were due primarily to changes in fair value caused by the impact of changes in interest rates on expected loan prepayments.

During the nine months ended September 30, 2021 the Company decreased the valuation allowance for its MSRs by $395,000 and for the nine months ended September 30, 2020, the Company increased the valuation allowance for its MSRs by $1,981,000. Such adjustments to the valuation allowance were due primarily to changes in fair value caused by the impact of changes in interest rates on expected loan prepayments.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of derivative loan commitments was $158,085,000 and $396,551,000 at September 30, 2021 and December 31, 2020, respectively. The fair value of such commitments at September 30, 2021 and December 31, 2020 was $2,145,000 and $11,821,000, respectively, and is included in other assets in the consolidated balance sheets.

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

The Company expects that these forward loan sale commitments and TBA securities will experience changes in fair value that serve to offset the change in fair value of loans held for sale and derivative loan commitments the degree to which depends on the notional amount of such sale commitments.  The notional amount of forward loan sale commitments and TBA securities was $160,847,000 and $390,248,000 at September 30, 2021 and December 31, 2020, respectively. The fair value of such commitments consisted of liabilities of $78,000 and $2,180,000 at September 30, 2021 and December 31, 2020, respectively, included in other liabilities in the consolidated balance sheets and assets of $639,000 and $44,000 at September 30, 2021 and December 31, 2020, respectively, included in other assets in the consolidated balance sheets.

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

Shares are committed to be released on a monthly basis and allocated as of December 31 of each year. The number of shares to be allocated annually is 18,780 through the year 2040. For the three and nine months ended September 30, 2021, the Company recognized compensation expense for the ESOP of $97,000 and $292,000, respectively, compared to $52,000 and $164,000, for the same periods last year, respectively. The fair value of the 361,552 unallocated ESOP shares at September 30, 2021 was $7,802,000.

10.	SHARE REPURCHASE PROGRAM

In October 2020, the Company’s Board of Directors adopted a share repurchase program under which the Company may repurchase up to 552,000 shares, or 10%, of its then outstanding common shares. Repurchases under the program may be made in open market or in privately negotiated transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. Any repurchased shares will be held by the Company as authorized but unissued shares. As of September 30, 2021, the Company had repurchased 433,633 shares at a cost of $8,797,000 in connection with the program. The share repurchase program expires October 29, 2021.

On October 26, 2021, the Company announced a new share repurchase program to purchase up to 510,000 shares of its common stock, representing approximately 10% of the Company’s outstanding common stock. Repurchases under this program may be made in open market transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The repurchase program does not obligate the Company to purchase any particular number of shares. The repurchase program will expire on October 29, 2022 and may be suspended or terminated at any time.

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

The following table sets forth the calculation of the average number of shares outstanding used to calculate the basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average number of common shares outstanding	5,233,048	5,503,020	5,316,686	5,511,028
Less: Average unallocated ESOP shares	(363,893)	(382,653)	(368,549)	(387,323)
Average number of common shares outstanding used to calculate basic earnings per share	4,869,155	5,120,367	4,948,137	5,123,705
Effect of dilutive stock options	205,521	—	205,411	2,372
Average number of common shares outstanding used to calculate dilutive earnings per share	5,074,676	5,120,367	5,153,548	5,126,077

12.	STOCK-BASED COMPENSATION

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

At the 2021 Annual Meeting of Shareholders held on May 24, 2021, the Company’s shareholders approved the 2021 Equity Incentive Plan (the “2021 Equity Plan”). The 2021 Equity Plan permits equity awards to employees and directors in the form of stock options, restricted stock and other forms of compensation. The maximum number of shares of common stock that may be issued under the 2021 Equity Plan is 100,000. On August 13, 2021, the Company granted 18,000 performance-based restricted stock unit awards to certain senior level employees. These performance-based restricted stock unit awards were issued from the 2021 Equity Plan and were determined to have a grant date fair value per share of $20.15. The number of stock units to be vested is contingent upon the Company’s attainment of certain performance criteria to be measured at the end of a three-year performance period, ending December 31, 2023. The awards will vest upon the earlier of the date on which it is determined if the performance goal is achieved subsequent to the performance period or April 15, 2024. Also on August 13, 2021, the Company granted 19,750 restricted stock awards to certain members of senior level employees and members of the Board of Directors. These restricted stock awards were issued from the 2021 Equity Plan and were determined to have a grant fair value per share of $20.15. The shares vest ratably over a three-year period.

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

During the nine months ended September 30, 2021 and 2020, the Company made the following grants of options to purchase shares of common stock and used the following assumptions in measuring the fair value of such grants:

	2021	2020
Options granted	40,491	330,118
Vesting period (years)	5	3-5
Expiration period (years)	10	10
Expected volatility	30.98%	27.65%
Expected life (years)	6.2	6.2
Expected dividend yield	—	—
Risk free interest rate	0.64%	0.45% - 1.10%
Option fair value	$6.20	$2.69 - $4.32

A summary of stock option activity for the nine months ended September 30, 2021 is presented in the table below:

Options	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2021	587,168	$13.32	8.40
Granted	40,491	20.06
Exercised	(334)	15.74
Forfeited	(4,500)	11.48
Expired	—	—
Balance at September 30, 2021	622,825	$13.77	7.76	$4,864,981
Exercisable at September 30, 2021	241,118	$14.16	7.04	$1,789,693
Unrecognized compensation cost (inclusive of directors' options)	$1,243,252
Weighted average remaining recognition period (years)	2.34

For the nine months ended September 30, 2021 and 2020, stock-based compensation expense applicable to stock options was $442,000 and $545,000, respectively. For the three months ended September 30, 2021 and 2020, stock-based compensation expense applicable to stock options was $156,000 and $138,000, respectively.

Included in expense for the nine months ended September 30, 2020 is $233,000 attributable to accelerated vesting of options upon the retirement of two executive officers.

Restricted Stock

Shares issued may be either authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will become available for reissuance under the 2017 Equity Plan. The fair market value of shares awarded, based on the market price at the date of grant, is amortized over the applicable vesting period. Restricted stock awarded to date has been at no cost to the awardee. The following table presents the activity in restricted stock awards under the 2017 Equity Plan, the 2020 Inducement Plan and the 2021 Equity Plan for the nine months ended September 30, 2021:

	Restricted Stock Awards	Weighted Average Grant Price	Performance-Based Restricted Stock Units (1)	Weighted Average Grant Price	Restricted Stock Awards and Performance-Based Restricted Stock Units	Weighted Average Grant Price
Restricted stock awards at January 1, 2021	122,012	$12.72	—	$—	122,012	$12.72
Granted	19,750	20.15	18,000	20.15	37,750	20.15
Vested	(20,463)	12.35	—	—	(20,463)	12.35
Forfeited	(1,056)	11.48	—	—	(1,056)	11.48
Restricted stock awards at September 30, 2021	120,243	$14.02	18,000	$20.15	138,243	$14.81
Unrecognized compensation cost	$1,315,446		$344,509		$1,659,955
Weighted average remaining recognition period (years)	2.56		2.54		2.56
(1)

Performance restricted stock units granted reflects the estimated number able to be earned under a given award. The maximum number of shares that could vest is 27,000. Estimates are based on the most recent performance assumption available and is adjusted as assumptions change.

For the nine months ended September 30, 2021 and 2020 stock-based compensation expense applicable to restricted stock was $431,000 and $781,000, respectively. For the three months ended September 30, 2021 and 2020, stock-based compensation expense applicable to restricted stock was $180,000 and $115,000, respectively.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Securities – All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.  The securities measured at fair value in Level 1 (none at September 30, 2021 and December 31, 2020) are based on quoted market prices in an active exchange market. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

Loans held for sale – Fair values are based on commitments in effect from investors or prevailing market prices and include the servicing value of the loans.

Loans – The fair values for mortgage loans and other loans not accounted for using a fair value option are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

The fair values for mortgage loans that are accounted for using a fair value option are estimated based on prevailing market prices and include the servicing value of the loans.

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

Assets and liabilities recorded at fair value on a recurring basis

Assets and liabilities recorded at fair value on a recurring basis are summarized below.

				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
September 30, 2021
Assets:
Securities available for sale	$—	$51,725	$—	$51,725
Portfolio loans (fair value option)	—	18,532	—	18,532
Loans held for sale (fair value option)	—	75,400	—	75,400
Derivative loan commitments	—	2,145	—	2,145
Forward loan sale commitments	—	639	—	639

Liabilities:
Forward loan sale commitments, including TBAs	—	78	—	78

December 31, 2020
Assets:
Securities available for sale	$—	$55,366	$—	$55,366
Portfolio loans (fair value option)	—	13,780	—	13,780
Loans held for sale (fair value option)	—	119,112	—	119,112
Derivative loan commitments	—	11,821	—	11,821
Forward loan sale commitments	—	44	—	44

Liabilities:
Forward loan sale commitments, including TBAs	—	2,180	—	2,180

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the nine months ended September 30, 2021 and 2020.

Assets recorded at fair value on a non-recurring basis

The Company may also be required, from time to time, to record certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets as of September 30, 2021 and December 31, 2020.

				Period Ended
	September 30, 2021			September 30, 2021
	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$1,431	$—
Mortgage servicing rights	—	15,402	—	395
	$—	$15,402	$1,431	$395

	December 31, 2020
	Level 1	Level 2	Level 3
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$6,318
Mortgage servicing rights	—	12,377	—
Foreclosed real estate	—	—	132
	$—	$12,377	$6,450

The Company recorded a net decrease in the valuation allowance for its MSRs of $395,000 during the nine months ended September 30, 2021. The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of MSRs. The model uses loan prepayment assumptions based on current market conditions and applies a discount rate based on indicated rates of return required by market participants. The decrease in the valuation allowance during the nine months ended September 30, 2021 was caused by slower loan prepayment speeds attributable to the increase in interest rates on residential mortgage loans during the period.

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

There were no liabilities measured at fair value on a non-recurring basis at September 30, 2021 and December 31, 2020.

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

	September 30, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Securities available for sale	51,725	51,725	—	51,725	—
Loans held for sale	75,400	75,400	—	75,400	—
Loans, net	564,619	567,688	—	—	567,688
Derivative assets	2,784	2,784	—	2,784	—

Financial liabilities:
Deposits	$573,405	$573,184	$—	$573,184	$—
FHLBB advances	62,900	63,319	—	63,319	—
Derivative liabilities	78	78	—	78	—

	December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Securities available for sale	55,366	55,366	—	55,366	—
Loans held for sale	119,112	119,112	—	119,112	—
Loans, net	483,644	490,914	—	—	490,914
Derivative assets	11,865	11,865	—	11,865	—

Financial liabilities:
Deposits	$528,307	528,786	$—	$528,786	$—
FRB Advances	11,431	11,431	—	11,431	—
FHLBB advances	61,895	63,071	—	63,071	—
Derivative liabilities	2,180	2,180	—	2,180	—

14.	COMMITMENTS AND CONTINGENCIES

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

The following financial instruments were outstanding, at the dates indicated, whose contract amounts represent credit risk:

	September 30, 2021	December 31, 2020
	(In thousands)
Commitments to originate loans	$182,656	$411,401
Unused lines and letters of credit	82,234	71,458
Unadvanced funds on construction loans	14,449	9,110
Overdraft lines of credit	7,992	7,969

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

Segment information as of and for the three and nine months ended September 30, 2021 follows:

	For the Three Months Ended September 30, 2021
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$5,243	$733	$5,976
Provision (credit) for loan losses	(90)	—	(90)
Net interest income after provision (credit) for loan losses	5,333	733	6,066

Non-interest income:
Customer service fees	394	16	410
Gain on loan origination and sale activities, net (1)	—	7,925	7,925
Mortgage servicing fees, net	(222)	496	274
Other	105	131	236
Total non-interest income	277	8,568	8,845

Non-interest expenses:
Salaries and employee benefits	1,742	4,639	6,381
Occupancy and equipment	473	241	714
Other non-interest expenses	1,046	1,718	2,764
Total non-interest expenses	3,261	6,598	9,859
Income before income taxes and elimination of inter-segment profit	$2,349	$2,703	5,052
Elimination of inter-segment profit			(696)
Income before income taxes			4,356

Income tax expense			1,230
Net income			$3,126

Total assets, September 30, 2021	$623,447	$127,650	$751,097

	For the Nine Months Ended September 30, 2021
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$13,978	$2,288	$16,266
Provision (credit) for loan losses	(330)	—	(330)
Net interest income after provision (credit) for loan losses	14,308	2,288	16,596

Non-interest income:
Customer service fees	1,125	71	1,196
Gain on loan origination and sale activities, net (1)	—	26,157	26,157
Mortgage servicing fees, net	(409)	1,843	1,434
Other	412	384	796
Total non-interest income	1,128	28,455	29,583

Non-interest expenses:
Salaries and employee benefits	5,290	16,838	22,128
Occupancy and equipment	1,325	754	2,079
Other non-interest expenses	3,395	4,835	8,230
Total non-interest expenses	10,010	22,427	32,437
Income before income taxes and elimination of inter-segment profit	$5,426	$8,316	13,742
Elimination of inter-segment profit			(2,195)
Income before income taxes			11,547

Income tax expense			2,732
Net income			$8,815

(1)	Before elimination of inter-segment profit.

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the Federal Home Loan Bank of Boston (“FHLBB”) for the period.
2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for Home Equity Line of Credit (“HELOC”) originations. This income for the three and nine months ended September 30, 2021 totaled $696,000 and $2,195,000, respectively.

3.

Loan servicing fees are charged to EB by EM based on the number of residential mortgage loans held in portfolio at a rate of 0.14% per annum during the first six months of 2021. The rate was changed to 0.25% per annum for the three months ended September 30, 2021 and will be used thereafter. These loan servicing fees amounted to $222,000 and $409,000 for the three and nine months ended September 30, 2021, respectively.

4.

Certain cost centers provide services to both business segments. The cost centers include Finance, Marketing, IT and Administration. Costs which are common to both business segments are referred to as “indirect costs” and are allocated using relevant benchmarks, e.g. headcount, number of accounts, etc.

Segment information as of and for the three and nine months ended September 30, 2020 follows:

	For the Three Months Ended September 30, 2020
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$4,032	$637	$4,669
Provision for loan losses	546	—	546
Net interest income after provision for loan losses	3,486	637	4,123

Non-interest income:
Customer service fees	309	21	330
Gain on loan origination and sale activities, net (1)	—	18,459	18,459
Mortgage servicing fees, net	(98)	1,278	1,180
Other	93	169	262
Total non-interest income	304	19,927	20,231

Non-interest expenses:
Salaries and employee benefits	1,959	5,952	7,911
Occupancy and equipment	437	422	859
Other non-interest expenses	1,084	1,197	2,281
Total non-interest expenses	3,480	7,571	11,051

Income (loss) before income taxes and elimination of inter-segment profit	$310	$12,993	13,303
Elimination of inter-segment profit			(357)
Income before income taxes			12,946
Income tax expense			2,661
Net income			$10,285

Total assets, September 30, 2020	$573,003	$149,965	$722,968

	For the Nine Months Ended September 30, 2020
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$11,970	$1,857	$13,827
Provision for loan losses	2,338	—	2,338
Net interest income after provision for loan losses	9,632	1,857	11,489

Non-interest income:
Customer service fees	827	75	902
Gain on loan origination and sale activities, net (1)	—	40,667	40,667
Mortgage servicing fees, net	(281)	(1,147)	(1,428)
Other	318	416	734
Total non-interest income	864	40,011	40,875

Non-interest expenses:
Salaries and employee benefits (2)	6,983	17,456	24,439
Occupancy and equipment	1,305	1,090	2,395
Other non-interest expenses	3,286	3,269	6,555
Total non-interest expenses	11,574	21,815	33,389
Income (loss) before income taxes and elimination of inter-segment profit	$(1,078)	$20,053	18,975
Elimination of inter-segment profit			(1,051)
Income before income taxes			17,924

Income tax expense			3,266
Net income			$14,658

(1)	Before elimination of inter-segment profit.

(2)   Salaries and benefits for the nine months ended September 30, 2020, include the severance and vested stock acceleration costs related to the retirement of the Chief Executive Officer and Chief Financial Officer of the Bank. Total cost of this event was $1.38 million, of which $1.03 million was allocated to the Bank segment and the remainder, $344,000 was allocated to the mortgage segment.

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.
2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for HELOC originations. This income for the three and nine months ended September 30, 2020 totaled $357,000 and $1,051,000, respectively.

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

16.	MORTGAGE BANKING INCOME

The components of gain on loan origination and sale activities and mortgage servicing fees for the three and nine month periods ending September 30, 2021 and 2020 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)
Gain on loan origination and sale activities, net
Gain on sale of mortgage loans and realized gain from derivative financial instruments, net	$6,339	$11,131	$28,760	$21,296
Net change in fair value of loans held for sale and portfolio loans accounted for at fair value	549	879	(2,176)	2,367
Capitalized residential mortgage loan servicing rights	783	2,570	5,056	6,132
Net change in fair value of derivative loan commitments and forward loan sale commitments	(442)	3,522	(7,678)	9,821
Gain on loan origination and sales activities, net	$7,229	$18,102	$23,962	$39,616

Mortgage servicing fees, net
Residential mortgage loan servicing fees	$1,282	$899	$3,657	$2,315
Amortization of residential mortgage loan servicing rights	(795)	(806)	(2,366)	(1,762)
Release (provision) to the valuation allowance of mortgage loan servicing rights	39	1,087	395	(1,981)
Sub-servicer expenses (1)	(252)	-	(252)	-
Mortgage servicing fees, net	$274	$1,180	$1,434	$(1,428)
Total gain on loan origination and sales activities and mortgage servicing fees	$7,503	$19,282	$25,396	$38,188

(1)

Sub-servicer expenses were first incurred during the three months ended September 30, 2021, due to a conversion of the Company’s mortgage loan servicing activities. Previously, all expenses related to servicing mortgage loans serviced for others were included in non-interest expenses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help investors understand the financial performance of Randolph Bancorp, Inc. and its subsidiary, Envision Bank, through a discussion of the factors affecting its financial condition at September 30, 2021 and December 31, 2020, and its results of operations for the three and nine month periods ended September 30, 2021 and 2020. This section should be read in conjunction with the unaudited consolidated financial statements of Randolph Bancorp, Inc. and notes thereto that appear elsewhere in this Quarterly Report. For the purpose of this Quarterly Report, the terms the “Company” “we,” “our,” and “us” refer to Randolph Bancorp, Inc. and its subsidiary unless the context indicates another meaning. When necessary, certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation.

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; changes in general business and economic conditions on a national basis and in the local markets in which we operate; changes in customer behavior due to changing business and economic conditions, including concerns about inflation, or legislative or regulatory initiatives leading to changes in demand for loans in our market area; continued turbulence in the capital and debt markets; changes in interest rates; increases in loan defaults and charge-off rates; decreases in the value of securities and other assets; decreases in deposit levels necessitating increased borrowing to fund loans and investments; competitive pressures from other financial institutions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation; reputational risk relating to our participation in the Small Business Administration’s (“SBA’s”) Paycheck Protection Program (“PPP”) and other pandemic-related legislative and regulatory initiatives and programs; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; risks related to the implementation of acquisitions, dispositions, and restructurings, including the risk that acquisitions may not produce results at levels or within time frames originally anticipated; the risk that we may not be successful in the implementation of our business strategy; changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in our Annual Report on Form 10-K and updated in this Quarterly Report on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Regulatory Developments

The CARES Act

On March 27, 2020, Congress passed, and the President signed, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic effects of the COVID-19 pandemic.

•

Paycheck Protection Program. The CARES Act appropriated $349 billion for “paycheck protection loans” through the PPP. The amount appropriated was subsequently increased to $659 billion. Additionally, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act was enacted on December 27, 2020, providing for a second round of PPP loans (“PPP-2”). On March 11, 2021, the American Rescue Plan Act (“ARP”) was signed into law providing an additional $1.9 trillion in COVID-19 economic relief. The ARP included provisions on aid to state and local governments, hard-hit industries and communities, additional direct stimulus payments to qualifying individuals, additional funding for the PPP and other provisions. On May 4, 2021, the SBA announced that PPP funding has been exhausted and that it has stopped accepting application from most lenders, including the Company, because PPP funding has been exhausted. The Bank has participated in both the PPP and PPP-2. As of September 30, 2021, the Bank had originated 385 PPP loans totaling approximately $26.4 million, of which $6.1 million remains outstanding. PPP loans that meet SBA requirements may be forgiven in certain circumstances, are fully guaranteed by the U.S. government, have an initial term of up to five years, and earn interest at a rate of 1%. We currently expect a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2021, there were $1.3 million in origination fees associated with the PPP loans, of which, $292,000 remained to be recognized as income. The average authorized loan size is $69,000 and the aggregate number of jobs positively impacted is approximately 2,800. In conjunction with the PPP, the Board of Governors of the Federal Reserve System (“FRB”) has created a lending facility for qualified financial institutions, the Paycheck Protection Program Liquidity Facility (“PPPLF”). The PPPLF will extend credit to depository institutions with a term equal to the term of the pledged collateral at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility. Draws on the PPPLF expired on July 30, 2021.

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

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total Assets. Total assets increased $30.0 million to $751.1 million at September 30, 2021 from $721.1 million at December 31, 2020. Contributing to asset growth was a $81.0 million increase in net loans, including an increase of $29.9 million in 1-4 family residential loans and $41.2 million in commercial real estate loans. Loans held for sale decreased by $43.7 million to $75.4 million at September 30, 2021 from $119.1 million at December 31, 2020. Cash and cash equivalents decreased by $898,000 in the nine months ended September 30, 2021, mainly to fund net loan growth.

Loans Held for Sale. We are actively involved in the secondary mortgage market and sell most of our residential first mortgage loan production to investors. At September 30, 2021, loans held for sale totaled $75.4 million compared to $119.1 million at December 31, 2020, and proceeds from sales of mortgage loans totaled $1.1 billion in the nine months ended September 30, 2021 and $1.2 billion for the nine months ended September 30, 2020. Lower mortgage rates available during the first nine months of 2021 favorably impacted loan refinancing activity, which comprised 78% of residential mortgage loan originations during the 2021 period and 74% of residential mortgage loan originations during the 2020 period.

Net Loans. Net loans increased $81.0 million to $564.6 million at September 30, 2021 from $483.6 million at December 31, 2020, primarily as a result of the origination of 1-4 family residential loans, commercial real estate loans, construction loans and home equity loans and lines of credit. These increases were partially offset by decreases in commercial and industrial and consumer loans, where loan repayments, including PPP loan forgiveness from the SBA, have not been offset by increased loan originations or purchases.

Investment Securities. Investment securities, all of which are classified as available for sale, decreased $3.6 million to $51.7 million at September 30, 2021 from $55.4 million at December 31, 2020, primarily due to principal payments on mortgage-backed securities and a decrease in the market value driven by increasing longer-term interest rates, partially offset by securities purchases during the first nine months of 2021. At September 30, 2021, investment securities and cash and cash equivalents, primary sources of on-balance sheet liquidity, totaled $64.5 million, or 8.6% of total assets.

Mortgage Servicing Rights. MSRs increased $3.0 million to $15.4 million at September 30, 2021 from $12.4 million at December 31, 2020. The principal reason for the increase was the origination of new MSRs, net of amortization, in addition to a reversal of previous impairment charges of $395,000 recognized through a valuation allowance, reflecting the higher interest rate environment and slower prepayment speeds. At September 30, 2021, the Company serviced $1.96 billion of mortgage loans for others, an increase of $200 million from $1.76 billion at December 31, 2020. The average value of MSRs at September 30, 2021 stood at 79 basis points, an increase of 8 basis points from the average value of 71 basis points at December 31, 2020.

Deposits. Deposits increased $45.1 million, or 8.5%, to $573.4 million at September 30, 2021 from $528.3 million at December 31, 2020. During this period, customer deposits and non-interest bearing brokered deposits increased by $26.7 million, or 5.4%. The growth in these deposits was driven by customers’ receipt of government stimulus payments, PPP loan proceeds which were deposited with us, and our focus on deposit gathering. Interest-bearing brokered deposits, which management considers to be a source of wholesale funding, increased by $18.4 million to $50.1 million at September 30, 2021, from $31.7 million at December 31, 2020.

FHLBB Advances and FRB Advances. FHLBB advances, which consist of term and overnight advances, increased by $1.0 million to $62.9 million at September 30, 2021, from $61.9 million at December 31, 2020. The Company’s loan growth has increased the usage of advances and other wholesale funding sources. FRB advances, which consisted of PPPLF advances of $11.4 million at December 31, 2020, were paid off during the nine months ended September 30, 2021.

Interest-bearing brokered deposits, FRB advances and FHLBB advances make up the Bank’s wholesale funding which management targets at a limit of 25% of total assets. At September 30, 2021, wholesale funding amounted to $113.0 million, or 15.0% of total assets.

Stockholders’ Equity. Stockholders’ equity increased $778,000 to $100.6 million at September 30, 2021 compared to $99.8 million at December 31, 2020. The increase was mainly attributed to net income of $8.8 million in the nine months ended September 30, 2021, and $1.1 million of equity adjustments related to the stock benefit plan and employee stock ownership plan.  These increases were partially offset by other comprehensive losses of $811,000, driven by a decrease in the fair value of available-for-sale securities due to an increase in longer-term interest rates, and the Company repurchasing $8.3 million of shares during the first nine months of 2021.

Comparison of Operating Results for the Three Months Ended September 30, 2021 and 2020

General. The Company recognized net income of $3.1 million, or $0.62 per diluted share, for the three months ended September 30, 2021 compared to net income of $10.3 million, or $2.01 per diluted share, for the three months ended September 30, 2020, a decrease of $7.2 million.

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

	For the Three Months Ended September 30,
	2021			2020
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$641,443	$6,226	3.88%	$559,370	$5,337	3.82%
Investment securities (2) (3)	54,229	224	1.65%	57,211	305	2.13%
Interest-earning deposits	11,002	4	0.15%	48,949	7	0.06%
Total interest-earning assets	706,674	6,454	3.65%	665,530	5,649	3.40%
Noninterest-earning assets	44,614			41,037
Total assets	$751,288			$706,567
Interest-bearing liabilities:
Savings accounts	189,254	76	0.16%	170,762	172	0.40%
NOW accounts	61,951	23	0.15%	57,646	41	0.28%
Money market accounts	73,662	41	0.22%	72,369	75	0.41%
Term certificates	113,787	159	0.56%	131,053	442	1.35%
Total interest-bearing deposits	438,654	299	0.27%	431,830	730	0.68%
FHLBB and FRB advances	64,047	178	1.11%	82,639	249	1.21%
Total interest-bearing liabilities	502,701	477	0.38%	514,469	979	0.76%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	126,165			88,394
Other noninterest-bearing liabilities	19,021			12,724
Total liabilities	647,887			615,587
Total stockholders' equity	103,401			90,980
Total liabilities and stockholders' equity	$751,288			$706,567
Net interest income		$5,977			$4,670
Interest rate spread(4)			3.27%			2.64%
Net interest-earning assets(5)	$203,973			$151,061
Net interest margin(6)			3.38%			2.81%

Ratio of interest-earning assets to interest- bearing liabilities	140.58%			129.36%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available for sale, FHLBB stock and investment in a correspondent bank.
(3)	Includes tax equivalent adjustments for municipal securities, based on an effective tax rate of 21% of $1,000 and $1,000 for the three months ended September 30, 2021 and 2020, respectively.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2021
	Compared to
	Three Months Ended September 30, 2020
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$803	$86	$889
Investment securities	(15)	(66)	(81)
Interest-earning deposits	(9)	6	(3)
Total interest-earning assets	779	26	805
Interest-bearing liabilities:
Savings accounts	17	(113)	(96)
NOW accounts	3	(21)	(18)
Money market accounts	1	(35)	(34)
Term certificates	(52)	(230)	(282)
Total interest-bearing deposits	(31)	(399)	(430)
FHLBB and FRB advances	(52)	(20)	(72)
Total interest-bearing liabilities	(83)	(419)	(502)
Change in net interest income	$862	$445	$1,307

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $805,000, or 14.3%, to $6.5 million for the three months ended September 30, 2021 compared to $5.6 million for the three months ended September 30, 2020. The yield on interest-earning assets increased 25 basis points to 3.65% in the third quarter of 2021 from 3.40% in the same quarter of the prior year, given the higher yielding commercial real estate loans in the Company’s loan portfolio, and the recognition of $318,000 of SBA PPP loan fees, which added 14 basis points to net interest margin during the quarter. In addition to higher yields was an increase in average interest-earning assets between periods of $41.1 million, or 6.2%, as the Company continued to leverage its capital base.

Interest Expense. Interest expense decreased $502,000, or 51.3%, to $477,000 for the three months ended September 30, 2021 compared to $979,000 for the three months ended September 30, 2020. This decrease resulted in a 38 basis point decrease in the cost of interest-bearing liabilities to 0.38%. The decrease in cost of funds was principally due to downward pricing of deposits and a change in composition of interest-bearing liabilities.

Net Interest Income. Net interest income, inclusive of tax equivalent adjustments on municipal securities, increased $1.3 million, or 28.0%, to $6.0 million for the three months ended September 30, 2021 compared to $4.7 million for the three months ended September 30, 2020. This increase resulted in a 57 basis point improvement in the net interest margin, to 3.38%, in the third quarter of 2021. The improvement in net interest margin was primarily the result of loan growth, the recognition of SBA PPP loan fees, a favorable change in the composition of our funding and a decline in the cost of term certificates.

Provision for Loan Losses. The Company recognized a credit for loan losses of $90,000 for the quarter ended September 30, 2021 compared to a provision of $546,000 in the prior year quarter. The credit in the third quarter of 2021 was driven by improvement in the qualitative factors related to the impact of the COVID-19 pandemic and improvements in credit quality trends, which were partially offset by loan growth. The allowance for loan losses was 1.13%, 1.19% and 1.34% of total loans at September 30, 2021, June 30, 2021 and September 30, 2020, respectively, and was 427.7%, 101.9% and 67.2% of non-performing assets at September 30, 2021, June 30, 2021 and September 30, 2020, respectively.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities decreased $10.9 million, or 60.1%, to $7.2 million for the three months ended September 30, 2021 compared to $18.1 million for the three months ended September 30, 2020. The lower mortgage sales volumes and margins earned on the sale of loans during the third quarter of 2021 and the impact of a growing mortgage banking pipeline during the third quarter of 2020 was responsible for the decline between the periods.

Other Non-interest Income. Other non-interest income was $920,000 for the three months ended September 30, 2021 compared to $1.8 million during the three months ended September 30, 2020. The $852,000 decrease between periods is attributed to the absence of a $1.1 million release of the valuation allowance of MSRs which was recognized in the quarter ended September 30, 2020 as loan prepayment speeds were adjusted to reflect increasing interest rates, and the current period containing $252,000 in fees paid for the bank’s new mortgage loan sub-servicer. Partially offsetting the decrease in mortgage servicing fees, was an increase of $80,000 in customer service fees, as customers increased spending activity with the re-opening of the economy, resulting in interchange, overdraft and other fees.

Non-interest Expenses. Non-interest expense decreased $1.2 million, or 10.8%, to $9.9 million for the three months ended September 30, 2021, from $11.1 million for the three months ended September 30, 2020.

Salaries and employee benefits decreased $1.5 million to $6.4 million in the third quarter of 2021 from $7.9 million in the third quarter of 2020. This decrease was primarily due to lower commissions, incentives, overtime and temporary assistance associated with lower residential loan production during the third quarter of 2021 and a reduction in headcount related to the Company’s outsourcing of mortgage loan servicing, partially offset by severance costs for the impacted employees.

Occupancy and equipment expenses decreased $145,000 in the quarter ended September 30, 2021 over the prior year period. This decrease was a result of the consolidation of administrative office space in light of prolonged remote working arrangements and an effort to reduce mortgage banking operating costs in a normalized production environment.

Other non-interest expenses comprising data processing, professional fees, marketing, FDIC insurance and other non-interest expenses increased by $483,000 in the quarter ended September 30, 2021 compared to the prior year period as a result of one-time conversion expenses of $190,000 related to the Company’s new mortgage loan sub-servicer, and increases in professional fees for consulting services.

Income Tax Expense. An income tax expense of $1.2 million for the three months ended September 30, 2021 consisted of a federal and state income tax provision, based on the projected effective tax rate for the year. Income tax expense for the three months ended September 30, 2020 was $2.7 million, and consisted of a federal and state income tax provision.

Comparison of Operating Results for the Nine Months Ended September 30, 2021 and 2020

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

	For the Nine Months Ended September 30,
	2021			2020
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$609,579	$17,239	3.77%	$555,838	$16,680	4.00%
Investment securities (2) (3)	55,795	701	1.68%	58,201	1,016	2.33%
Interest-earning deposits	30,037	19	0.08%	30,177	68	0.30%
Total interest-earning assets	695,411	17,959	3.44%	644,216	17,764	3.68%
Noninterest-earning assets	42,312			37,509
Total assets	$737,723			$681,725
Interest-bearing liabilities:
Savings accounts	190,663	261	0.18%	154,736	689	0.59%
NOW accounts	67,036	109	0.22%	54,185	142	0.35%
Money market accounts	74,033	138	0.25%	70,712	394	0.74%
Term certificates	105,184	574	0.73%	159,540	2,012	1.68%
Total interest-bearing deposits	436,916	1,082	0.33%	439,173	3,237	0.98%
FHLBB and FRB advances	62,110	608	1.31%	69,672	696	1.33%
Total interest-bearing liabilities	499,026	1,690	0.45%	508,845	3,933	1.03%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	119,320			76,397
Other noninterest-bearing liabilities	16,014			11,996
Total liabilities	634,360			597,238
Total stockholders' equity	103,363			84,487
Total liabilities and stockholders' equity	$737,723			$681,725
Net interest income		$16,269			$13,831
Interest rate spread(4)			2.99%			2.65%
Net interest-earning assets(5)	$196,385			$135,371
Net interest margin(6)			3.12%			2.86%

Ratio of interest-earning assets to interest- bearing liabilities	139.35%			126.60%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available for sale, FHLBB stock and investment in a correspondent bank.
(3)	Includes tax equivalent adjustments for municipal securities, based on an effective tax rate of 21% of $3,000 and $4,000 for the nine months ended September 30, 2021 and 2020, respectively.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine Months Ended September 30, 2021
	Compared to
	Nine Months Ended September 30, 2020
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$751	$(192)	$559
Investment securities	(40)	(276)	(316)
Interest-earning deposits	—	(48)	(48)
Total interest-earning assets	711	(516)	195
Interest-bearing liabilities:
Savings accounts	(27)	(399)	(426)
NOW accounts	1	(34)	(33)
Money market accounts	(5)	(251)	(256)
Term certificates	(541)	(897)	(1,438)
Total interest-bearing deposits	(572)	(1,581)	(2,153)
FHLBB and FRB advances	(77)	(13)	(90)
Total interest-bearing liabilities	(649)	(1,594)	(2,243)
Change in net interest income	$1,360	$1,078	$2,438

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $195,000, or 1.1%, to $18.0 million for the nine months ended September 30, 2021 compared to $17.8 million for the nine months ended September 30, 2020. The yield on interest-earning assets decreased 24 basis points to 3.44% in the first nine months of 2021 from 3.68% in the first nine months of the prior year, given decreasing earning-asset yields in a declining interest rate environment. Offsetting the rate impact was an increase in average interest-earning assets between periods of $51.2 million, or 7.9%, as the Company increased lending and continued to leverage its capital base and SBA PPP income of $572,000.

Interest Expense. Interest expense decreased $2.2 million, or 57.0%, to $1.7 million for the nine months ended September 30, 2021 compared to $3.9 million for the nine months ended September 30, 2020. This decrease resulted from a 58 basis point decrease in the cost of funds to 0.45%, in addition to a decrease in average interest-bearing liabilities of $9.8 million. The decrease in cost of funds was principally due to a declining interest rate environment and the repricing and runoff of term funding, especially term certificates.

Net Interest Income. Net interest income, inclusive of tax equivalent adjustments on municipal securities, increased $2.4 million, or 17.6%, to $16.3 million for the nine months ended September 30, 2021 compared to $13.8 million for the nine months ended September 30, 2020. This improvement resulted principally from loan growth, improved interest rate spread driven by the downward pricing of deposits and an increase in noninterest-bearing deposits. The net interest margin increased 26 basis points to 3.12% in the first nine months of 2021 from 2.86% in the first nine months of 2020.

Provision for Loan Losses. The Company recognized a credit for loan losses of $330,000 for the nine months ended September 30, 2021, compared to a provision for loan losses of $2.3 million in the prior year period. At September 30, 2021, improvements to qualitative factors related to the impact of the COVID-19 pandemic, the economic outlook, and credit quality trends all helped to generate the credit for loan losses, partially offset by provisions for loan growth.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities decreased $15.7 million, or 39.5%, to $24.0 million for the nine months ended September 30, 2021 compared to $39.6 million for the nine months ended September 30, 2020. The decrease between periods is mainly attributed to the impact of a shrinking mortgage loan production pipeline during the first nine months of 2021 compared to a growing mortgage loan pipeline in the prior year period, which generated a $7.7 million decline in the fair value of derivative loan commitments and forward loan sale commitments in the current year period, compared to a $9.8 million increase in the prior year period.

Other Non-interest Income. Other non-interest income was $3.4 million in the nine months ended September 30, 2021, compared to $208,000 during the nine months ended September 30, 2020. The $3.2 million increase between periods is mainly attributed to a net provision of $2.0 million to the valuation allowance for MSRs which was recognized in the first nine months of 2020 as loan prepayment speeds were adjusted higher to reflect the impact of lower interest rates. In addition, due to increases in the bank’s serviced loan portfolio, earned residential mortgage loan servicing fees, net of amortization, increased $738,000 in the first nine months of 2021 compared to 2020.

Non-interest Expenses. Non-interest expenses decreased $952,000, or 2.9%, to $32.4 million for the nine months ended September 30, 2021, from $33.4 million for the nine months ended September 30, 2020. Non-interest expenses in the first nine months of 2021 included $393,000 in accrued severance expenses and $261,000 of outsourcing expenses related to the Company’s outsourcing of its residential loans servicing functions. Non-interest expenses in the first nine months of 2020 included one-time charges of $1,375,000 related to the retirement of senior executives as well as $229,000 of COVID-19 pandemic-related expenses, principally related to cleaning and employee compensation.

Salaries and employee benefits decreased $2.3 million to $22.1 million in the first nine months of 2021 from $24.4 million in the first nine months of 2020. This decrease was the result of one-time charges of $1.4 million for the retirement of senior executives, COVID-19 pandemic-related compensation of $101,000 for front-line and quarantined employees in the first nine months of 2020, and a reduction in headcount, primarily related to the Company’s outsourcing of mortgage loan servicing.

Occupancy and equipment expenses decreased $316,000, or 13.2%, to $2.1 million in the first nine months of 2021 compared to $2.4 million in the first nine months of 2020. This decrease was driven by spending on cleaning and supplies related to the COVID-19 pandemic of $128,000 in the first nine months of 2020, as well as decreased depreciation of office lease-related assets as a result of consolidating our administrative office space in light of prolonged remote working arrangements.

Other non-interest expenses comprising data processing, professional fees, marketing, FDIC insurance and other non-interest expenses increased by $1.7 million in the nine months ended September 30, 2021 versus the prior year period as a result of a combination of factors. Data processing expenses have increased from the prior year period as a result of the large increase in the Company’s mortgage banking customers from the prior year and one-time conversion costs related to the Company’s new mortgage loan sub-servicer. Higher costs related to elevated mortgage loan production levels during the first nine months of 2021 also contributed to the increase in other non-interest expenses. In addition, other non-interest expenses in the first nine months of 2021 include an increase in the provision for unfunded commitments of $87,000, related to new commercial real estate and commercial construction commitments.

Income Tax Expense. Income tax expense of $2.7 million for the nine months ended September 30, 2021 consisted of a federal and state income tax provision, which was based on the projected effective tax rate for the year, partially offset by the reversal of the valuation allowance on the Company’s charitable contribution carryforwards of $531,000.

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

Comparison of Segment Results for the Three Months Ended September 30, 2021 and 2020

The following table presents a comparison of the results of operations for each segment before incomes taxes and elimination of inter-segment profit, and the changes in those results, for the three months ended September 30, 2021 and 2020.

	Envision Bank				Envision Mortgage
	Three Months Ended September 30,		Increase (Decrease)		Three Months Ended September 30,		Increase (Decrease)
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
	(in thousands)
Net interest income	$5,243	$4,032	$1,211	30.0%	$733	$637	$96	15.1%
Provision (credit) for loan losses	(90)	546	(636)	(116.5)	—	—	—	—
Net interest income after provision (credit) for loan losses	5,333	3,486	1,847	53.0	733	637	96	15.1

Non-interest income:
Customer service fees	394	309	85	27.5	16	21	(5)	(23.8)
Gain on loan origination and sale activities, net (1)	—	—	—	—	7,925	18,459	(10,534)	(57.1)
Mortgage servicing fees, net	(222)	(98)	(124)	126.5	496	1,278	(782)	(61.2)
Other	105	93	12	12.9	131	169	(38)	(22.5)
Total non-interest income	277	304	(27)	(8.9)	8,568	19,927	(11,359)	(57.0)

Non-interest expenses:
Salaries and employee benefits	1,742	1,959	(217)	(11.1)	4,639	5,952	(1,313)	(22.1)
Occupancy and equipment	473	437	36	8.2	241	422	(181)	(42.9)
Other non-interest expenses	1,046	1,084	(38)	(3.5)	1,718	1,197	521	43.5
Total non-interest expenses	3,261	3,480	(219)	(6.3)	6,598	7,571	(973)	(12.9)
Income before income taxes and elimination of inter-segment profit	$2,349	$310	$2,039	657.7%	$2,703	$12,993	$(10,290)	(79.2)%

Total Assets at September 30, 2021	$623,447				$127,650
Total Assets at December 31, 2020	537,722				183,350
Increase (decrease)	$85,725				$(55,700)

(1)	Before elimination of inter-segment profit.

Envision Bank Segment

The Envision Bank segment had income before income taxes and elimination of inter-segment profit of $2.3 million for the three months ended September 30, 2021 compared to $310,000 for the three months ended September 30, 2020. The increase in operating results between periods of $2.0 million was driven by a number of factors as explained below.

Net interest income increased $1.2 million, or 30.0%, as a result of a decrease in deposit costs and an increase in the average balance and yield earned on interest earning assets. The Company recognized a credit for loan losses of $90,000 for the quarter ended September 30, 2021 compared to a provision of $546,000 in the prior year quarter.

Non-interest income decreased by $27,000 between periods, as a result of increased net mortgage servicing fees attributed to Envision Mortgage, partially offset by increased customer service fees, as customer activity increased with improved economic conditions in the three months ended September 30, 2021.

Non-interest expense decreased by $219,000 in the quarter ended September 30, 2021 as compared to the prior year period as a result of a combination of factors. Salaries and employee benefits decreased by $217,000, or 11.1%, between periods as a result of a slight decrease in headcount. Occupancy and equipment expenses increased $36,000 in the quarter ended September 30, 2021 over the prior year period, as a result of renovations to the bank’s main branch. Other non-interest expenses decreased by $38,000 between periods, due to a $68,000 decrease in the provision for unfunded commitments for the three months ended September 30, 2021.

Total assets attributable to the Envision Bank segment increased $85.6 million, or 15.9%, to $623.4 million at September 30, 2021 from $537.7 million at December 31, 2020. This increase was principally due to loan growth.

Envision Mortgage Segment

The Envision Mortgage segment had income before income taxes and elimination of inter-segment profit of $2.7 million for the three months ended September 30, 2021 compared to $13.0 million for the three months ended September 30, 2020. The decline of $10.3 million in operating results occurred as a result of a decrease of $10.5 million, or 57.1%, in net gains on loan origination and sale activities and a $782,000, or 61.2% decrease in mortgage servicing fees, net.

The net gain on loan origination and sale activities, the principal source of revenue for Envision Mortgage, decreased $10.5 million to $7.9 million in the third quarter of 2021 from $18.5 million in the third quarter of 2020, driven by greater mortgage loan refinancing activity and higher sale margins in the three months ended September 30, 2020, compared to the three months ended September 30, 2021. Additionally, the impact of an increasing mortgage banking pipeline in the three months ended September 30, 2020 also contributed to a decrease in the gain on loan origination and sales activities.

Net interest income increased $96,000, or 15.1%, to $733,000 in the third quarter of 2021 compared to $637,000 in the third quarter of 2020. This was primarily due to an increase in home equity loan originations, partially offset by a decrease in the average balance of loans held for sale and residential construction loans in the 2021 period.

Mortgage servicing fee income decreased $782,000 between periods largely due to a $1.1 million impairment reversal in the valuation allowance for MSRs in the 2020 period due to an increase in interest rates and a slowing of mortgage prepayments, versus an impairment reversal of $39,000 in the 2021 period.

Non-interest expenses of Envision Mortgage decreased $973,000, or 12.9%, to $6.6 million in the third quarter of 2021 from $7.6 million in the third quarter of 2020. This decrease is primarily due to a decrease of $1.3 million, or 22.1%, in salaries and employee benefits, related to decreased loan production volume and a reduction in headcount related to the Company’s outsourcing of mortgage loan servicing.

The decrease of $181,000 in occupancy and equipment costs in the third quarter of 2021 compared to the prior year period was related to office closures that took place throughout 2020 and 2021.

Other non-interest expenses increased $521,000 or 43.5% from the prior year period, due to one-time data processing expenses related to the Company’s new mortgage loan sub-servicer and elevated mortgage loan production costs.

Total assets attributable to the Envision Mortgage segment were $127.7 million at September 30, 2021, compared to $183.4 million at December 31, 2020.

Comparison of Segment Results for the Nine Months Ended September 30, 2021 and 2020

The following table presents a comparison of the results of operations for each segment before incomes taxes and elimination of inter-segment profit, and the changes in those results, for the nine months ended September 30, 2021 and 2020.

	Envision Bank				Envision Mortgage
	Nine Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
	(in thousands)
Net interest income	$13,978	$11,970	$2,008	16.8%	$2,288	$1,857	$431	23.2%
Provision (credit) for loan losses	(330)	2,338	(2,668)	(114.1)	—	—	—	—
Net interest income after provision (credit) for loan losses	14,308	9,632	4,676	48.5	2,288	1,857	431	23.2

Non-interest income:
Customer service fees	1,125	827	298	36.0	71	75	(4)	(5.3)
Gain on loan origination and sale activities, net (1)	—	—	—	—	26,157	40,667	(14,510)	(35.7)
Mortgage servicing fees, net	(409)	(281)	(128)	45.6	1,843	(1,147)	2,990	260.7
Other	412	318	94	29.6	384	416	(32)	(7.7)
Total non-interest income	1,128	864	264	30.6	28,455	40,011	(11,556)	(28.9)

Non-interest expenses:
Salaries and employee benefits (2)	5,290	6,983	(1,693)	(24.2)	16,838	17,456	(618)	(3.5)
Occupancy and equipment	1,325	1,305	20	1.5	754	1,090	(336)	(30.8)
Other non-interest expenses	3,395	3,286	109	3.3	4,835	3,269	1,566	47.9
Total non-interest expenses	10,010	11,574	(1,564)	(13.5)	22,427	21,815	612	2.8
Income (loss) before income taxes and elimination of inter-segment profit	$5,426	$(1,078)	$6,504	603.3%	$8,316	$20,053	$(11,737)	58.5%

(1)	Before elimination of inter-segment profit.
(2)

Salaries and employee benefits for the nine months ended September 30, 2020, include the severance and vested stock acceleration costs related to the retirement of the Chief Executive Officer and Chief Financial Officer of the Company. The total cost of this event was $1.38 million, of which $1.03 million was allocated to the Envision Bank segment and the remainder, $344,000, was allocated to the Envision Mortgage segment.

Envision Bank Segment

The Envision Bank segment had income before income taxes and elimination of inter-segment profit of $5.4 million for the nine months ended September 30, 2021 compared to losses of $1.1 million for the nine months ended September 30, 2020. The increase in operating results between periods of $6.5 million was driven by a number of factors as explained below.

Net interest income increased by $2.0 million, or 16.8%, as a result of increases in interest-earning assets and a decline in the cost of funds. The Company recognized a credit for loan losses of $330,000 for the nine months ended September 30, 2021 compared to a provision for loan losses of $2.3 million in the prior year period.

Non-interest income increased between periods by $264,000, driven by higher customer service fees in the nine months ended September 30, 2021, given increased economic activity.

Non-interest expense decreased by $1.6 million in the nine months ended September 30, 2021 as compared to the prior year period, primarily driven by the absence of $1.0 million of senior management retirement costs allocated to the Envision Bank segment, COVID-19 pandemic-related compensation for front-line and quarantined staff, and slight decreases in headcount which were recorded in the nine months ended September 30, 2020.

Envision Mortgage Segment

The Envision Mortgage segment had income before income taxes and elimination of inter-segment profit of $8.3 million for the nine months ended September 30, 2021 compared to income of $20.1 million for the nine months ended September 30, 2020. The decline of $11.7 million in operating results occurred as a result of a decrease of $14.5 million, or 35.7%, in net gains on loan origination and sale activities. Partially offsetting this decrease was an absence of an increase in the valuation allowance for MSRs that occurred during the nine months ended September 30, 2020, as a result of a decline in mortgage rates and an increase in mortgage loan prepayments.

The net gain on loan origination and sale activities, the principal source of revenue for Envision Mortgage, decreased $14.5 million to $26.2 million in the nine months ended September 30, 2021 from $40.7 million in the nine months ended September 30, 2020, driven by lower loan sale margins, and the impact of a shrinking mortgage banking pipeline during the nine months ended September 30, 2021, compared to an increasing mortgage banking pipeline during the nine months ended September 30, 2020.

Net interest income increased $431,000, or 23.2%, to $2.3 million in the first nine months of 2021 compared to $1.9 million in the first nine months of 2020. This was primarily due to an increase in the average balance of and yield earned on loans held for sale and residential construction loans in the 2021 period.

Mortgage servicing fee income increased $3.0 million between periods due to the absence of a $2.0 million impairment charge to MSRs in the 2020 period given an increase in expected loan prepayment speeds caused by a reduction in interest rates, and an increase of $738,000 in earned residential mortgage loan servicing fees, net of amortization, as a result of the Company’s increased mortgage loan servicing portfolio.

Non-interest expenses of Envision Mortgage increased $612,000, or 2.8%, to $22.4 million in the nine months ended September 30, 2021 from $21.8 million in 2020 period. This increase is primarily due to an increase of $1.6 million, or 47.9%, in other non-interest expenses, due to increases in closed loan production volume from the prior year, and one-time expenses related to the Company’s outsourcing of mortgage loan servicing activities.

The decrease of $336,000 in occupancy and equipment costs in the first nine months of 2021 compared to the prior year period was related to office closures that occurred throughout 2020 and 2021, as well as the absence of spending on cleaning and supplies related to the COVID-19 pandemic.

Asset Quality

Nonperforming Assets. The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated.

	September 30, 2021	December 31, 2020
Nonaccrual loans:	(In thousands)
Real estate loans:
One- to four-family residential	$1,014	$1,876
Commercial	—	4,713
Home equity loans and lines of credit	490	584
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total nonaccrual loans	1,504	7,173
Other real estate owned	—	132
Total nonperforming assets	$1,504	$7,305
Performing troubled debt restructurings	1,814	1,749
Total nonperforming assets and performing troubled debt restructurings	$3,318	$9,054

Total nonperforming loans to total loans(1)	0.26%	1.46%
Total nonperforming assets to total assets	0.20%	1.01%
Total nonperforming assets and performing troubled debt restructurings to total assets	0.44%	1.26%

(1)	Total loans exclude loans held for sale but include net deferred loan costs and fees.

Interest income that would have been recorded for the nine months ended September 30, 2021 had nonaccruing loans been current according to their original terms amounted to $156,000. Income related to nonaccrual loans included in interest income for the nine months ended September 30, 2021 amounted to $34,000.

Classified Loans.  The following table shows the aggregate amounts of our regulatory classified loans at the dates indicated.

	September 30, 2021	December 31, 2020
	(In thousands)
Classified assets:
Substandard	$4,316	$5,783
Doubtful	—	—
Loss	—	—
Total classified assets	$4,316	$5,783
Special mention	$8,856	$11,075

Assets that do not expose the Company to risk sufficient to warrant classified loan status, but which possess potential weaknesses that deserve close attention, are designated as special mention. As of September 30, 2021, there were $8.9 million of assets designated as special mention compared to $11.1 million at December 31, 2020.

At September 30, 2021, and included in the above table are $8.1 million in special mention loans which have been granted short-term loan payment deferrals for customers experiencing a hardship due to the COVID-19 pandemic. The $8.1 million in special mention loans primarily relate to commercial real estate loans in the hospitality industry where full repayment of the loan was in question beyond the initial deferral period.

Allowance for Loan Losses. The following table sets forth the breakdown for loan losses by loan category at the dates indicated.

	September 30, 2021			December 31, 2020
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$1,223	19.02%	46.59%	$1,646	24.26%	48.16%
Commercial	3,435	53.41%	32.47%	3,402	50.15%	29.41%
Home equity loans and lines of credit	449	6.98%	9.85%	442	6.52%	9.84%
Construction	691	10.74%	6.05%	751	11.07%	6.35%
Commercial and industrial loans	520	8.08%	3.49%	416	6.13%	4.14%
Consumer loans	114	1.77%	1.55%	127	1.87%	2.10%
Total	$6,432	100.00%	100.00%	$6,784	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Allowance at beginning of period	$6,784	$4,280
Provision (credit) for loan losses	(330)	2,338
Charge offs:
Consumer	(30)	(40)
Total charge-offs	(30)	(40)
Recoveries:
One- to four-family residential	4	7
Commercial and industrial	2	2
Consumer	2	10
Total recoveries	8	19
Net charge-offs	(22)	(21)
Allowance at end of period	$6,432	$6,597
Total loans outstanding(1)	$571,051	$491,145
Average loans outstanding	$609,579	$555,838
Allowance for loan losses as a percent of total loans outstanding(1)	1.13%	1.34%
Net loans charged off as a percent of average loans outstanding(2)	0.00%	0.01%
Allowance for loan losses to nonperforming loans	427.66%	67.21%

(1)	Total loans exclude loans held for sale but include net deferred loan costs and fees.
(2)	Annualized.

Liquidity and Capital Resources

At September 30, 2021, we had $62.9 million of FHLBB advances and no FRB advances outstanding. At that date, we had the ability to borrow up to an additional $109.7 million from the FHLBB, $2.0 million under a line of credit from the Federal Reserve Bank of Boston and $12.5 million under an unsecured line of credit with a correspondent bank.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2021, cash and cash equivalents totaled $12.9 million.

Financing activities consist primarily of activity in deposit accounts and borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Deposits increased $45.1 million, or 8.5%, to $573.4 million at September 30, 2021 from $528.3 million at December 31, 2020. During this period, interest-bearing brokered deposits, which management considers to be a source of wholesale funding and an alternative to FHLBB advances, increased $18.4 million. FHLBB advances increased $1.0 million to $62.9 million at September 30, 2021 from $61.9 million at December 31, 2020.

Interest-bearing brokered deposits and the FRB and FHLBB advances make up the Bank’s wholesale funding which management targets at a limit of 25% of assets. At September 30, 2021, wholesale funding amounted to $113.0 million, or 15.0% of total assets.

At September 30, 2021, we had $182.7 million in loan commitments outstanding, including $158.1 million related to loans to be sold in the secondary mortgage market and to other financial institutions. In addition to commitments to originate loans, we had $82.2 million in unused lines of credit to borrowers and letters of credit and $14.4 million in undisbursed construction loans. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2021 totaled $64.6 million, including $12.0 million of brokered certificates of deposit. Management expects, based on historical experience, that a substantial portion of the maturing non-brokered certificates of deposit will be renewed.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. At September 30, 2021, the Bank’s Tier 1 capital to average assets ratio was 12.8%. The Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines as of September 30, 2021.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to disclose quantitative and qualitative information about market risk as it qualifies as a smaller reporting company.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	15,055	$21.28	15,055	270,099
August 1, 2021 - August 31, 2021	8,197	20.40	8,197	261,902
September 1, 2021 - September 30, 2021	143,538	20.55	143,538	118,364
	166,790	$20.61	166,790	118,364

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

101

Inline XBRL Instance Document - The following materials from Randolph Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2021 and 2020 and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Randolph Bancorp, Inc.

Date: November 4, 2021	By:	/s/ William M. Parent
William M. Parent
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Lauren B. Messmore
Lauren B. Messmore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)