Form 10-K
period 2021-12-31
Randolph Bancorp, Inc.
filed 2022-03-10
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37780

Randolph Bancorp, Inc.

(Exact name of Registrant as specified in its Charter)

Massachusetts	81-1844402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Batterymarch Park, Suite 301, Quincy, MA	02169
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 963-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	RNDB	NASDAQ

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on the last business day of the registrant’s most recently completed second fiscal quarter was $92,148,669.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2022 was 5,180,670.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Randolph Bancorp, Inc.

2021 Form 10-K

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

Such forward-looking statements reflect our current views and expectations based largely on information currently available to our management, and on our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and they involve inherent risks and uncertainties. Although the Company believes that these forward-looking statements are based on reasonable estimates and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies, and other factors. Accordingly, the Company cannot give you any assurance that our expectations will in fact occur or that our estimates or assumptions will be correct. The Company cautions you that actual results could differ materially from those expressed or implied by such forward-looking statements as a result of, among other factors, the factors referenced in this report under Item 1A. “Risk Factors”; ongoing disruptions due to the COVID-19 pandemic; changes in employment levels and other general business and economic conditions on a national basis and in the local markets in which the Company operates and which adversely affect borrowers’ ability to service and repay our loans; changes in interest rates; competitive pressures from other financial institutions; changes in customer behavior; the possibility that future credit losses, loan defaults and charge-off rates are higher than expected due to changes in economic assumptions or adverse economic developments; changes in the value of securities and other assets, adequacy of loan loss reserves, or deposit levels necessitating increased borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity breaches, fraud, natural disasters and future pandemics; increasing government regulation; the risk that we may not be successful in the implementation of our business strategy; the risk that intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements. These forward-looking statements speak only as of the date of this report and the Company does not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business.

Randolph Bancorp, Inc.

Randolph Bancorp, Inc. (“we,” “our,” “us,” “Randolph Bancorp,” or the “Company”) is a Massachusetts corporation organized in 2016 and is the stock holding company of Envision Bank (the “Bank”). Randolph Bancorp’s primary business activities are the ownership of the outstanding capital stock of the Bank and management of the investment of offering proceeds retained from Randolph Bancorp’s mutual-to-stock conversion (the “conversion”) and our initial public offering in 2016. On July 1, 2016, we completed an initial public offering in which we sold 5,686,750 shares of common stock at $10.00 per share for approximately $56.9 million in gross proceeds, including 469,498 shares sold to the Bank’s employee stock ownership plan (“ESOP”). In connection with the conversion and initial public offering, we also issued 181,976 shares of common stock and contributed $455,000 in cash to Envision Bank Foundation, Inc. We also completed the acquisition of First Eastern Bankshares Corporation on July 1, 2016 for cash of $14.1 million. In the future, we may pursue other business activities permitted by applicable laws and regulations for bank holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in the Bank. There are no specific plans for any additional capital issuance, merger or acquisition, or other diversification of our activities at the present time. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiary on a consolidated basis.

At December 31, 2021, we had total assets of $803.3 million, deposits of $638.1 million and stockholders’ equity of $100.9 million.

Our cash flows depend upon repayments on the loan made to the ESOP, repurchases of stock and any dividends received from the Bank or paid to shareholders of the Company. We do not own or lease any property, but instead use the premises, equipment, and other property of the Bank.

Envision Bank

Envision Bank is a Massachusetts-chartered savings bank headquartered in Quincy, Massachusetts with its main office in Randolph, Massachusetts. Envision Bank was organized in 1851 as Randolph Savings Bank. It reorganized into the mutual holding company structure in 2002 and into a stock holding company structure in 2016 in connection with the conversion. Envision Bank is currently the wholly-owned subsidiary of Randolph Bancorp. On July 1, 2016, we acquired First Eastern Bankshares Corporation and its wholly-owned subsidiary, First Federal Savings Bank of Boston (together, “First Eastern”), which was merged with the Bank. First Eastern was actively engaged in mortgage banking including the origination and sale of residential mortgage loans in the secondary market and the servicing of sold loans for investors.

Envision Bank provides financial services to individuals, families, and small to mid-size businesses through our five full-service banking offices located in Norfolk County, Massachusetts, our four loan production offices and lending centers located throughout Massachusetts and southern New Hampshire, and our digital channels via our mobile application and website. The Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations, brokered deposits and borrowings, in one- to four-family residential mortgage loans, commercial real estate loans, home equity loans and lines of credit, commercial and industrial loans, construction loans, consumer loans, and investment securities. The Bank offers a full range of deposit accounts, including statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, and IRAs. The Bank’s digital banking services through our mobile banking site and the internet provide the ability for customers to use a variety of mobile devices to check balances, track account activity, pay bills, search transactions, deposit checks, and set up alerts for text or e-mail messages for changes in their account. The Bank is also actively involved in the sale and servicing of residential mortgage loans in the secondary market and to other financial institutions.

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

Competition

We face intense competition in making loans and attracting deposits. Our most direct competition for deposits has historically come from the banking institutions operating in our primary market area and from other financial service companies, such as securities brokerage firms, credit unions, and insurance companies. We also face competition for depositors’ funds from out of market banks and credit unions through their internet offerings, money market funds and mutual funds. At June 30, 2021, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), we held 1.6% of the deposits in Norfolk County, which was the 15th largest market share out of 43 financial institutions with offices in Norfolk County. Many of the banks owned by large national and regional holding companies and other community-based banks that operate in our primary market area are larger than we are and, therefore, may have greater resources or offer a broader range of products and services.

Our competition for loans comes from financial institutions, including credit unions, in our primary market area and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from non-depository financial service companies, such as insurance companies, securities companies, and specialty finance companies. Competition in mortgage banking comes from traditional mortgage competitors within our market area as well as larger, nationally active mortgage originators.

Lending Activities

Our primary lending activities are the origination of real estate secured loans including one- to four-family residential mortgage loans, commercial real estate loans, home equity loans and lines of credit and construction loans and, to a lesser extent, commercial and industrial loans and consumer loans, predominantly in our core market areas in Massachusetts, Rhode Island, southern New Hampshire and via the Bank’s digital banking services through our mobile application and the internet. We sell in the secondary market the majority of the fixed rate conforming one- to four-family residential mortgage loans that we originate. We also sell a portion of the non-conforming one- to four-family residential mortgage loans we originate, primarily jumbo and adjustable-rate mortgage loans (“ARMs”), to other financial institutions.

Loan Portfolio. The following table sets forth the composition of our loan portfolio at the dates indicated:

	At December 31,
	2021		2020		2019		2018		2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One- to four-family residential	$236,364	42.99%	$235,648	48.16%	$244,711	51.85%	$246,756	50.69%	$198,475	49.29%
Commercial	197,423	35.91%	143,893	29.41%	125,405	26.57%	113,642	23.35%	98,755	24.53%
Home equity loans and lines of credit	57,295	10.42%	48,166	9.84%	41,669	8.83%	43,545	8.95%	38,968	9.68%
Construction	33,961	6.18%	31,050	6.35%	35,485	7.52%	42,139	8.66%	25,357	6.30%
Commercial and industrial loans	17,242	3.14%	20,259	4.14%	9,093	1.93%	21,285	4.37%	24,766	6.15%
Consumer loans	7,552	1.37%	10,289	2.10%	15,641	3.31%	19,407	3.99%	16,337	4.06%
	549,837	100.00%	489,305	100.00%	472,004	100.00%	486,774	100.00%	402,658	100.00%
Net deferred loan costs and fees, and purchase premiums	1,073		1,123		1,407		1,509		1,452
Allowance for loan losses	(6,289)		(6,784)		(4,280)		(4,437)		(3,737)
Loans, net	$544,621		$483,644		$469,131		$483,846		$400,373

Loan Maturities. The following table sets forth the scheduled contractual amortization of the Bank’s loan portfolio at December 31, 2021. Loans having no schedule of repayments or no stated maturity are reported as being due in greater than five years except for demand loans which are reflected as due in one year or less. The table does not include any estimate of prepayments which significantly shortens the average life of all loans and may cause our actual repayment experience to differ from that shown below. The amounts shown below exclude net deferred loan costs and fees, and purchase premiums. The following table also sets forth the rate structure of loans scheduled to mature after one year.

	At December 31, 2021
(In thousands)	One-to Four- Family Residential Real Estate	Commercial Real Estate	Home Equity Loans and Lines of Credit	Construction	Commercial and Industrial	Consumer	Total Loans
Amounts due in:
One year or less	$27	$15,040	$2	$16,235	$144	$532	$31,980
After one year through five years	871	107,938	202	359	4,496	3,220	117,086
After five years through fifteen years	24,923	71,849	1,617	8,925	12,170	2,878	122,362
Beyond fifteen years	210,543	2,596	55,474	8,442	432	922	278,409
Total	$236,364	$197,423	$57,295	$33,961	$17,242	$7,552	$549,837
Interest rate terms on amounts due after one year:
Fixed rate	$196,786	$111,570	$9,928	$9,184	$5,201	$6,563	$339,232
Adjustable rate	39,551	70,813	47,365	8,542	11,897	457	178,625
Total	$236,337	$182,383	$57,293	$17,726	$17,098	$7,020	$517,857

	At December 31, 2020
(In thousands)	One-to Four- Family Residential Real Estate	Commercial Real Estate	Home Equity Loans and Lines of Credit	Construction	Commercial and Industrial	Consumer	Total Loans
Amounts due in:
One year or less	$84	$644	$3	$15,360	$3	$715	$16,809
After one year through five years	915	68,207	324	7,428	12,037	6,548	95,459
After five years through fifteen years	23,709	72,573	1,617	3,662	7,591	1,606	110,758
Beyond fifteen years	210,940	2,469	46,222	4,600	628	1,420	266,279
Total	$235,648	$143,893	$48,166	$31,050	$20,259	$10,289	$489,305
Interest rate terms on amounts due after one year:
Fixed rate	$158,861	$84,147	$803	$7,780	$13,224	$9,155	$273,970
Adjustable rate	76,703	59,102	47,360	7,910	7,032	419	198,526
Total	$235,564	$143,249	$48,163	$15,690	$20,256	$9,574	$472,496

One- to Four-Family Residential Mortgage Loans. We offer mortgage loans to enable borrowers to purchase homes or refinance loans on existing homes, most of which serve as the primary residence of the owner. Excluding loans maturing in one year or less, residential mortgage loans were $236.3 million, or 43.0% of total loans, and consisted of $196.8 million and $39.6 million of fixed-rate and adjustable-rate loans, respectively, at December 31, 2021. Non-owner occupied residential loans were $55.0 million, or 10.0% of total loans.

We offer fixed-rate and adjustable-rate residential mortgage loans with terms up to 30 years. Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac (together, “GSEs”) underwriting guidelines and are originated with the intention to sell. Our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from three to ten years. Interest rates and payments on our current origination of adjustable-rate loans are adjusted to a rate equal to a specified percentage above the one year Constant Maturity Treasury rate. Historically, we have also used the London Interbank Offered Rate (“LIBOR”) as a “reference rate” for adjustable-rate loans but have ceased doing so as LIBOR is set based on interest rate information reported by certain banks which will stop doing so after June 2023. At December 31, 2021, 61% of residential adjustable-rate mortgages re-price based on LIBOR. Depending on the loan type, the maximum amount by which the interest rate may be increased or decreased is generally 2.0% per adjustment period and the lifetime interest rate caps range from 5.0% to 6.0% over the initial interest rate of the loan. Given the complexity of the transition, as well as the different risk characteristics between LIBOR and the replacement reference rate, we continue to evaluate the impact of the transition.

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

We will make loans with loan-to-value ratios up to 100.0% for some government insured loans; however, we generally require private mortgage insurance for residential loans secured by a first mortgage with a loan-to-value ratio over 80.0%. We require all properties securing mortgage loans to be appraised by a licensed real estate appraiser. Exceptions to this lending policy are based on the requirements of the secondary market program under which the loan is originated. We require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone. At times we will rely on proprietary valuation data and methodology through the automated underwriting systems available through GSEs in lieu of a full appraisal. For home equity lines of credit, if a full appraisal is not available we may utilized a drive-by appraisal or other automated valuation method using online property record data.

In an effort to provide financing for first-time home buyers, we offer adjustable- and fixed-rate loans to qualified individuals and originate the loans using programs with more flexible underwriting guidelines, loan conditions, and reduced closing costs.

Commercial Real Estate Loans. At December 31, 2021, commercial real estate loans were $197.4 million, or 35.9% of total loans.

We originate fixed- and adjustable-rate commercial real estate loans for terms generally up to ten years, though on an exception basis commercial real estate loans will be granted with terms up to twenty years. Excluding loans maturing in one year or less, commercial real estate loans consisted of $111.6 million of fixed-rate loans and $70.8 million of adjustable rate loans at December 31, 2021. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years and generally are adjusted to a rate equal to a specified percentage above the corresponding Federal Home Loan Bank of Boston (“FHLBB”) classic borrowing rate and, to a lesser extent, LIBOR. Most of our adjustable-rate commercial real estate loans adjust every five years and amortize over a 25-30 year term. Loan amounts do not generally exceed 75.0% of the property’s appraised value at the time the loan is originated but may be made up to 80.0% of appraised value on an exception basis.

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

At December 31, 2021, the average loan balance of our outstanding commercial real estate loans was $977,000 and our largest commercial real estate loan was $12.9 million in outstanding balance, with a total commitment of $13.0 million.

Loans secured by commercial real estate, including multi-family real estate, generally have larger balances and involve a greater degree of credit risk than residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, where applicable, to provide annual financial statements on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, end of loan analysis, the borrower’s expertise, credit history, profitability, global cash flow of the borrower, guarantor, and all related entities, and the value of the underlying property. We require an environmental risk assessment prior to funding commercial real estate loans.

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which are secured by one- to four-family residences. At December 31, 2021, home equity loans and lines of credit were $57.3 million, or 10.4% of total loans. Home equity lines of credit have monthly adjustable rates of interest with 15-year draw periods which are then amortized over 10 years. These loans are indexed to the prime rate and generally are subject to an interest rate floor. Our home equity loans generally have a fixed interest rate. We offer home equity loan and lines of credit with cumulative loan-to-value ratios generally up to 80.0%, when taking into account both the balance of the home equity loan and first mortgage loan. Any home equity loan or line of credit made with a loan-to-value ratio exceeding 80.0% is made as a policy exception.

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

Construction Loans. At December 31, 2021, construction loans were $34.0 million, or 6.2% of total loans. We originate construction loans only in our market area of Massachusetts, southern New Hampshire and Rhode Island. We primarily originate construction loans to contractors and builders, and to individuals, to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including small industrial buildings as well as apartment, retail and office buildings. Our construction loans generally are floating-rate, interest-only loans that provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan may be paid in full or converted to a permanent mortgage loan. Construction loans generally can be made with a maximum loan-to-value ratio of 75.0% of appraised market value for commercial construction and 80.0% of appraised market value for owner-occupied residential construction loans estimated upon completion of the project. Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser. Our construction loans generally do not provide for interest payments to be funded by interest reserves. At December 31, 2021, our largest construction loan outstanding was $5.3 million.

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

Commercial and Industrial Loans. We make commercial and industrial loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. At December 31, 2021, commercial and industrial loans were $17.2 million, or 3.1% of total loans. As discussed in more  detail below, this amount included $3.6 million of PPP (as defined below) loans. Commercial lending products include term and time loans and revolving lines of credit. Commercial and industrial loans and lines of credit are generally made with variable rates of interest. Variable rates are based on either the 30 Day LIBOR rate or the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to a corresponding FHLBB Classic rate, plus a margin. Commercial and industrial loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately held companies with local or regional businesses that operate in our market area. In addition, commercial and industrial loans (excluding loan participations) are generally made only to existing customers having a business or individual deposit account and new borrowers are expected to establish appropriate deposit relationships with us if not already a depositor.

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

At December 31, 2021, our largest commercial and industrial loan (excluding loan participations) was a $5,000,000 loan and our largest commercial line of credit was $650,000, none of which was outstanding at December 31, 2021.

The COVID-19 pandemic has caused, and continues to cause, substantial disruptions to the global economy and to the customers and communities that we serve. In response to the COVID-19 pandemic, legislation has been enacted, such as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic effects of the COVID-19 pandemic, including the establishment of participating in the Small Business Administration’s (the “SBA”) Paycheck Protection Program (the “PPP”). The CARES Act appropriated $349 billion for “paycheck protection loans” through the PPP. The amount appropriated for the PPP was subsequently increased to $659 billion. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances and are 100% guaranteed by SBA. PPP loans have an initial term of up to five years and earn interest at a rate of 1% with payments deferred for the first 10 months following the covered period, which is eight to twenty-four weeks following the date the loan is made. Additionally, on December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the “Economic Aid Act”) was enacted which, among other items provided an additional $284 billion for an additional round of PPP loans, which also introduced new borrower eligibility for the program. The Company participated in this additional round of PPP. On May 4, 2021, the SBA announced that PPP funding has been exhausted and that it has stopped accepting application from most lenders, including the Company, because PPP funding has been exhausted.

During 2020 and 2021, the Company funded 385 PPP loans totaling $26.4 million, for which it received $1.3 million in origination fees from the SBA, of which, $221,000 remained to be recognized as income as of December 31, 2021. These fees are amortized over the expected life of the loans, which is two years for loans originated prior to June 4, 2020 and five years for loans originated June 5, 2020 or later, but which is accelerated and recognized as interest income upon forgiveness of the loan. The Company had $3.6 million of PPP loans outstanding at December 31, 2021. Through December 31, 2021, 360 of our PPP loans totaling $22.8 million had been forgiven by the SBA, resulting in $1.3 million in origination fees recognized in interest income. We currently expect that a significant portion of our remaining PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program.

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

Consumer Loans. We originate loans secured by passbook or certificate accounts, unsecured personal loans and overdraft loans. We also purchase consumer loans. We expanded our purchases of consumer loans in 2017 to include refinanced student loans and automobile loans. No student loans have been purchased since 2017 and we reduced our purchases of consumer loans from third parties in 2020 and 2021 from prior periods. We purchased approximately $2.6 million and $1.0 million of automobile loans in 2021 and 2020, respectively. At December 31, 2021, total purchased consumer loans totaled $6.6 million, while the entire consumer loan portfolio totaled $7.6 million, or 1.4% of total loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Bank management assesses the underwriting criteria for each of the entities from which it purchases consumer loans as part of its pre-purchase due diligence process. Refinanced student loans, which totaled $2.0 million at December 31, 2021, were purchased from an on-line lender specializing in the origination and refinancing of such loans. Applicants are screened based on a comprehensive set of underwriting criteria designed to assess “ability to pay”, including minimum FICO scores, monthly free cash flow, maximum leverage ratios and delinquency history. On average, borrowers on refinanced student loans have demonstrated six to seven years of payment history on their existing student loan prior to refinancing. Purchased automobile loans, which totaled $4.4 million at December 31, 2021, are purchased from a local lender specializing in the origination of such loans primarily to undocumented immigrants. In addition to the vehicle collateral, these loans include a credit enhancement from the originator. The Bank also purchased in prior years unsecured personal loans from a national on-line lender which have an average FICO score at loan origination of 730. At December 31, 2021, such loans totaled $124,000.

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

	Years Ended December 31,
(In thousands)	2021	2020	2019	2018	2017
Total loans at beginning of year	$489,305	$472,004	$486,774	$402,658	$335,086
Originations:
Real estate loans:
One- to four-family residential	138,144	105,253	48,726	88,500	56,229
Commercial	49,392	52,747	15,013	24,046	28,440
Home equity loans and lines of credit	53,973	43,249	22,088	14,258	18,224
Construction	49,134	21,311	22,734	38,335	24,069
Total real estate loan originations	290,643	222,560	108,561	165,139	126,962
Commercial and industrial loans (1)	16,275	21,568	861	1,971	863
Consumer loans	293	446	575	1,167	301
Total loan originations	307,211	244,574	109,997	168,277	128,126
Purchases/Participations:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Commercial	24,000	4,000	5,500	7,750	—
Home equity loans and lines of credit	—	—	—	—	—
Construction	—	4,675	—	—	—
Total real estate loan purchases/participations	24,000	8,675	5,500	7,750	—
Commercial and industrial loans	—	—	—	1,203	20,381
Consumer loans	2,633	998	5,412	7,227	15,651
Total loan purchases/participations	26,633	9,673	10,912	16,180	36,032
Other:
Principal repayments	(188,711)	(233,940)	(89,195)	(66,504)	(89,471)
Unadvanced funds on originations	(45,453)	(8,631)	(17,876)	(5,780)	(6,922)
Transfers to held-for-sale	(48,597)	—	(28,608)	(28,057)	—
Transfers of held-for-sale loans to one- to four-family residential	9,449	5,493		—	—
Transfer to other real estate owned	—	132	—	—	(193)
Total other	(273,312)	(236,946)	(135,679)	(100,341)	(96,586)
Net loan activity	60,532	17,301	(14,770)	84,116	67,572
Total loans at end of year	$549,837	$489,305	$472,004	$486,774	$402,658

(1)	Includes $11.0 and $15.4 million of SBA PPP loan originations during 2021 and 2020, respectively.

We also originate one- to four- family residential mortgage loans for sale in the secondary mortgage market or to other financial institutions. During the years ended December 31, 2021, 2020 and 2019, the Bank originated $1.3 billion, $1.6 billion, and $0.9 billion of such loans, respectively of which 75%, 77% and 53%, respectively, were refinanced loans.

Loan Participations. We look to form relationships with other financial institutions and mitigate risk of our lending activities by participating either as the lead bank or as a participant in various loan transactions. We independently underwrite each loan using underwriting practices that generally do not differ from loans that we originate.

At December 31, 2021, the outstanding balances of loan participations purchased totaled $32.6 million and loan participations sold totaled $6.2 million. At December 31, 2020, the outstanding balances of loan participations purchased totaled $20.5 million and loan participations sold totaled $2.4 million.

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

Loans-to-One Borrower Limit. The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20.0% of its capital, which is defined under Massachusetts law as the sum of the Bank’s capital stock, surplus account, and undivided profits. At December 31, 2021, the Bank’s regulatory limit on loans-to-one borrower was $18.7 million. At that date, our largest lending relationship totaled $12.9 million and was secured by commercial real estate properties.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

Mortgage Banking Activities

We originate residential mortgage loans for our portfolio, for sale into the secondary market and for sale to other financial institutions. We generally underwrite our residential mortgage loans to conform to GSE standards. Approximately 90% of the residential real estate loans that we originated in 2021 were sold or designated for sale into the secondary market. We determine whether loans will be held for investment or held for sale at the time of loan commitment. We may subsequently change our intent to hold loans for investment and sell some or all of our ARMs or fixed-rate mortgages as part of our asset/liability management function. Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $1.98 billion and $1.76 billion at December 31, 2021 and 2020, respectively. Net gains or losses recognized upon the sale of loans are included in noninterest income. For the years ended December 31, 2021 and 2020, the Bank sold $1.44 billion and $1.50 billion, respectively, of residential mortgage loans and recognized a net gain on loan origination and sale activities of $27.7 million and $54.2 million, respectively.

Loans sold into the secondary market and to financial institutions are sold on either a servicing retained, or servicing released basis. We retained the servicing on 56% of loans sold during the year ended December 31, 2021. During 2021, we outsourced our residential loan servicing activities, which improved our customer service experience and our operational and financial efficiency.

We also consider the sale of the rights to service blocks of loans from time to time when we do not otherwise have a relationship with the customer. The decision to sell the right to service loans also takes into consideration regulatory capital rules under Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III”) which require that a haircut to capital be taken when mortgage servicing rights (“MSRs”) exceed 25% (10% in 2019 and prior) of Tier 1 Capital. In 2021 and 2020, no MSRs were sold.

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

The following table sets forth activity for our MSRs for the years indicated:

(In thousands)	2021	2020	2019	2018	2017
Balance, beginning of year	$12,377	$8,556	$7,786	$6,397	$8,486
Additions through originations	5,998	8,432	2,979	2,380	2,310
Amortization	(3,197)	(2,544)	(1,281)	(983)	(1,071)
Sales	—	—	—	—	(3,238)
Decrease (increase) in valuation allowance	438	(2,067)	(928)	(8)	(90)
Balance, end of year	$15,616	$12,377	$8,556	$7,786	$6,397
Fair value, end of year	$16,355	$12,490	$8,817	$8,554	$6,485

Changes in interest rates influence a variety of significant assumptions included in the periodic valuation of MSRs, including prepayment speeds, expected returns and potential risks on the servicing asset portfolio, the value of escrow balances and other servicing valuation elements. A decline in interest rates generally increases the propensity for refinancing, reduces the expected duration of the servicing portfolio and therefore reduces the estimated fair value of MSRs. This reduction in fair value can cause a charge to mortgage servicing income. Conversely, an increase in interest rates generally increases the estimated fair value of mortgage servicing rights. Due to the increase in interest rates during 2021 we decreased the valuation allowance for MSRs by $438,000 and due to the decline in interest rates experienced during 2020, we increased the valuation allowance for MSRs by $2.1 million. Mortgage servicing income (loss), net of amortization and changes in the valuation allowance, for the years ended December 31, 2021 and 2020 was $1.7 million and $(1.2 million), respectively.

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

Troubled debt restructurings (“TDRs”) occur when we grant borrowers concessions that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties. We may modify the terms of loans to lower interest rates (which may be at below market rates) or to provide for temporary interest-only terms, or to forgive or defer the payment of interest. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. We generally do not forgive principal on loans. Once the borrower has demonstrated sustained performance with the modified terms, the loan may be upgraded from its classified and/or nonperforming status. Any loan categorized as a TDR will continue to retain that designation through the life of the loan.

The following table provides information with respect to our nonperforming assets, including TDRs, at the dates indicated.

	At December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Nonaccrual loans:
Real estate loans:
One- to four-family residential	$2,133	$1,876	$2,922	$2,474	$1,976
Commercial	—	4,713	—	—	—
Home equity loans and lines of credit	491	584	336	407	276
Consumer loans	—	—	—	149	—
Total nonaccrual loans (1)	2,624	7,173	3,258	3,030	2,252
Delinquent loans (>90 days) accruing interest (2)	—	—	—	635	—
Total non-performing loans	2,624	7,173	3,258	3,665	2,252
Other real estate owned:
One- to four-family residential	—	132	—	65	193
Commercial	—	—	—	—	—
Total other real estate owned	—	132	—	65	193
Total nonperforming assets	$2,624	$7,305	$3,258	$3,730	$2,445
Performing troubled debt restructurings	$1,200	$1,749	$2,149	$3,027	$3,433
Total nonperforming loans to total loans(3)	0.48%	1.46%	0.69%	0.75%	0.56%
Total nonperforming assets to total assets	0.33%	1.01%	0.52%	0.62%	0.46%

(1)     Included in the amounts were nonaccrual TDRs of $1.0 million at December 31, 2021, $1.2 million at December 31, 2020, $1.4 million at December 31, 2019, $1.4 million at December 31, 2018, and $1.5 million at December 31, 2017.

(2)	Represents one residential mortgage loan.
(3)	Total loans exclude loans held for sale and include net deferred loan costs and fees, and purchase premiums.

Interest income that would have been recorded for the year ended December 31, 2021 had nonaccruing loans been current according to their original terms amounted to $108,000. Income related to nonaccrual loans included in interest income for the year ended December 31, 2021 amounted to $5,000.

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

	December 31,
	2021	2020	2019	2018	2017
	(In thousands)
Classified assets:
Substandard	$5,438	$5,783	$3,678	$2,519	$911
Doubtful	—	—	—	149	—
Loss	—	—	—	—	—
Total classified assets	$5,438	$5,783	$3,678	$2,668	$911
Special mention	$8,180	$11,075	$5,537	$1,343	$2,512

Special mention loans totaling $742,000 and $1.4 million at December 31, 2021 and 2020, respectively, were on nonaccrual. All other nonaccrual loans were included in classified loans at December 31, 2021 and 2020, respectively.

Included in the above table are $7.5 million in special mention loans which were granted short-term loan payment deferrals for customers experiencing a hardship due to the COVID-19 pandemic. The $7.5 million in special mention loans relate to commercial real estate loans in the hospitality industry and were directly impacted industries where full repayment of the loan was in question beyond the initial deferral period. There were also $4.7 million in substandard loans which were granted short-term loan payment deferrals for customers experiencing hardship due to the COVID-19 pandemic. Finally, there were $27.6 million in pass rated loans which were granted short-term loan payment deferrals for customers that experienced hardship due to the COVID-19 pandemic. As of December 31, 2021, there were no substandard loans that were still in forbearance, and there were $239,000 of special mention loans in forbearance. The remaining $1.8 million of loans in forbearance as of December 31, 2021, were not classified.

Other than as disclosed in the above tables, there are no other loans where management has information indicating that there is serious doubt about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated. Loans which have been granted pandemic-related short-term loan payment deferrals totaling $55.3 million, of which $1.9 million remain in forbearance, at December 31, 2021 are considered current based on compliance with the modified repayment terms.

	December 31, 2021			December 31, 2020
	30-59 Days	60-89 Days	90 Days or	30-59 Days	60-89 Days	90 Days or
(In thousands)	Past Due	Past Due	More Past Due	Past Due	Past Due	More Past Due
Real estate loans:
One- to four-family residential	$806	$405	$1,778	$1,263	$—	$248
Commercial	—	—	—	—	—	—
Home equity loans and lines of credit	186	215	356	95	—	317
Construction	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Consumer loans	76	9	—	38	64	—
Total	$1,068	$629	$2,134	$1,396	$64	$565

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

Allocated Component. The allocated component of the allowance for loan losses relates to loans that are individually evaluated and determined to be impaired. Residential real estate, commercial real estate, construction and commercial and industrial loans are evaluated for impairment on a loan-by-loan basis. Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan are lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer loans or second mortgages and home equity loans and lines of credit for impairment disclosures, unless such loans are 90 days or more past due or subject to a TDR agreement.

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

We periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR, unless deemed insignificant. All TDRs are initially classified as impaired.

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

At December 31, 2021, our allowance for loan losses was $6.3 million, or 1.14% of total loans, or 1.15% of total loans, excluding PPP loans of $3.6 million and 239.7% of nonperforming loans. At December 31, 2020, our allowance for loan losses was $6.8 million, or 1.39% of total loans, or 1.41% of total loans, excluding PPP loans of $10.9 million, and 94.6% of nonperforming loans. Nonperforming loans at December 31, 2021 were $2.6 million, or 0.48% of total loans, compared to $7.2 million, or 1.46% of total loans, at December 31, 2020. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	December 31, 2021			December 31, 2020
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$1,093	17.38%	42.99%	$1,646	24.26%	48.16%
Commercial	3,451	54.87%	35.91%	3,402	50.15%	29.41%
Home equity loans and lines of credit	462	7.35%	10.42%	442	6.52%	9.84%
Construction	697	11.08%	6.18%	751	11.07%	6.35%
Commercial and industrial loans	499	7.93%	3.14%	416	6.13%	4.14%
Consumer loans	87	1.38%	1.37%	127	1.87%	2.10%
Total	$6,289	100.00%	100.00%	$6,784	100.00%	100.00%

Analysis of Loan Loss Experience. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Allowance at beginning of period	$6,784	$4,280	$4,437	$3,737	$3,271
Provision (credit) for loan losses	(438)	2,553	—	762	540
Charge offs:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Commercial	—	—	—	(2)	—
Home equity loans and lines of credit	—	(3)	—	—	—
Construction	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans	(67)	(68)	(192)	(119)	(153)
Total charge-offs	(67)	(71)	(192)	(121)	(153)

Recoveries:
Real estate loans:
One- to four-family residential	5	7	25	41	23
Commercial	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial loans	2	2	—	—	35
Consumer loans	3	13	10	18	21
Total recoveries	10	22	35	59	79
Net charge-offs	(57)	(49)	(157)	(62)	(74)
Allowance at end of period	$6,289	$6,784	$4,280	$4,437	$3,737
Total loans outstanding(1)	$549,837	$489,305	$472,004	$486,774	$402,658
Average loans outstanding	$557,293	$483,061	$490,638	$471,849	$388,623
Allowance for loan losses as a percent of total loans outstanding(1)	1.14%	1.39%	0.91%	0.91%	0.93%
Net charge-offs as a percent of average loans outstanding	0.01%	0.01%	0.03%	0.01%	0.02%
Allowance for loan losses to nonperforming loans	239.67%	94.58%	131.37%	121.06%	165.94%

(1)	Total loans exclude loans held for sale and net deferred loan costs and fees, and purchase premiums.

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

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the FHLBB, certificates of deposit of federally insured institutions, investment grade corporate bonds and marketable equity securities. We also are required to maintain an investment in FHLBB stock. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2021.

Investment Securities. The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2021		2020		2019
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
Debt securities:
U.S. Treasury	$10,939	$10,771	$—	$—	$—	$—
U.S. Government-sponsored enterprises	1,995	1,978	1,993	1,996	4,000	4,012
Corporates	2,510	2,536	4,300	4,356	1,513	1,528
Municipals	351	353	595	600	744	753
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	23,349	23,479	32,538	33,457	35,238	35,410
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	8,733	8,956	8,857	9,382	8,977	8,924
U.S. Government guaranteed	103	103	977	1,001	1,363	1,370
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	796	810	996	1,048	1,395	1,418
U.S. Government-guaranteed	2,641	2,680	3,398	3,526	4,106	4,088
Total securities available-for-sale	$51,417	$51,666	$53,654	$55,366	$57,336	$57,503

The following table sets forth the stated maturities and weighted average yields of investment securities, all of which are classified as available-for-sale, at December 31, 2021 and 2020. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the tables below.

	As of December 31, 2021
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S Treasury	$—	—	$6,279	0.61%	$4,660	1.03%	$—	—	$10,939	0.79%
U.S. Government- sponsored enterprises	—	—	1,995	0.25%	—	—	—	—	$1,995	0.25%
Corporates	—	—	1,448	0.69%	1,062	3.11%	—	—	2,510	1.71%
Municipals(1)	—	—	351	5.13%	—	—	—	—	351	5.13%
Residential mortgage- backed securities:
U.S. Government- sponsored enterprises	—	—	320	2.81%	1,752	3.25%	21,277	1.57%	23,349	1.72%
Commercial mortgage- backed securities:
U.S. Government- sponsored enterprises	—	—	8,733	2.11%	—	—	—	—	8,733	2.11%
U.S. Government- guaranteed	—	—	—	—	—	—	103	0.97%	103	0.97%
Collateralized mortgage obligations:
U.S. Government- sponsored enterprises	—	—	370	2.70%	—	—	426	2.58%	796	2.64%
U.S. Government- guaranteed	—	—	—	—	476	2.73%	2,165	2.22%	2,641	2.31%
Total securities available-for-sale	$—	—	$19,496	1.41%	$7,950	1.90%	$23,971	1.64%	$51,417	1.60%

	As of December 31, 2020
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government- sponsored enterprises	$—	—	$1,993	0.25%	$—	—	$—	—	$1,993	0.25%
Corporates	503	1.99%	2,729	1.10%	1,068	2.90%	—	—	4,300	1.65%
Municipals(1)	—	—	595	4.87%	—	—	—	—	595	4.87%
Residential mortgage- backed securities:
U.S. Government- sponsored enterprises	—	—	301	2.99%	421	3.09%	31,816	1.81%	32,538	1.84%
Commercial mortgage- backed securities:
U.S. Government- sponsored enterprises	—	—	3,761	2.05%	5,096	2.16%	—	—	8,857	2.11%
U.S. Government- guaranteed	—	—	—	—	—	—	977	2.46%	977	2.46%
Collateralized mortgage obligations:
U.S. Government- sponsored enterprises	—	—	—	—	451	2.66%	545	2.75%	996	2.71%
U.S. Government- guaranteed	—	—	—	—	—	—	3,398	2.30%	3,398	2.31%
Total securities available-for-sale	$503	—	$9,379	1.60%	$7,036	2.36%	$36,736	1.89%	$53,654	1.90%

(1)	Yields for municipal investments are presented on a tax equivalent basis.

U.S. Treasury At December 31, 2021, we had U.S. Treasury securities totaling $10.9 million, which constituted 21.3% of our securities portfolio. While these securities may provide lower yields than other investments in our securities portfolio, we maintain these investments, to the extent we deem appropriate for liquidity purposes, as collateral for borrowings and for prepayment protection.

U.S. Government-Sponsored Enterprises. At December 31, 2021, we had U.S. government and agency securities totaling $2.0 million, which constituted 3.9% of our securities portfolio. While these securities may provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Corporate Debt Securities. At December 31, 2021, we had corporate debt securities totaling $2.5 million, which constituted 4.9% of our securities portfolio. All of our corporate debt securities are investment grade and have remaining maturities of less than ten years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities.

Municipal Securities. At December 31, 2021, we had municipal securities totaling $351,000, which constituted 0.7% of our securities portfolio. All of our current municipal securities have remaining maturities of less than 10 years. These securities generally provide higher yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Mortgage-Backed Securities. At December 31, 2021, we had residential mortgage-backed securities totaling $23.3 million, which constituted 45.4% of our securities portfolio, and commercial mortgage-backed securities totaling $8.8 million, which constituted 17.2% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” pro-rata based on each investor’s respective interest in the security, net of certain costs, including servicing and guarantee fees.  Residential mortgage-backed securities typically are collateralized by pools of one- to four-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. Commercial mortgage-backed securities typically are collateralized by pools of commercial mortgage loans. The issuers of such securities pool and resell the participation interests in the form of securities to investors, such as the Bank.  The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a U.S. government agency or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

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

Collateralized Mortgage Obligations. At December 31, 2021, we had collateralized mortgage obligations issued by U.S. government-sponsored enterprises totaling $796,000, which constituted 1.5% of our securities portfolio, and collateralized mortgage obligations guaranteed by a U.S. government agency totaling $2.6 million, which constituted 5.1% of our securities portfolio.

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

Other Securities. We held common stock of the FHLBB in connection with our borrowing activities totaling $2.9 million at December 31, 2021. The FHLBB common stock is carried at cost.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. At December 31, 2021, our balance in bank-owned life insurance totaled $8.8 million and was issued by six insurance companies, all of which were rated A- or better by A.M. Best Company.

Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Deposits are attracted from within our market area by sales efforts of our retail, business development and commercial lending officers, advertising (including direct mail), and through our website. We offer a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts, and certificates of deposit. We also utilize brokered, listing and other wholesale deposits to help fund loan growth.

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

Business Banking. We also offer a variety of deposit accounts designed for businesses. Our business banking deposit products include a commercial checking account and checking accounts specifically designed for small businesses. We also offer remote deposit capture products for business customers to meet their online banking needs. Additionally, we offer money market accounts for businesses and we offer a limited suite of cash management solutions directly or through third parties including: ACH origination, wire transfer, positive pay and account reconciliation. We are seeking to increase our commercial deposits through expansion of our commercial loan portfolio and the resulting increase in our base of commercial customers.

Deposits. The following table sets forth the average balances and weighted average rates of our deposit products at the dates indicated.

	For the Years Ended December 31,
	2021			2020			2019
(Dollars in thousands)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Deposit type:
Non-interest bearing demand	$121,378	21.45%	—	$80,957	15.65%	—	$62,314	13.60%	—
NOW	65,978	11.66%	0.05%	55,396	10.71%	0.14%	39,197	8.55%	0.49%
Money market deposits	74,816	13.22%	0.26%	71,817	13.88%	0.37%	69,362	15.14%	1.38%
Regular and other savings	190,865	33.73%	0.16%	161,502	31.22%	0.26%	108,483	23.67%	0.52%
Term certificates	112,802	19.94%	0.45%	147,665	28.54%	1.05%	178,901	39.04%	2.02%
Total	$565,839	100.00%	0.18%	$517,337	100.00%	0.45%	$458,257	100.00%	1.16%

The Bank began to utilize brokered deposits in 2017. The average balance of brokered money market deposits was $10.1 million in 2021 and 2020. The average balance of brokered certificates of deposit was $32.5 million in 2021 and $48.7 million in 2020.

The following table sets forth our term certificates classified by interest rate as of the dates indicated.

	At December 31,
(Dollars in thousands)	2021	2020	2019
0.00% - 1.00%	$133,154	$64,108	$20,518
1.01 - 2.00%	12,957	25,256	78,583
2.01 - 3.00%	57	15,752	87,997
3.01 - 4.00%	—	—	725
Total	$146,168	$105,116	$187,823

The following table sets forth the amount and maturities of our term certificates by interest rate at December 31, 2021.

	Amount Due
(Dollars in thousands)	Less than One Year	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Four Years	More than Four Years	Total	% of Total Certificate Accounts
0.00 - 1.00%	$83,684	$30,842	$17,159	$719	$750	$133,154	91%
1.01 - 2.00%	11,536	1,089	295	37	—	12,957	9%
2.01 - 3.00%	12	35	10	—	—	57	0%
Total	$95,232	$31,966	$17,464	$756	$750	$146,168	100%

          The following table sets forth the amount and maturities of our term certificates by interest rate at December 31, 2020.

	Amount Due
(Dollars in thousands)	Less than One Year	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Four Years	More than Four Years	Total	% of Total Certificate Accounts
0.00 - 1.00%	$53,848	$8,257	$1,041	$376	$586	$64,108	61%
1.01 - 2.00%	17,281	6,303	1,229	405	38	25,256	24%
2.01 - 3.00%	10,190	5,562	—	—	—	15,752	15%
Total	$81,319	$20,122	$2,270	$781	$624	$105,116	100%

As of December 31, 2021, the aggregate amount of our term certificates in amounts greater than or equal to $100,000 was $110.5 million. The following table sets forth the maturity of these certificates as of December 31, 2021 and 2020.

(In thousands) Maturity Period	2021	2020
Three months or less	$18,690	$28,599
Over three through six months	30,478	18,938
Over six through twelve months	29,333	3,380
Over twelve months	32,003	14,295
Total	$110,504	$65,212

 The table below shows the remaining balance of term certificates of deposit in excess of FDIC deposit insurance limits, by maturity, at the dates indicated:

(In thousands) Maturity Period	2021	2020
Three months or less	$4,038	$12,580
Over three through six months	7,259	4,208
Over six through twelve months	5,503	1,570
Over twelve months	3,446	5,060
Total	$20,246	$23,418

The Bank is an FDIC insured institution and is a member of the Depositors Insurance Fund. As such, all deposits at the Bank are insured.

Borrowings. We may utilize advances from the FHLBB to supplement our supply of investable funds. The FHLBB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLBB and are authorized to apply for advances on the security of such stock and certain of our residential and commercial real estate loans. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLBB’s assessment of the institution’s creditworthiness. At December 31, 2021 and December 31, 2020, we had $50.0 million and $61.9 million, respectively, in outstanding advances from the FHLBB. At December 31, 2021 and December 31, 2020, based on available collateral and our ownership of FHLBB stock, and based upon our internal policy, we had access to additional FHLBB advances of up to $111.5 million and $93.9 million, respectively. We also have a $4.2 million available line of credit with FHLBB and a $12.5 million available line of credit with a correspondent bank at December 31, 2021. We had no borrowings outstanding under either of these lines of credit at December 31, 2021 and 2020. Advances from the FHLBB are secured by a blanket pledge agreement on the Bank’s qualified collateral, defined principally as 75% of the carrying value of pledged first mortgage loans on owner-occupied residential property and 65% on pledged commercial real estate loans.

The following table sets forth information concerning balances and interest rates on our short-term FHLBB borrowings at the dates and for the periods indicated.

	At or for the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Balance of short-term borrowings outstanding at end of period	$—	$—	$19,822	$82,684	$64,739
Average amount of short-term borrowings outstanding during the period	$4,357	$6,049	$73,551	$63,552	$34,656
Maximum short-term borrowings outstanding at any month end	$28,032	$23,939	$128,283	$108,819	$64,739
Weighted average interest rate during the period on short-term borrowings	0.32%	0.81%	2.36%	2.11%	1.31%
Weighted average interest rate at end of period of short-term borrowings	—	—	1.85%	2.55%	1.59%

In conjunction with the PPP, the Federal Reserve has created the Paycheck Protection Liquidity Facility (“PPPLF”) to facilitate lending by eligible financial institutions to small businesses under the PPP. Pursuant to the PPPLF, the applicable Federal Reserve Bank extended credit to depository institutions on a non-recourse basis with a term of up to five years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility. The Company utilized $15.4 million in advances from the PPPLF to fund its PPP loans, none of which was outstanding at December 31, 2021 and $11.4 million of which remained outstanding at December 31, 2020. The FDIC allows the Company to neutralize the effect of PPP loans financed under the PPPLF on Tier 1 leverage capital ratios.

Human Capital Resources

As of December 31, 2021, we had 186 total employees, including 170 full-time and 16 part-time employees, none of whom is represented by a collective bargaining unit. We believe we have a good standing relationship with our employees.

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

Diversity, Equity and Inclusion

We are committed to implementing diverse, equitable and inclusive policies and practices across the organization. Our corporate values speak directly to the spirit of inclusion as well as the importance of embracing diversity and equitable practices to ensure we are representative of the communities we serve. We are committed to building togetherness and a culture where integrity, personal responsibility, extraordinary communication and selfless leadership are at the center of what we do. We continuously focus our efforts on recruiting, employing and advancing diverse talent that includes consideration for race, gender and age diversity. We monitor our workforce demographics on a routine basis and take pride in diverse talent we employ and retain.

As of December 31, 2021, the race and gender diversity of our workforce was as follows:

	Total Number of Employees or Members	People of Color	Percent	Women	Percent	Members of LGBTQ+ Community	Percent
Employees	186	30	16%	115	62%	4	2%
Members of the Board of Directors	10	1	10%	3	30%	1	10%

Subsidiaries

The Bank has four wholly-owned subsidiaries. Cabot Security Corporation is a Massachusetts securities corporation formed to hold certain of our investment securities for tax purposes. Randolph Investment Company, Inc. is a Massachusetts corporation formed to hold certain real estate owned. First Eastern Mortgage Corporation is an inactive Massachusetts corporation. Prime Title Services, Inc. is a Massachusetts corporation that provides mortgage loan closing services.

Supervision and Regulation

General

Envision Bank is a Massachusetts stock savings bank and is the wholly-owned subsidiary of Randolph Bancorp, a Massachusetts corporation, which is a registered bank holding company. The Bank’s deposits are insured up to applicable limits by the FDIC and by the Depositors Insurance Fund, a private industry-sponsored insurance fund, for amounts in excess of the FDIC insurance limits. The Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency and state regulator, and by the FDIC, as its federal regulator and deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition. The Bank must also obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. The Bank must comply with consumer protection regulations issued by the Consumer Financial Protection Bureau (the “CFPB”). The Bank is a member of and owns stock in the FHLBB.

As a bank holding company, Randolph Bancorp is subject to examination and supervision by, and is required to file certain reports with the Federal Reserve. Randolph Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission (the “SEC”) under the federal securities laws.

The federal and state regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of other creditors or shareholders. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets, and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the Massachusetts Commissioner of Banks, the CFPB, the FDIC, the Federal Reserve, or the United States Congress, could have a material adverse impact on the financial condition and results of operations of Randolph Bancorp and the Bank.

Set forth below are certain material regulatory requirements that are applicable to Randolph Bancorp and the Bank. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Randolph Bancorp and the Bank.

Pandemic Response

Paycheck Protection Program. As of December 31, 2021, the Bank had collected $1.3 million in PPP origination fee income. The average loan size is $68,000 and the aggregate number of jobs positively impacted is approximately 2,800. In conjunction with the PPP, the Federal Reserve created a lending facility for qualified financial institutions. The PPPLF extended credit to depository institutions with a term equal to the term of the pledged collateral at an interest rate of 0.35%.

Troubled Debt Restructuring Relief. From March 1, 2020 through January 1, 2022, a financial institution may elect to suspend the requirements under accounting principles generally accepted in the U.S. for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR, including impairment accounting. This TDR relief is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which TDR relief is applicable.

Holding Company Regulation

General. Randolph Bancorp is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHCA”). As such, Randolph Bancorp is registered with the Federal Reserve and subject to regulations, examinations, supervision, and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve has enforcement authority over Randolph Bancorp. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to Randolph Bancorp’s subsidiary insured depository institution.

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

Under the Federal Change in Bank Control Act, no person, directly or indirectly or acting in concert with one or more other persons, may acquire control of an insured depository institution or a depository institution holding company unless the appropriate federal banking agency has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition. The Federal Reserve is the appropriate federal banking agency with respect to an acquisition of control of a bank holding company. Acquisitions subject to approval under the BHCA are exempt from the prior notice requirement. “Control,” as defined under the Change in Bank Control Act and as implemented by the Federal Reserve with respect to bank holding companies, means the power to directly or indirectly direct the management or policies of a bank holding company or to vote 25.0% or more of any class of voting securities of the bank holding company. Acquisition of more than 10.0% of any class of a bank holding company’s voting stock is subject to a rebuttable presumption of control by the Federal Reserve if the bank holding company has registered securities under section 12 of the Exchange Act or if no other person will own, control, or hold the power to vote a greater percentage of that class of voting stock immediately after the acquisition. There are also rebuttable presumptions in the regulations concerning whether a group is “acting in concert,” including presumed concerted action among members of an “immediate family.” Accordingly, the filing of a notice with the Federal Reserve would be required before any person or group of persons acting in concert could acquire 10.0% or more of the common stock of Randolph Bancorp, unless the person or group of persons files a rebuttal of control that is accepted by the Federal Reserve.

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

Capital. Upon reaching $3 billion in total consolidated assets, Randolph Bancorp will become subject to the Federal Reserve’s capital adequacy regulations for bank holding companies (on a consolidated basis). Subject to certain exceptions, including an exception for bank holding companies with less than $1 billion of assets, regulations enacted by the Federal Reserve subject bank holding companies to regulatory capital requirements that are the same as or more stringent than the capital requirements applicable to the Bank. These capital requirements include provisions that, when applicable, might limit the ability of Randolph Bancorp to pay dividends to its shareholders or repurchase its shares. See “—Federal Banking Regulation—Capital Requirements.” Randolph Bancorp is not subject to these capital requirements as its total consolidated assets are below $3 billion, and we believe it otherwise meets the requirements of the Federal Reserve’s small bank holding company policy statement, including certain qualitative requirements with respect to nonbanking activities, off-balance sheet activities, and publicly-registered debt and equity. The small bank holding company policy statement generally facilitates the transfer of ownership of small community banks by allowing their holding companies to operate with higher levels of debt than would otherwise be permitted.

Source of Strength. Under federal law, a bank holding company must act as a source of financial and managerial strength to its depository institution subsidiaries. As a result, Randolph Bancorp is expected to commit resources to support the Bank, including at times when Randolph Bancorp may not be in a financial position to provide such resources.

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

The Federal Reserve has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances, such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The policy statement also states that a bank holding company should inform and consult with the Federal Reserve supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Randolph Bancorp to pay dividends, repurchase shares of common stock, or otherwise engage in capital distributions. In addition, the ability of Randolph Bancorp to pay dividends may be restricted if the Bank becomes undercapitalized.

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

Capital Requirements. The FDIC currently requires federally insured state-chartered banks that are not members of the Federal Reserve System, or state non-member banks, to meet minimum capital standards: a 4.5% Tier 1 common equity to risk-weighted assets ratio, a 6.0% Tier 1 equity to risk weighted assets ratio, an 8.0% total capital to risk-weighted assets ratio and a leverage ratio of 4.0%. Additionally, subject to a transition schedule that ended in 2019, the FDIC’s capital rules require the Bank to establish a capital conservation buffer of Tier I common equity in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.50% of total risk-weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. If Randolph Bancorp becomes subject to the Federal Reserve’s capital adequacy rules for bank holding companies, then Randolph Bancorp would also become subject to a similar capital conservation buffer requirement that could restrict its ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1, Tier 1, and total risk-based capital, respectively, by risk-weighted assets. On- and off-balance exposures are assigned to various risk-weight categories based primarily on relative risk.

Under the FDIC’s rules, an FDIC supervised institution, such as the Bank is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (v) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Bank is currently considered “well capitalized” under this standard.

Dividends. A state non-member bank may not make a capital distribution that would reduce its regulatory capital below the amount required by the FDIC’s regulatory capital regulations or for the liquidation account established in connection with its conversion to stock form. In addition, the Bank’s ability to pay dividends may be limited if the Bank does not have the capital conservation buffer required by the capital rules, which may limit the ability of Randolph Bancorp to pay dividends to its shareholders. See “—Capital Requirements.”

Community Reinvestment Act and Fair Lending Laws. All institutions have a responsibility under the Community Reinvestment Act (the “CRA”) and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a state non-member bank, the FDIC is required to assess the institution’s record of compliance with the CRA. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. The CRA requires all institutions insured by the FDIC to publicly disclose their rating. The Bank received a “Satisfactory” CRA rating in its most recent federal examination.

Massachusetts has its own statutory counterpart to the CRA that is applicable to the Bank. The Massachusetts version is generally similar to the CRA but uses a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office, or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. The Bank’s most recent rating under Massachusetts law was “Satisfactory.”

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

Transactions with Related Parties. An insured depository institution’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulations. An affiliate is generally a company that controls, is controlled by or is under common control with an insured depository institution, such as the Bank; however, a subsidiary of a bank that engages in bank permissible activities is generally not treated as an affiliate. Randolph Bancorp is an affiliate of the Bank because of its control of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. Transactions with affiliates also must be consistent with safe and sound banking practices, generally not involve the purchase of low-quality assets and be on terms that are as favorable to the insured depository institution as comparable transactions with non-affiliates.

The Bank’s authority to extend credit to its directors, executive officers, and 10.0% or greater shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. Under federal law, an extension of credit to an insider includes credit exposure arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction, or securities borrowing transaction. Among other things, these provisions generally require that extensions of credit to such insiders:

•

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by the Bank’s loan committee or board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Additionally, federal law requires asset sale transactions with insiders to be on market terms, and if the transaction represents more than 10.0% of the capital and surplus of the Bank, it must be approved by a majority of the disinterested directors of the Bank.

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

Community Bank Leverage Ratio. Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Growth Act”), which was enacted on May 24, 2018, directs the federal banking agencies to establish a community bank leverage ratio (“CBLR”) of tangible capital to average total consolidated assets of not less than 8.0% or more than 10.0%. In September 2019, the federal banking agencies adopted a final rule to implement Section 201 of the Growth Act, effective January 1, 2020, establishing a community bank leverage ratio framework for community banking organizations having total consolidated assets of less than $10 billion, having a leverage ratio of greater than 9.0%, and satisfying other criteria, such as limitations on the amount of off-balance sheet exposures and on trading assets and liabilities. A community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9.0% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The final rule includes a two-quarter grace period during which a qualifying banking organization that temporarily fails to meet any of the qualifying criteria, including the greater than 9.0% leverage ratio requirement, generally would still be deemed well-capitalized so long as the banking organization maintains a leverage ratio greater than 8.0%. At the end of the grace period, the banking organization must meet all qualifying criteria to remain in the community bank leverage ratio framework or otherwise must comply with and report under the generally applicable rule. As required by Section 4012 the CARES Act, the federal banking agencies temporarily lowered the community bank leverage ratio, issuing two interim final rules to set the community bank leverage ratio at 8.0%. Effective January 1, 2022, the community bank leverage ratio reverted to 9.0%. At this time, the Company does not anticipate opting in to the CBLR.

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured depository institutions, such as the Bank. Deposit accounts in the Bank are insured by the FDIC up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

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

Deposit insurance premiums are based on assets. To determine its deposit insurance premium, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate. The FDIC calculates deposit insurance assessment rates for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years taking into account various measures that are similar to the factors that the FDIC previously considered in assigning institutions to risk categories, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets, and considerations related to asset quality.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.

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

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew, or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10.0% of total assets will be subject to increased FDIC deposit insurance premium assessments. However, for institutions that are well capitalized and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits. Section 202 of the Growth Act amended Section 29 of the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.

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

Federal Reserve System. Federal Reserve regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Bank’s required reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of Boston (the “FRB”). Effective March 26, 2020, the FRB reduced the reserve requirement ratios to zero percent to eliminate the need for depository institutions, such as the Bank, to maintain balances in accounts at the FRB to satisfy reserve requirements. As a result, there were no reserve balances include in cash and cash equivalents in the Consolidated Balance Sheets at December 31, 2021 and 2020.

Federal Home Loan Bank System. The Bank is a member of the FHLBB, which is one of the 12 regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2021, the Bank was in compliance with this requirement. Based on redemption provisions of the Federal Home Loan Bank, the stock has no quoted market value and is carried at cost. The Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank stock. As of December 31, 2021, no impairment has been recognized.

Massachusetts Banking Laws and Supervision

General. As a Massachusetts stock savings bank, the Bank is subject to supervision, regulation and examination by the Massachusetts Commissioner of Banks and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, and payment of dividends. In addition, the Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Massachusetts Commissioner of Banks is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, issue stock, and undertake certain other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies, and directives of the Massachusetts Commissioner of Banks may be sanctioned. The Massachusetts Commissioner of Banks may suspend or remove directors or officers of a bank who have violated the law, conducted a bank’s business in a manner that is unsafe, unsound, or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, the Massachusetts Commissioner of Banks has the authority to appoint a receiver or conservator if it is determined that a bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances.

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

Insurance Sales. A Massachusetts savings bank may engage in insurance sales activities if the Massachusetts Commissioner of Banks has approved a plan of operation for insurance activities and the bank obtains a license from the Massachusetts Division of Insurance. A bank may be licensed directly or indirectly through an affiliate or a subsidiary corporation established for this purpose. The Bank does not currently sell or refer insurance products.

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

Investment Activities. In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits. Federal law imposes additional restrictions on the Bank’s investment activities. See “—Federal Banking Regulation—Business Activities.”

Regulatory Enforcement Authority. Any Massachusetts savings bank that does not operate in accordance with the regulations, policies, and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in an unsafe or unsound manner or contrary to the depositors interests, or been negligent in the performance of their duties. Upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. The Massachusetts Commissioner of Banks also has authority to take possession of a bank and appoint a liquidating agent under certain conditions, such as an unsafe and unsound condition to transact business, the conduct of business in an unsafe or unauthorized manner, or impaired capital. In addition, Massachusetts consumer protection and civil rights statutes applicable to the Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

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

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to state and federal laws applicable to credit transactions, such as the:

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

In addition, the CFPB issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards. The Bank is evaluating recent regulations and proposals, and devotes significant compliance, legal, and operational resources to compliance with consumer protection regulations and standards.

The operations of the Bank also are subject to the:

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

The COVID-19 pandemic has impacted and is likely to continue to impact the national economy and the regional and local markets in which we operate, and create significant volatility in equity market valuations and disruption in capital and debt markets. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we have put in place for our employees. Government policies and directives relating to the pandemic response are subject to change. Changes in customer behavior due to work-from-home arrangement and other pandemic related responses may impact the demand for our products and services, which could adversely affect our revenue. Increases in deposit balances due, among other things, to government stimulus and relief programs could adversely affect our financial performance if we are unable to successfully lend or invest those funds.

Our participation in the SBA’s PPP may expose us to reputational harm as well as the risk that the SBA may not fund some or all of the guarantees associated with PPP loans.

As of December 31, 2021, we originated 385 loans aggregating $26.4 million through the PPP. We depend on our reputation as a trusted and responsible financial services company to compete effectively in the communities that we serve, and any negative public or customer response to, or any litigation or claims that might arise out of, our participation in the PPP and any other legislative or regulatory initiatives and programs that may be enacted in response to the COVID-19 pandemic, could adversely impact our business. In addition, if the SBA determines that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We have incurred operating losses in several recent years and our ability to generate future profitability is uncertain.

We achieved net income of $9.6 million for the year ended December 31, 2021, but experienced losses in four of the seven previous fiscal years. Our ability to achieve future profitability depends upon a number of factors, including our ability to successfully implement our strategic plan, our ability to achieve improved operating efficiency, our ability to manage nonperforming and classified assets, general economic conditions, competition with other financial institutions, changes to the interest rate environment that may reduce our volume of mortgage loans originated, sold and corresponding profit margins or impair our business strategy, adverse changes in the securities markets, changes in laws or government regulations, changes in consumer spending, borrowing, or saving, and changes in accounting policies, as well as other risks and uncertainties described in this “Risk Factors” section. Because of the numerous risks and uncertainties associated with our business, we are unable to predict the extent of our future profitability.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2021, one- to four-family residential loans comprised $236.4 million, or 43.0%, of our total loan portfolio, and home equity loans and lines of credit comprised $57.3 million, or 10.4%, of our total loan portfolio. One- to four-family residential mortgage lending, whether owner occupied or non-owner occupied, is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

At December 31, 2021, $248.6 million, or 45.2%, of our loan portfolio consisted of commercial real estate, commercial and industrial and construction loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate loans, commercial and industrial loans, and construction loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. Also, many of our borrowers or related groups of borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. These loans also have greater credit risk than residential real estate for the following reasons:

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

Our loan portfolio at December 31, 2021 totaled $549.8 million, an increase of $147.2 million, or 37%, since December 31, 2017. It is difficult to assess the future performance of these loans added to our portfolio during this four-year period because our relatively limited experience with such loans does not provide us with a significant payment history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings and capital could decrease.

At December 31, 2021, our allowance for loan losses totaled $6.3 million, which represented 1.14% of total loans and 239.7% of our non-performing loans. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which could materially affect our operating results.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to retail deposits and funds from the repayments and maturities of loans and investments. These include “wholesale” funding sources, including FHLBB and FRB advances, brokered deposits, listing service deposits, and proceeds from the sale of loans. We may become more dependent on these sources in the future. At December 31, 2021, we had $50.0 million of FHLBB advances outstanding with an additional $111.5 million available borrowing capacity from the FHLBB, $2.0 million of available borrowing capacity from the FRB, and $12.5 million of available borrowing capacity under a line of credit with a correspondent bank. Brokered deposits as of December 31, 2021 totaled $50.1 million. If we were no longer considered to be “well capitalized,” as defined by applicable federal regulations, it would materially restrict our ability to acquire and retain brokered deposits in the future and could reduce the maximum borrowing limits we currently have available through the FHLBB and the FRB. Additionally, adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

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

Our non-interest expenses totaled $41.7 million and $46.3 million for the years ended December 31, 2021 and 2020, respectively. We continue to analyze our expenses and seek to achieve efficiencies where available. Although we strive to generate increases in both net interest income and non-interest income, our efficiency ratio remains high. Our efficiency ratio totaled 77.3% and 62.4% for the years ended December 31, 2021 and 2020, respectively. Failure to control or maintain our expenses could hurt future profitability.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The widespread adoption of new technologies, including cryptocurrencies and payment systems, could require substantial expenditures to modify or adapt our existing products and services. We might not be successful in developing or introducing new products and services, integrating new or modified products or services into our existing offerings, responding or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining loyal customers.

Development of new products and services may impose additional costs on us and may expose us to increased operational risk.

The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from clients, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices and the preparation of marketing, sales and other materials that fully and accurately describe the product or service and its underlying risks. Our failure to manage these risks and uncertainties also exposes us to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Products and services relying on internet and mobile technologies may expose us to fraud and cybersecurity risks. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on its consolidated results of operations and financial condition.

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

Third-party vendors provide key components of our business infrastructure, such as internet connections, network access, core application processing and residential mortgage loan servicing. While we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third-party vendors could also entail significant delay and expense.

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

Our employee stock ownership plan purchased 8.0% of the total shares of common stock sold in the initial public offering, with funds borrowed from Randolph Bancorp. We record annual employee stock ownership plan expense in an amount equal to the fair value of shares of common stock committed to be released to employees. If shares of common stock appreciate in value over time, compensation expense relating to the employee stock ownership plan will increase.

We also adopted a stock-based benefit plan, which allows us to award participants restricted shares of our common stock (at no cost to them) and/or grant options to purchase shares of our common stock. The issuance of restricted stock or granting stock options result in increased compensation expense to us, which reduces profitability.

Our articles of organization and bylaws and certain regulations may prevent or make more difficult to pursue certain transactions, including a sale or merger of Randolph Bancorp.

Provisions of our articles of organization and bylaws, state corporate law, and federal and state banking regulations may make it more difficult for companies or persons to acquire control of Randolph Bancorp. Consequently, our shareholders may not have the opportunity to participate in such a transaction and the trading price of our common stock may not rise to the level of other institutions that are more vulnerable to hostile takeovers.

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

In connection with selling residential mortgage loans in the secondary market, our agreements with investors contain standard representations and warranties and early payment default clauses that could require us to repurchase mortgage loans sold to these investors or reimburse the investors for losses incurred on loans in the event of borrower default within a defined period after origination or, in the event of breaches of contractual representations or warranties made at the time of sale that are not remedied within a defined period after we receive notice of such breaches, to provide indemnification or other recourse, or to refund the profit received from the sale of a loan to an investor if the borrower pays off the loan within a defined period after origination. If we are required to repurchase mortgage loans or provide indemnification or other recourse, this could significantly increase our costs and thereby affect our future earnings.

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

LIBOR is used extensively in the United States as a benchmark for various commercial and financial contracts, including funding sources, adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which will stop reporting such information after June 30, 2023. It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or may have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which of those instruments may remain outstanding or be renegotiated if LIBOR ceases to exist. The uncertainty regarding the future of LIBOR as well as the transition from LIBOR to another benchmark rate or rates, such as the Secured Overnight Financing Rate (“SOFR”), could have adverse impacts on our funding costs or net interest margins, as well as any floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect our financial condition and results of operations.

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

We are subject to regulation and supervision by the Federal Reserve, and the Bank is subject to regulation and supervision by the Massachusetts Commissioner of Banks and the FDIC. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits, and restrictions on dividend payments. The FDIC and the Massachusetts Commissioner of Banks have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and the Bank may conduct business and obtain financing.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The regulations also establish a “capital conservation buffer” of 2.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the capital conservation buffer amount. The application of these capital requirements could, among other things, require us to maintain higher capital resulting in lower returns on equity, and we may be required to obtain additional capital to comply or result in regulatory actions if we are unable to comply with such requirements.

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

We face significant legal risks, both from regulatory investigations and proceedings from private actions brought against us.

As a participant in the financial services industry, many aspects of our business involve substantial risk of legal liability. From time to time we are named as a defendant or are otherwise involved in various legal proceedings, including class actions and other litigation or disputes with third parties. There is no assurance that litigation with private parties will not increase in the future. Actions currently pending against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us.

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

Office Name	Leased or Owned	Year Acquired or Leased	Month of Lease Expiration
Banking Offices:
129 North Main Street Randolph, MA 02368	Owned	1976	N/A
50 South Franklin Street Holbrook, MA 02343	Owned	1997	N/A
497 Washington Street Stoughton, MA 02072	Owned	2017	N/A
87 Sharon Street Stoughton, MA 02072	Leased	1995	March 2025
1 Rockdale Street Braintree, MA 02184	Leased	2018	April 2023

Loan Production Offices:
303 Wyman Street, Suite 275 Waltham, MA 02451	Leased	2019	July 2022
875 State Road Westport, MA 02790	Leased	2007	December 2023
276 Turnpike Road Route 9 East, Westboro, MA 01581	Leased	2018	October 2023
1 Stiles Road, Suite 204, Salem, NH, 03079	Leased	2020	December 2022

Administrative Offices/Lending Centers:
999 South Washington Street North Attleboro, MA 02760(1)	Leased	2014	February 2022
2 Batterymarch Park, Suite 301, Quincy, MA 02169 20 Alice Agnew Drive, Suite 4, North Attleboro, MA 02763	Leased Leased	2021 2022	June 2027 April 2025
(1)This lending center was closed as of March 10, 2022.

Item 3. Legal Proceedings.

(a)	We are not currently a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations, or cash flows.
(b)	Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Randolph Bancorp’s common stock trades on the NASDAQ Global Market under the symbol RNDB.

Holders

At February 28, 2022, there were approximately 219 holders of record of the Randolph Bancorp’s common stock. We believe the number of beneficial owners of our common stock is greater than the number of record holders as a large amount of our common stock is held of record through brokerage firms in “street name”.

Dividends

Holders of our common stock are entitled to receive dividends that our board of directors may declare out of funds legally available for such payments. We may be limited in the payment of dividends under statutory and regulatory provisions. See “Risks Factors—We are subject to capital and liquidity standards that require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has been historically the case,” “Business—Supervision and Regulation—Holding Company Regulation—Capital,” “—Holding Company Regulation—Dividends and Repurchases,” “—Federal Banking Regulation—Capital Requirements,” “—Federal Banking Regulation—Dividends,” and “—Massachusetts Banking Laws and Supervision—Dividends.”

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2021 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance. Additional information regarding stock-based compensation plans is presented in Note 12 of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

	Number of Securities to be Issued Upon Exercise of Outstanding Option, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Share-Based Compensation Plans
Equity Compensation Plans Approved by Security Holders	558,207	$14.17	78,699
Equity Compensation Plans Not Approved by Security Holders	41,176	8.78	—
Total	599,383	$13.80	78,699

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table sets forth information with respect to any purchases by or on behalf of the Company during the indicated periods under the stock repurchase programs originally announced on October 27, 2020 and October 26, 2021. Under the repurchase program announced October 27, 2020, the Company may repurchase up to 552,000 shares of its common stock, or approximately 10% of its outstanding shares at the time the program was announced. This program expired on October 29, 2021. Under the repurchase program announced October 26, 2021, the Company may repurchase up to 510,000 shares of its common stock, or approximately 10% of its outstanding shares at the time the program was announced. On January 25, 2022, the Company announced that a modification to the program which changed the program so that the Company may purchase up to 62,000 shares, or approximately 1% of the Company’s outstanding stock at the time of the modification. The timing of purchases will depend on certain factors, including but not limited to, market condition and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Plan Announcement Date	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet be Purchased Under the Modified Plans or Programs(1)
October 2021	October 27, 2020	1,965	$22.08	62,000
November 2021	October 26, 2021	1,417	$23.31	60,583
December 2021	October 26, 2021	2,920	$23.05	57,663
		6,302	$22.81
(1) The maximum number of shares that may yet be purchased under the buyback program announced on October 26, 2021, reflects the amended size of the program of 62,000 shares.

Performance Graph

The performance graph compares the cumulative total shareholder return on Randolph Bancorp’s common stock for the period beginning at the close of trading on July 1, 2016 (the end of the first day of trading of Randolph Bancorp’s common stock on the NASDAQ Global Market) to December 31, 2021, with the cumulative total return of the S&P 500 Total Return Index and the S&P U.S. SmallCap Banks Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on July 1, 2016 in Randolph Bancorp’s common stock and on June 30, 2016 in the S&P 500 Total Return Index and the S&P U.S. SmallCap Banks Index. The historical stock price performance for Randolph Bancorp’s common stock shown on the graph below is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Randolph Bancorp, Inc., the S&P 500 Index
and the S&P SmallCap Banks Index

$300
$250
$200
$150
$100
$50
Jun 2016
Sep 2016
Dec 2016
Mar 2017
Jun 2017
Sep 2017
Dec 2017
Mar 2018
Jun 2018
Sep 2018
Dec 2018
Mar 2019
Jun 2019
Sep 2019
Dec 2019
Mar 2020
Jun 2020
Sep 2020
Dec 2020
Mar 2021
Jun 2021
Sep 2021
Dec 2021
Randolph Bancorp, Inc.
S&P 500
S&P U.S. SmallCap Banks

*	$100 invested on July 1, 2016 in Randolph Bancorp’s common stock or June 30, 2016 in index, including reinvestment of dividends. Fiscal year ending December 31.

	July 1, 2016	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Randolph Bancorp	$100.00	$132.24	$125.92	$116.08	$144.79	$180.97	$198.06
S&P 500	$100.00	$107.82	$131.36	$125.60	$165.15	$195.54	$251.67
S&P U.S. SmallCap Banks	$100.00	$142.83	$149.02	$124.34	$156.00	$141.68	$197.23

(Source: S&P Global, Inc.)

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help readers understand the financial performance of Randolph Bancorp and its subsidiary through a discussion of the factors affecting its financial condition at December 31, 2021 and December 31, 2020, and their results of operations for the years then ended. This section should be read in conjunction with the consolidated financial statements of Randolph Bancorp and notes thereto that appear elsewhere in this report.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover incurred losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance for loan losses when management believes the loan is uncollectable. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as either additional information becomes available or circumstances change. The allowance for loan losses is allocated to loan types using both a formula-based approach applied to groups of loans (general component) and an analysis of certain individual loans for impairment (allocated component). Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the Massachusetts Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments using information available to them at the time of their examination. See Notes 1 and 3 to our consolidated financial statements included in this report.

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

In 2014, we established a 100% valuation allowance for our net deferred tax assets after completing an assessment of our recent operating results, including significant non-recurring items, and projected operating results. This assessment led us to conclude that it was more likely than not that we would be unable to realize our deferred tax assets. In performing subsequent assessments through 2019, management concluded that no significant changes in the key factors affecting the realizability of our deferred tax assets had occurred and that a valuation allowance for all deferred tax assets should be maintained. After incurring losses in four of the seven previous years, the Company had net income of $9.6 million and $19.9 million in 2021 and 2020, respectively. During 2021, management concluded that the previous 100% valuation allowance for deferred tax assets was no longer needed. There was no valuation allowance as of December 31, 2021.

We do not have any uncertain tax positions at December 31, 2021 and 2020 which require accrual or disclosure. We record interest and penalties as part of income tax expense. Interest and penalties recorded for the years ended December 31, 2021 and 2020 were not significant.

Comparison of Financial Condition at December 31, 2021 and 2020 - Consolidated

Total Assets. Total assets increased $82.2 million, or 11.4%, to $803.3 million at December 31, 2021 from $721.1 million at December 31, 2020. This growth resulted from an increase of $61.0 million in net loans and an increase of $101.7 million in cash and cash equivalents. The increase in net loans was a result of the $53.5 million, or 37.2%, increase in commercial real estate loans during the year ended December 31, 2021, as compared to the prior year. The increase in cash and cash equivalents occurred largely as a result of the increase in non-interest bearing deposits of $48.9 million, or 50.6%, and an increase in retail term certificates of deposit of $22.7 million, or  27.2%, during the year ended December 31, 2021.

Investment Securities. Investment securities, all of which are classified as available for sale, decreased $3.7 million, or 6.7%, to $51.7 million at December 31, 2021 from $55.4 million at December 31, 2020. At December 31, 2021, investment securities represented 6.4% of total assets compared to 7.7% at December 31, 2020. Investment securities as a percentage of total assets are below the low end of our target range of 10%, but that is offset by the level of cash and cash equivalents at December 31, 2021. We regularly evaluate the diversification of our interest-earning assets in terms of both liquidity and yield and consider changes in our target levels for both investments and loans taking into consideration both on-and off-balance sheet sources of liquidity.

Loans Held for Sale. We are actively involved in the secondary mortgage market and designate a significant majority of our residential first mortgage loan production for sale. Total originations of one- to four-family residential mortgage loans for sale in either the secondary mortgage market or to other financial institutions decreased $265.9 million, or 17.0%, to $1.3 billion in 2021 from $1.6 billion in 2020. This decrease was a consequence of an increase in mortgage rates, which led to a decrease in our production of refinanced loans by $244.0 million to $1.0 billion in 2021 from $1.2 billion in 2020. For the years ended December 31, 2021 and 2020, refinanced residential mortgage loans accounted for 75% and 77%, respectively, of overall residential mortgage loan production.

At December 31, 2021, loans held for sale totaled $44.8 million compared to $119.1 million at December 31, 2020. This decrease reflects the decline in the loan refinancing market through the end of the year as mortgage interest rates increased during 2021, compared to all-time low rates at the end of 2020.

Net Loans. Net loans increased $61.0 million, or 12.6%, from $483.6 million at December 31, 2020 to $544.6 million at December 31, 2021. This increase was largely attributable to an increase in commercial real estate loans, which had an ending balance of $197.4 million at December 31, 2021. Commercial real estate loans consist of loans primarily to small- and mid-size owner occupants and investors in our market area seeking loans between $500,000 and $15.0 million. During 2021, home equity and construction loans increased $9.1 million and $2.9 million, respectively.

Residential one- to four-family residential real estate secured loans increased $0.7 million, or 0.3%, in 2021. This slight increase in the balance was the result of management’s decision to reduce the proportion of these loans in the loan portfolio and to manage interest-rate risk in anticipation of increasing interest rates during 2022. Commercial and industrial loans decreased by $3.0 million, or 14.9%, during 2021, primarily as a result of forgiveness of PPP loans by the SBA.

Mortgage Servicing Rights. MSRs increased $3.2 million to $15.6 million at December 31, 2021 from $12.4 million at December 31, 2020. This increase was due to the retained servicing rights associated with 2021 residential loan originations sold in the secondary market. We serviced $1.98 billion in loans for others at December 31, 2021 compared to $1.76 billion at December 31, 2020. The fair value of MSRs was $16.4 million, or 83 basis points at December 31, 2021 compared to $12.5 million, or 71 basis points, at December 31, 2020. This increase in value was directly attributable to the increase in mortgage rates in 2021 and the concomitant deceleration of actual and projected loan prepayment speeds. The refinance market shows signs of significant slowing in 2022, and as a result we expect to continue to see an increase in the fair value of MSRs.

Deposits. Deposits increased $109.8 million, or 20.8%, to $638.1 million at December 31, 2021 from $528.3 million at December 31, 2020.  This increase included a $91.5 million increase in non-brokered deposits. This positive development in non-brokered deposit generation has led to a decrease in the cost of funds and reduced our reliance on wholesale funding.

FHLBB and FRB Advances. FHLBB advances decreased $11.9 million from $61.9 million at December 31, 2020 to $50.0 million at December 31, 2021. This decrease reflects the payoff of short-term and long-term borrowings during the year. At December 31, 2021, the Bank had $111.5 million in available borrowing capacity at the FHLBB based on its qualified collateral as of that date. FRB advances utilized during 2020 as part of the PPP were paid off in full during 2021. There were no FRB advances outstanding at December 31, 2021 and the ending balance of FRB advances was $11.4 million at December 31, 2020. Accordingly, total advances declined by $23.3 million in 2021, reducing our cost of funds and reliance on wholesale funding sources.

Total Stockholders’ Equity. Total stockholders’ equity increased $1.1 million to $100.9 million at December 31, 2021 from $99.8 million at December 31, 2020. This increase was due to net income of $9.6 million and stock-based compensation of $1.2 million, partially offset by share repurchases of $8.5 million, common stock dividends paid of $766,000 and other comprehensive loss of $1.1 million.

Comparison of Operating Results for the Years Ended December 31, 2021 and 2020 - Consolidated

General. We recorded net income of $9.6 million, or $1.96 per basic share and $1.88 per diluted share, for the year ended December 31, 2021 compared to net income of $19.9 million, or $3.89 per basic and $3.86 per diluted share, for the year ended December 31, 2020. Results of operations in 2021 included the following items:

•	Losses on disposals of fixed assets of $84,000;
•	Severance expenses of $419,000 related to the outsourcing of our residential loan servicing activities, which improved our customer service experience and our operational and financial efficiency; and
•	Other outsourcing expenses related to the outsourcing of residential loan servicing activities of $261,000.

Exclusive of these items totaling $764,000, or $545,000 after taxes, we would have reported net income of $10.1 million in 2021, compared to net income, also on a non-GAAP basis, of $21.5 million in 2020. See “—Non-GAAP Measures.”

Results of operations in 2020 included the following items:

•	One time charges related to the retirement of senior executives of $1.4 million;
•	Expenses related to addressing the COVID-19 pandemic of $229,000;
•	Expenses related to the closing of a residential lending office of $294,000; and
•	Severance expenses of $69,000 related to a plan to outsource our residential loan servicing activities, to improve our customer service experience and our operational and financial efficiency.

Exclusive of these items totaling $2.0 million, or $1.5 million after taxes, we would have reported net income of $21.5 million in 2020. See “—Non-GAAP Measures.”

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

	For the Year Ended December 31,
	2021			2020			2019
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans (1)	$613,427	$23,162	3.78%	$561,912	$22,212	3.95%	$547,454	$23,632	4.32%
Investment securities (2) (3)	55,421	923	1.67%	58,233	1,306	2.24%	52,953	1,521	2.87%
Interest-earning deposits	32,841	32	0.10%	30,277	76	0.25%	5,109	90	1.76%
Total interest-earning assets	701,689	24,117	3.44%	650,422	23,594	3.63%	605,516	25,243	4.17%
Noninterest-earning assets	42,608			39,395			27,903
Total assets	$744,297			$689,817			$633,419
Interest-bearing liabilities:
Savings accounts	190,865	335	0.18%	161,502	831	0.51%	108,483	560	0.52%
NOW accounts	65,978	138	0.21%	55,396	185	0.33%	39,197	194	0.49%
Money market accounts	74,816	174	0.23%	71,817	456	0.63%	69,362	955	1.38%
Term certificates	112,802	743	0.66%	147,655	2,305	1.56%	178,901	3,619	2.02%
Total interest-bearing deposits	444,461	1,390	0.31%	436,370	3,777	0.87%	395,943	5,328	1.35%
FHLBB and FRB advances	59,963	763	1.27%	71,661	943	1.32%	86,724	2,070	2.39%
Total interest-bearing liabilities	504,424	2,153	0.43%	508,031	4,720	0.93%	482,667	7,398	1.53%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	121,378			80,957			62,314
Other noninterest-bearing liabilities	15,331			12,384			8,845
Total liabilities	641,133			601,372			553,826
Total stockholders' equity	103,164			88,445			79,593
Total liabilities and stockholders' equity	$744,297			$689,817			$633,419
Net interest income		$21,964			$18,874			$17,845
Interest rate spread (4)			3.01%			2.70%			2.64%
Net interest-earning assets (5)	$197,265			$142,391			$122,849
Net interest margin (6)			3.13%			2.90%			2.95%

Ratio of interest-earning assets to interest-bearing liabilities	139.11%			128.03%			125.45%

Return on average assets	1.29%			2.89%			0.54%

Return on average equity	9.31%			22.54%			4.31%

Average equity to average assets	13.86%			12.82%			12.57%

(1)	Includes nonaccruing loan balances and interest received on such loans.
(2)	Includes carrying value of securities classified as available-for-sale, FHLBB stock and investment in the Depositors Insurance Fund.
(3)	Includes tax equivalent adjustments for municipal securities, based on a statutory tax rate of 21% for 2021, 2020 and 2019, of $4,000, $5,000 and $12,000, respectively.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
	Compared to			Compared to
	Year Ended December 31, 2020			Year Ended December 31, 2019
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to Changes in		Increase	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$1,966	$(1,016)	$950	$(95)	$(1,324)	$(1,419)
Investment securities	(60)	(323)	(383)	(14)	(200)	(214)
Interest-earning deposits	6	(50)	(44)	22	(35)	(13)
Total interest-earning assets	1,912	(1,389)	523	(87)	(1,559)	(1,646)
Interest-bearing liabilities:
Savings accounts	130	(626)	(496)	265	5	270
NOW accounts	31	(78)	(47)	11	(21)	(10)
Money market accounts	18	(300)	(282)	(15)	(484)	(499)
Term certificates	(453)	(1,109)	(1,562)	(570)	(744)	(1,314)
Total interest-bearing deposits	(274)	(2,113)	(2,387)	(309)	(1,244)	(1,553)
FHLBB and FRB advances	(150)	(30)	(180)	(315)	(812)	(1,127)
Total interest-bearing liabilities	(424)	(2,143)	(2,567)	(624)	(2,056)	(2,680)
Change in net interest income	$2,336	$754	$3,090	$537	$497	$1,034

Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $523,000, or 2.2%, to $24.1 million in 2021 compared to $23.6 million in 2020. This increase was due to a $51.3 million, or 7.9%, increase in the average balance of interest earning assets from $650.4 million in 2020 to $701.7 million in 2021. The yield on loans decreased 0.17% to 3.78% in 2021 from 3.95% in 2020. In 2021 and 2020, average loans represented 82.4% and 81.5% of total average assets, respectively.

Interest Expense. Interest expense decreased $2.6 million, or 54.4%, to $2.2 million in 2021 compared to $4.7 million in 2020. This decrease was due to the downward pricing and improved composition of deposit liabilities. Average noninterest-bearing deposits increased by $40.4 million, or 49.9%, in 2021. The decrease in cost of funds was also caused by a decrease in the utilization of higher cost wholesale funding (including brokered deposits and FHLBB and FRB advances) to fund loan growth. In 2021, term funding and advances represented 34.2% of total average interest-bearing liabilities compared to 43.2% in 2020, resulting in a shortening of interest-bearing liabilities. The cost of certificates of deposit decreased 90 basis points in 2021 while the cost of FHLBB and FRB advances decreased 5 basis points. The decreasing cost of funds, especially wholesale funding, is mainly attributable to a sharp decline in interest rates as a result of actions taken by the Federal Reserve to counteract the negative economic effects of the pandemic during 2020, which remained in effect during 2021.

Net Interest Income. Net interest income increased $3.1 million, or 16.4%, to $22.0 million in 2021 compared to $18.9 million in 2020. The change reflects the downward pricing and improved composition of deposit liabilities, as well as loan growth. The composition of our funding base improved with an increase of $48.9 million, or 50.6%, of non-interest bearing deposits and a decrease of $23.3 million, or 31.8%, of borrowings. The composition change resulted in a 50 basis point decrease in the cost of interest-bearing liabilities. Average loan growth of $51.5 million, or 9.2%, from the prior year more than offset a 17 basis point decline in loan yields.

Provision for Loan Losses. Based on the application of our loan loss methodology, as described in the notes to the consolidated financial statements presented elsewhere in this report, the Company recognized a credit for loan losses of $438,000 in 2021 while a provision for loan losses was recognized in 2020 of $2.6 million. The credit for loan losses during 2021 was primarily the result of improvements in qualitative factors related to the impact of the COVID-19 pandemic, the economic outlook, commercial lending and credit quality trends, partially offset by provisions for loan growth. The provision for loan losses in 2020 was primarily the result of an uncertain economic environment caused by the COVID-19 pandemic. The allowance for loan losses as a percentage of total loans was 1.14% at December 31, 2021 compared to 1.39% at December 31, 2020.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities decreased $26.6 million, or 49.0%, to $27.7 million in 2021 compared to $54.2 million in 2020. Mortgage loans sold were $1.4 billion in 2021, compared to $1.5 billion in the prior year. This decrease in net gain on sale activities was the result of both lower loan sales and the impact of a shrinking mortgage banking pipeline during 2021, compared to an increasing mortgage banking pipeline during 2020. The pipeline decreased by $310.7 million, or 78.3%, to $85.9 million as of December 31, 2021, from $396.6 million at the end of 2020. Loan refinancing activity represented 75% of loan production in 2021 compared to 77% in 2020.

Other Non-interest Income. Non-interest income, excluding the net gain on loan origination and sale activities, increased $3.1 million to $4.2 million in 2021, from $1.2 million in 2020. This increase was caused by a $2.8 million improvement in net mortgage servicing fees in 2021, attributable to an increase in the fair value of MSRs from 71 basis points at December 31, 2020 to 83 basis points at December 31, 2021, because of decreased prepayment speeds. During 2021, a release to the provision to the valuation allowance of mortgage loan servicing rights of $438,000 was recognized, compared to an increase in the valuation allowance of $2.1 million during 2020.

Non-interest Expenses. Non-interest expenses decreased $4.7 million, or 10.1%, to $41.7 million in 2021 compared to $46.3 million in 2020. Non-interest expenses in 2020 included one-time charges of $1.4 million related to the retirement of senior executives, as well as $229,000 of COVID-19 pandemic related expenses. Occupancy and equipment expenses decreased $753,000 in 2021, as the Company migrated to a hybrid work environment and reduced its overall real estate footprint by closing six loan production offices, and reducing the office space for the Bank’s headquarters and loan operations office since the prior year, and reduced COVID-19 pandemic related spending. These decreases were partially offset by an increase in other non-interest expenses of $307,000, related to one-time conversion expenses for the bank’s new mortgage sub-servicer, and increases to board fees and stock-based compensation paid to new members of the bank’s Board of Directors.

Salaries and employee benefits decreased $4.9 million in 2021, primarily due to the absence of a one-time charge of $1.4 million related to the retirement of senior executives in 2020 and a decrease of $2.0 million in commissions and loan production incentives related to the decrease in loan production. In addition, reductions in the bank’s workforce related to the outsourcing of residential loan servicing activities, and other bank staffing reductions, reduced salaries and benefits expense by $1.2 million from the prior year.

Occupancy and equipment expense decreased $753,000, or 21.2%, to $2.8 million in 2021 compared to $3.5 million in 2020. Occupancy and equipment expenses decreased from the prior year period as the Company migrated to a hybrid work environment and reduced its overall real estate footprint by closing six loan production offices, and reducing the office space for the bank’s headquarters and loan operations office since the prior year, and reduced COVID-19 pandemic related spending.

Data processing expenses increased $225,000, or 23.9%, to $1.2 million in 2021 from $943,000 in 2020. This increase was largely due to new expenses related to the outsourced servicing of portfolio residential loans, increased customer use of mobile and online technology as well as volume related increases as the bank continues to grow its customer base.

Marketing expenses increased $60,000, or 8.7%, from $689,000 in 2020 to $749,000 in 2021 principally due to materials sent to the bank’s residential mortgage customers to help borrowers migrate to the bank’s new residential loan sub-servicer during the year.

Other non-interest expenses increased $307,000, or 4.7%, to $6.8 million in 2021 from $6.5 million in 2020. This increase was primarily due to one-time conversion expenses for the bank’s new mortgage sub-servicer, and increased board fees and stock-based compensation paid to new members of the bank’s Board of Directors.

Income Tax Expense. Federal income taxes were $2.0 million in 2021, compared to $3.1 million in 2020. The Company recognized state income tax expense of $1.1 million and $2.3 million in 2021 and 2020, respectively. The Company fully reversed its charitable contribution valuation allowance of $531,000 during 2021.

Comparison of Results of Segment Operations for the Years Ended December 31, 2021 and 2020

Segments. The Company has two reporting segments: Envision Bank and Envision Mortgage. Revenue from Envision Bank consists primarily of interest earned on loans and investment securities and customer service fees on deposit accounts. Revenue from Envision Mortgage consists primarily of gains on loan origination and sales activities, loan servicing income and interest income on loans held for sale and residential construction loans. Envision Mortgage’s revenues also include income on loan originations that are retained in Envision Bank’s loan portfolio and loan servicing fees on these loans. This inter-segment profit is eliminated in consolidation. The following table presents a comparison of the results of operations for each segment before incomes taxes and elimination of inter-segment profit, and the changes in those results, for the years ended December 31, 2021 and 2020.

	Envision Bank				Envision Mortgage
	Years Ended December 31,		Increase (Decrease)		Years Ended December 31,		Increase (Decrease)
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
	(Dollars in thousands)
Net interest income	$18,894	$16,235	$2,659	16.4%	$3,066	$2,632	$434	16.5%
Provision (credit) for loan losses	(438)	2,553	(2,991)	(117.2)	—	—	—	—
Net interest income after provision (credit) for loan losses	19,332	13,682	5,650	41.3	3,066	2,632	434	16.5

Non-interest income:
Customer service fees	1,538	1,180	358	30.3	80	103	(23)	(22.3)
Gain on loan origination and sale activities, net	—	—	—	—	30,347	55,729	(25,382)	(45.5)
Mortgage servicing fees, net	(622)	(381)	(241)	(63.3)	2,313	(772)	3,085	(399.6)
Other	428	465	(37)	(8.0)	501	580	(79)	(13.6)
Total non-interest income	1,344	1,264	80	6.3	33,241	55,640	(22,399)	(40.3)

Non-interest expenses:
Salaries and employee benefits	7,031	9,161	(2,130)	(23.3)	21,181	24,000	(2,819)	(11.7)
Occupancy and equipment	1,825	1,770	55	3.1	967	1,775	(808)	(45.5)
Other non-interest expenses	4,435	5,228	(793)	(15.2)	6,219	4,382	1,837	41.9
Total non-interest expenses	13,291	16,159	(2,868)	(17.7)	28,367	30,157	(1,790)	(5.9)
Income (loss) before income taxes and elimination of inter-segment profit	$7,385	$(1,213)	$8,598	(708.8)%	$7,940	$28,115	$(20,175)	(71.8)%

Total assets	$708,631	$537,722	$170,909	31.8%	$94,647	$183,350	$(88,703)	(48.4)%
Envision Bank Segment

The Envision Bank segment had income before income taxes and elimination of inter-segment profit of $7.4 million for the year ended December 31, 2021 compared to a loss before income taxes and elimination of inter-segment profit of $1.2 million for the year ended December 31, 2020. The improvement was partially the result of an increase in net interest income of $2.7 million, or 16.4%, to $18.9 million in 2021, from $16.2 million in 2020, given the downward pricing and improved composition of liabilities, as well as loan growth from the prior year. A credit for loan losses of $438,000 in 2021, compared to a provision for loan losses in 2020 was the result of improvements to qualitative factors related to the impact of COVID-19 pandemic, the economic outlook, commercial lending and credit quality trends. The 2020 results also included a $1.03 million charge related to the retirement of senior executives and operating expenses of $229,000 related to addressing the COVID-19 pandemic. Excluding these charges, the segment would have generated income before income taxes and elimination of inter-segment profit of $46,000 in 2020.

Total assets attributable to the Envision Bank segment increased $170.9 million, or 31.8%, to $708.6 million at December 31, 2021 from $537.7 million at December 31, 2020.

Envision Mortgage Segment

The Envision Mortgage segment generated income before income taxes and elimination of inter-segment profit of $7.9 million in 2021 compared to income before income taxes and elimination of inter-segment profit of $28.1 million in 2020. The decrease was the result of a decrease in net gain on loan origination and sale activities of $25.4 million, or 45.5% from $55.7 million in 2020 to

$30.3 million in 2021. The 2021 results included $419,000 of accrued severance expenses and $261,000 of other outsourcing expenses related to the conversion of residential loan servicing operations to an outsourced model. Excluding these items, Envision Mortgage’s income before income taxes and elimination of inter-segment profit would have been $8.6 million in 2021. The 2020 results included a $344,000 charge related to the retirement of senior executives, $294,000 in expenses related to the closing of a residential lending office and $69,000 in severance expenses. Excluding these items, Envision Mortgage’s income before income taxes and elimination of inter-segment profit would have been $28.8 million.

The net gain on loan origination and sale activities, the principal source of revenue for Envision Mortgage, decreased $25.4 million to $30.3 million in 2021 from $55.7 million in 2020. This decrease was a result of both lower loan sales and the impact of a shrinking mortgage banking pipeline during 2021, compared to an increasing mortgage banking pipeline during 2020. Refinanced loan production decreased $244.0 million to $956.1 million in 2021 from $1.2 billion in 2020. During 2021, residential mortgage loan sales to third parties totaled $1.4 billion compared to $1.5 billion in 2020.

Higher mortgage rates also directly led to an increase of $3.1 million in Envision Mortgage’s net servicing fee income in 2021, including loan servicing fees charged to Envision Bank. This increase was primarily due to an improvement of $2.5 million in the valuation allowance for MSRs, whose fair value increased from 71 basis points in 2020 to 83 basis points in 2021. This increase was a direct result of the impact of both actual and expected deceleration of loan pre-payments on the fair value of MSRs. In 2021, Envision Mortgage had recognized a release to the valuation allowance of mortgage loan servicing rights of $438,000 compared to an increase of $2.1 million in the valuation allowance for MSRs during 2020.

Non-interest expenses of Envision Mortgage decreased $1.8 million to $28.4 million in 2021 from $30.2 million in 2020. This improvement is due primarily to a decrease in salaries and benefits expense of $2.8 million and occupancy and equipment expenses of $808,000, partially offset by increases to other non-interest expenses of $1.8 million.

The decrease in salaries and employee benefits was due to a decrease in commissions and production incentives of $2.0 million, or 13.2%, directly attributable to the decrease in 2021 residential refinance production, partially offset by one-time accrued severance expenses of $419,000.

The decrease of $808,000, or 45.5%, in occupancy and equipment costs in 2021 was caused by the closing of a number of residential loan offices during the year.

Other non-interest expenses increased $1.8 million, or 41.9%, to $6.2 million in 2021 from $4.4 million in 2020. This increase is primarily due to one-time expenses associated with the bank scanning residential mortgage servicing documents to complete the outsourcing of residential loan servicing.

Total assets attributable to the Envision Mortgage segment decreased $88.7 million, or 48.4%, to $94.6 million at December 31, 2021 from $183.4 million at December 31, 2020. This decrease was principally due to decreases in loans held for sale of $74.3 million. The decrease in loans held for sale resulted from decreased fourth quarter loan production in 2021 compared to 2020.

Selected Financial Data

The following table sets forth our historical consolidated financial data for the periods and dates as indicated. Certain selected historical consolidated financial data as of and for the years ended December 31, 2021 and 2020 is derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2019, 2018 and 2017 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results from any prior period are not necessarily indicative of future performance.

	As of and for the Years Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands, except share and per share data)
Selected Period End Balance Sheet Data:
Cash and cash equivalents	$115,449	$13,774	$8,252	$7,118	$8,822
Securities available for sale, at fair value	51,666	55,366	57,503	50,556	61,576
Loans held for sale, at fair value	44,766	119,112	62,792	38,474	25,390
Loans held for investment	550,910	490,428	473,411	488,283	404,110
Allowance for loan losses	6,289	6,784	4,280	4,437	3,737
Mortgage servicing rights, net	15,616	12,377	8,556	7,786	6,397
Total assets	803,278	721,072	631,004	614,340	531,892
Noninterest-bearing deposits	145,666	96,731	61,603	64,229	62,130
Interest bearing deposits	492,481	431,576	435,439	372,901	304,706
Total deposits	638,147	528,307	497,042	437,130	366,836
Federal Home Loan Bank of Boston and Federal Reserve Bank advances	50,000	73,326	44,403	89,036	75,954
Total shareholders' equity	100,903	99,819	78,462	77,961	81,483
Selected Income Statement Data:
Net interest income	$21,960	$18,867	$17,833	$16,696	$14,830
Provision (credit) for loan losses	(438)	2,553	-	762	540
Net interest income after provision for loan losses	22,398	16,314	17,833	15,934	14,290
Noninterest income	31,923	55,411	21,663	13,683	12,963
Noninterest expense	41,658	46,316	35,950	31,672	29,822
Net income (loss) before income taxes	12,663	25,409	3,546	(2,055)	(2,569)
Net income (loss)	9,601	19,932	3,428	(2,086)	(2,126)
Selected Per Share Data:
Earnings (loss) per common share, basic	$1.96	$3.89	$0.64	$(0.37)	$(0.39)
Earnings (loss) per common share, diluted	1.88	3.86	0.64	(0.37)	(0.39)
Dividends paid per common share	0.15	-	-	-	-
Book value per common share	19.73	18.16	14.07	13.21	13.50
Tangible book value per common share(1)	19.73	18.16	14.06	13.19	13.49
Weighted average common shares outstanding, basic	4,896,641	5,126,561	5,383,617	5,570,720	5,468,514
Weighted average common shares outstanding, diluted	5,108,738	5,163,042	5,383,617	5,570,720	5,468,514
Shares outstanding at end of period	5,113,825	5,495,514	5,576,855	5,903,793	6,034,276

	As of and for the Years Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands, except share and per share data)
Selected Performance Metrics:
Return on average assets(2)	1.29%	2.89%	0.54%	-0.37%	-0.43%
Return on average equity(3)	9.31%	22.54%	4.31%	-2.62%	-2.54%
Net interest margin	3.13%	2.90%	2.95%	3.10%	3.22%
Efficiency ratio(4)	77.31%	62.35%	91.02%	104.26%	107.30%
Loans to deposits ratio	86.33%	92.83%	95.25%	111.70%	110.16%
Non-interest income to total income	59.25%	74.60%	54.85%	45.04%	46.64%
Selected Credit Quality Ratios:
Non-performing assets as a percentage to total assets	0.33%	1.01%	0.52%	0.61%	0.46%
Allowance for loan losses as a percentage of total loans(5)	1.14%	1.39%	0.91%	0.91%	0.93%
Allowance for loan losses as a percentage of total loans, excluding PPP loans(5)	1.15%	1.41%	0.90%	0.91%	0.92%
Net charge-offs to average loans	0.01%	0.01%	0.03%	0.01%	0.02%
Allowance for loan losses as a percentage of non-performing loans	239.67%	94.58%	131.37%	121.06%	165.94%
Allowance for loan losses as a percentage of non-performing assets	239.67%	92.87%	131.37%	118.95%	152.84%
Envision Bank Capital Ratios:
Total capital to risk weighted assets	17.4%	15.7%	16.7%	16.1%	20.4%
Tier 1 risk-based capital	16.2%	14.5%	15.8%	15.1%	19.4%
Common equity Tier 1 capital	16.2%	14.5%	15.8%	15.1%	19.4%
Tier 1 capital to average assets	12.2%	12.7%	11.3%	10.9%	12.4%
(1)

This non-GAAP measure represents total stockholders’ equity, minus intangible assets of $24,000, $33,000, $56,000, $69,000, and $86,000 at December 31, 2021, 2020, 2019, 2018 and 2017, respectively, divided by outstanding shares at period end.

(2)	This non-GAAP measure represents net income divided by average total assets.
(3)	This non-GAAP measure represents net income divided by average stockholders’ equity.
(4)	This non-GAAP measure represents total non-interest expenses divided by net interest income and non-interest income.
(5)	Total loans exclude loans held for sale.

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

Non-GAAP measures should not be viewed as a substitute for operating results determined in accordance with GAAP. An item that management determines to be non-core, and that is therefore excluded when computing these non-core measures, can be of substantial importance to the Company’s results for any particular reporting period. The Company’s non-GAAP performance measures are not necessarily comparable to such measures that may be used by other companies. The following table summarizes the impact of non-core items recorded in 2021 and 2020 and reconciles them in accordance with GAAP:

	For the Year Ended December 31, 2021
(In thousands)	Income Before Taxes	Provision for Income Taxes	Net Income	Earnings per Common Share (diluted)
GAAP basis	$12,663	$3,062	$9,601	$1.88
Non-interest expense adjustments:
Loss on disposal of fixed assets	84	24	60	0.01
Accrued severance expenses	419	120	299	0.06
Other outsourcing expenses	261	75	186	0.04
Non-GAAP basis	$13,427	$3,281	$10,146	$1.99

	For the Year Ended December 31, 2020
(In thousands)	Income Before Taxes	Provision for Income Taxes	Net Income	Earnings per Common Share (diluted)
GAAP basis	$25,409	$5,477	$19,932	$3.86
Non-interest expense adjustments:
Retirement salary and benefits compensation	692	149	543	0.11
Accelerated vesting of stock-based compensation	683	147	536	0.10
COVID-19 related expenses	229	49	180	0.03
Residential lending office closure	294	63	231	0.04
Accrued severance expenses	69	15	54	0.01
Non-GAAP basis	$27,376	$5,900	$21,476	$4.15

Management of Market Risk

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be over specified time horizons based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The comparative scenarios assume immediate parallel shifts in the yield curve in increments of 100 basis point rate movements. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2021 resulting from potential changes in interest rates. The model is run quarterly and currently is showing shocks from +400 basis points to -100 basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Changes in Interest Rates (basis points)(1)	Change in Net Interest Income Year One	Change in Net Interest Income Years One and Two
+400	8.9%	11.8%
+300	7.4%	10.0%
+200	5.5%	7.7%
+100	3.1%	4.4%
Level	—	—
-100	(2.5)%	(3.5)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

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

Our economic value of equity analysis as of December 31, 2021 indicated that, in the event of an instantaneous 100, 200, 300 and 400 basis point increase in interest rates, we would experience an estimated 1.03%, 4.47%, 8.73% and 13.69% decrease, respectively, in the economic value of equity. Finally, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience an estimated 2.61% increase in the economic value of equity.

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

Liquidity and Capital Resources. Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, and borrowings from the FHLBB and Federal Reserve. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions, and competition.

Management regularly adjusts our investments in liquid assets based upon an assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our interest-rate risk and investment policies.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $125.1 million and $(43.4) million for the years ended December 31, 2021 and 2020, respectively. Net cash used in investing activities, which consists primarily of disbursements for portfolio loan originations and loan purchases, and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities, proceeds from maturing securities, pay downs on mortgage-backed securities and proceeds from the sale of portfolio loans, was $100.7 million and $9.9 million for the years ended December 31, 2021 and 2020, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLBB and FRB advances, net of stock repurchases and dividends paid was $77.3 million and $58.7 million for the years ended December 31, 2021 and 2020, respectively.

At December 31, 2021, the Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $93.3 million, or 12.2% of average assets, which is above the required level of $30.5 million, or 4.0% of average assets, and total risk-based capital of $100.2 million, or 17.4% of risk-weighted assets, which is above the required level of $46.0 million, or 8.0% of risk-weighted assets.

At December 31, 2021, we had outstanding commitments to originate loans of $107.9 million, unadvanced funds on loans of $13.9 million and unused lines of credit of $79.0 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2021 totaled $95.2 million, including $12.0 million in brokered deposits. Management expects, based on historical experience, that a substantial portion of the maturing non-brokered certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLBB advances, listing service deposits or brokered deposits to meet our liquidity needs. Available borrowing capacity at December 31, 2021 was $111.5 million under the blanket pledge agreement with FHLBB. We also have a $4.2 million available line of credit with FHLBB, a $2.0 million available line of credit with the Federal Reserve and a $12.5 million available line of credit with a correspondent bank at December 31, 2021.

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

For the years ended December 31, 2021 and 2020, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 to our consolidated financial statements included elsewhere in this report.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this report have been prepared according to GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs and the effect that general inflation may have on both short-term and long-term interest rates. Virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Although inflation expectations do affect interest rates, interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information regarding quantitative and qualitative disclosures about market risk appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Management of Market Risk.”

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are presented on the following pages which appear elsewhere herein.

• Report of Independent Registered Public Accounting Firm (PCAOB ID: 173)	F-1

• Consolidated Balance Sheets at December 31, 2021 and 2020	F-3

• Consolidated Statements of Operations For the Years Ended December 31, 2021 and 2020	F-4

• Consolidated Statements of Comprehensive Income (Loss) For the Years Ended December 31, 2021 and 2020	F-5

• Consolidated Statements of Changes Shareholders’ Equity For the Years Ended December 31, 2021 and 2020	F-6

• Consolidated Statements of Cash Flows For the Years Ended December 31, 2021 and 2020	F-7

• Notes to Consolidated Financial Statements	F-9

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures as of the end of the period ended December 31, 2021. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

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

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None

PART III

Item 10. Directors, Executive Ofﬁcers and Corporate Governance.

The information required by this item will be included in Randolph Bancorp’s definitive Proxy Statement (the “Proxy Statement”) for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

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

	3.	Exhibits. The following exhibits set forth in the Exhibit Index are included as part of this Form 10-K.

Exhibit Index

3.1	Articles of Organization of Randolph Bancorp, Inc.(1)

3.2	By-Laws of Randolph Bancorp, Inc.(1)

4.1	Form of Common Stock Certificate of Randolph Bancorp, Inc.(1)

4.2	Description of Registrant’s Securities(6)

10.1†	Randolph Savings Bank Supplemental Retirement Plan(1)

10.2†	Form of Randolph Savings Bank Employee Stock Ownership Plan(1)

10.3†	Form of Change in Control Agreement(1)

10.4†	Randolph Bancorp, Inc. 2017 Stock Option and Incentive Plan, Randolph Bancorp Inc. Inducement Non-Qualified Stock Option and Restricted Stock Award Agreement Dated April 1, 2020 (3)(7)

10.5†	Employment Agreement, entered into on January 28, 2020, by and among the Company, the Bank and William M. Parent (4)

10.6†	Change in Control Agreement, entered into on January 28, 2020, by and among the Company, the Bank and Lauren B. Messmore (4)

10.7†	Retirement Agreement, entered into on January 28, 2020, by and among the Company, the Bank and James P. McDonough(4)
10.8	Form of Inducement Non-Qualified Stock Option Agreement(7)

10.9	Form of Inducement Restricted Stock Award Agreement(7)
10.10	Randolph Bancorp, Inc. 2021 Equity Incentive Plan(8)
10.11	Form of Restricted Stock Award Agreement under the Randolph Bancorp, Inc. 2021 Equity Incentive Plan(8)
10.12	Form of Restricted Stock Unit Award Agreement under the Randolph Bancorp, Inc. 2021 Equity Incentive Plan(8)

14.1	Code of Business Conduct and Ethics (5)

21.1	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-209935), originally filed on March 4, 2016.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 6, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on the Form 8-K filed on August 23, 2017.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 29, 2020.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed SEC on March 28, 2017.
(6)	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 12, 2020.
(7)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333- 237865) originally filed with the SEC on April 28, 2020.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 25, 2021.
†	Management contract or compensation plan or arrangement
*	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.
(b)	See (a)(3) above for all exhibits filed herewith and the Exhibit Index.
(c)	Financial Statement Schedules. None.

Item 16. Form 10-K Summary.

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANDOLPH BANCORP, INC.
(Registrant)

Date: March 10, 2022	By	/s/ William M. Parent
William M. Parent
Director, President, and Chief Executive Officer (principal executive officer)

Date: March 10, 2022	By	/s/ Lauren B. Messmore
Lauren B. Messmore
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 10, 2022	/s/ Kenneth K. Quigley, Jr., Esq.
Kenneth K. Quigley, Jr., Esq., Director and Chairman

Date: March 10, 2022	/s/ Daniel M. Joyce
Daniel M. Joyce, Director

Date: March 10, 2022	/s/ Evelyn C. Kaupp
Evelyn C. Kaupp, Director

Date: March 10, 2022	/s/ Ronald K. Perry
Ronald K. Perry, Director

Date: March 10, 2022	/s/ Richard C. Pierce, Esq.
Richard C. Pierce, Esq., Director

Date: March 10, 2022	/s/ Pamela C. Scott
Pamela C. Scott, Director

Date: March 10, 2022	/s/ Louis J. Trubiano
Louis J. Trubiano, Director

Date: March 10, 2022	/s/ James G. Welch
James G. Welch, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Randolph Bancorp, Inc. and Subsidiary

Quincy, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Randolph Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors

As described in Notes 1 and 3 to the consolidated financial statements, the allowance for loan losses is a valuation allowance for probable incurred credit losses inherent in the loan portfolio. The Company’s consolidated allowance for loan losses was $6,289,000 at December 31, 2021, which consisted of the allowance for loans losses allocated to loans individually evaluated for impairment (“allocated component”), representing $100,000 and loans collectively evaluated for impairment (“general component”), representing $6,189,000. The general component is based on historical loss experience adjusted for qualitative factors which are determined based on the various risk characteristics of each loan segment.

The general component of the Company’s allowance for loan losses involves consideration of various qualitative factors. Management’s analysis of these qualitative factors requires significant judgment, and management’s allocation of qualitative factors relies on a subjective analysis to determine the quantitative impact the qualitative factors have on the general component. We identified auditing management’s analysis and allocation of the qualitative factors to the general component of the allowance for loan losses for the residential one-to four-family real estate, commercial real estate, construction, and commercial and industrial loan segment as a critical audit matter as it involved especially subjective auditor judgment.

The primary audit procedures we performed to address this critical audit matter included:

•	Evaluation of the data used as a basis for the adjustments relating to the qualitative factors;
•

Evaluation of the reasonableness of management’s significant assumptions and judgments used in the determination of qualitative factors, the resulting allocation, and whether such assumptions were applied consistently period over period;

•	Analytically evaluating the qualitative factor allocation year over year for reasonableness; and,
•	Evaluation of mathematical accuracy of the qualitative factor reserve calculation.

/s/ Crowe LLP

We have served as the Company's auditor since 2013.

New York, New York

March 10, 2022

Randolph Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,
	2021	2020
Assets
Cash and due from banks	$3,501	$4,206
Interest-bearing deposits	111,948	9,568
Total cash and cash equivalents	115,449	13,774
Securities available for sale, at fair value	51,666	55,366
Loans held for sale, at fair value	44,766	119,112
Loans, net of allowance for loan losses of $6,289 in 2021 and $6,784 in 2020	544,621	483,644
Federal Home Loan Bank of Boston stock, at cost	2,940	3,576
Accrued interest receivable	1,500	1,562
Mortgage servicing rights, net	15,616	12,377
Premises and equipment, net	7,684	4,781
Bank-owned life insurance	8,784	8,622
Foreclosed real estate, net	—	132
Other assets	10,252	18,126
Total assets	$803,278	$721,072

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$145,666	$96,731
Interest bearing	492,481	431,576
Total deposits	638,147	528,307
Federal Reserve Bank advances	-	11,431
Federal Home Loan Bank of Boston advances	50,000	61,895
Mortgagors' escrow accounts	2,128	2,338
Post-employment benefit obligations	2,222	2,382
Other liabilities	9,878	14,900
Total liabilities	702,375	621,253
Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred stock, no par value; authorized: 1,000,000 shares; issued: none	—	—
Common stock, $.01 par value; authorized: 15,000,000 shares; issued and outstanding: 5,113,825 shares at December 31, 2021 and 5,495,514 shares at December 31, 2020	50	54
Additional paid-in capital	44,078	50,937
Retained earnings	60,524	51,689
ESOP-Unearned compensation	(3,568)	(3,756)
Accumulated other comprehensive income (loss), net of tax	(181)	895
Total stockholders' equity	100,903	99,819
Total liabilities and stockholders' equity	$803,278	$721,072

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(In thousands, except share data)

	Years Ended December 31,
	2021	2020
Interest and dividend income:
Loans	$23,162	$22,212
Securities-taxable	899	1,273
Securities-tax exempt	20	28
Interest-bearing deposits and certificates of deposit	32	75
Total interest and dividend income	24,113	23,588

Interest expense:
Deposits	1,390	3,778
Federal Reserve Bank and Federal Home Loan Bank of Boston advances	763	943
Total interest expense	2,153	4,721

Net interest income	21,960	18,867
Provision (credit) for loan losses	(438)	2,553
Net interest income after provision (credit) for loan losses	22,398	16,314

Non-interest income:
Customer service fees	1,618	1,283
Gain on loan origination and sale activities, net	27,685	54,236
Mortgage servicing fees, net	1,691	(1,153)
Increase in cash surrender value of life insurance	163	181
Other	766	864
Total non-interest income	31,923	55,411

Non-interest expenses:
Salaries and employee benefits	28,212	33,161
Occupancy and equipment	2,792	3,545
Data processing	1,168	943
Professional fees	1,699	1,277
Marketing	749	689
FDIC insurance	217	187
Other	6,821	6,514
Total non-interest expenses	41,658	46,316
Income before income taxes	12,663	25,409
Income tax expense	3,062	5,477
Net income	$9,601	$19,932

Earnings per common share:
Basic	$1.96	$3.89
Diluted	$1.88	$3.86

Weighted average shares outstanding
Basic	4,896,641	5,126,561
Diluted	5,108,738	5,163,042

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2021	2020
Net income	$9,601	$19,932

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	(1,464)	1,546
Related tax effects	249	—
Net-of-tax amount	(1,215)	1,546

Supplemental retirement plan:
Reclassification adjustments (2):
Actuarial gains	48	45
Prior service credits recognized	(32)	(57)
Actuarial gains (losses) arising during the year	18	(105)
Net change in supplemental retirement plan	34	(117)
Related tax effects	105	—
Net-of-tax amount	139	(117)
Total other comprehensive income (loss)	(1,076)	1,429
Comprehensive income	$8,525	$21,361

(1)	Amounts are included in gain (loss) on sales/calls of securities and impairment write-down, net in the consolidated statements of operations.
(2)	Amounts are included in other non-interest expenses in the consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2021 and 2020

(Dollars in thousands)

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Loss	Equity
Balance at December 31, 2019	5,576,855	56	51,127	31,757	(3,944)	(534)	78,462
Net income	—	—	—	19,932	—	—	19,932
Other comprehensive income	—	—	—	—	—	1,429	1,429
Stock repurchased	(131,388)	(2)	(1,747)	—	—	—	(1,749)
Restricted stock awards granted	65,630	—	—	—	—	—	—
Restricted stock awards forfeited	(9,251)	—	—	—	—	—	—
Share redemption for tax withholdings for restricted stock vesting	(6,332)	—	(75)	—	—	—	(75)
Stock-based compensation	—	—	1,564	—	—	—	1,564
ESOP shares committed to be released	—	—	68	—	188	—	256
Balance at December 31, 2020	5,495,514	$54	$50,937	$51,689	$(3,756)	$895	$99,819
Net income	—	—	—	9,601	—	—	9,601
Common stock dividends paid	—	—	—	(766)	—	—	(766)
Other comprehensive loss	—	—	—	—	—	(1,076)	(1,076)
Stock repurchased	(415,894)	(4)	(8,525)	—	—	—	(8,529)
Restricted stock awards granted	19,750	—	—	—	—	—	—
Restricted stock awards forfeited	(2,112)	—	—	—	—	—	—
Share redemption for tax withholdings for restricted stock vesting	(2,709)	—	(39)	—	—	—	(39)
Stock-based compensation	—	—	1,231	—	—	—	1,231
ESOP shares committed to be released	—	—	213	—	188	—	401
Proceeds from exercise of options, net	19,276	—	261	—	—	—	261
Balance at December 31, 2021	5,113,825	$50	$44,078	$60,524	$(3,568)	$(181)	$100,903

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$9,601	$19,932
Adjustments to reconcile net income to net cash used in operating activities:
Provision (credit) for loan losses	(438)	2,553
Loans originated for sale	(1,298,647)	(1,564,552)
Net gain on sales of mortgage loans	(27,685)	(54,236)
Proceeds from sales of mortgage loans	1,436,418	1,560,043
Net amortization of securities	364	307
Net change in deferred loan costs and fees, and purchase premiums	51	284
Depreciation and amortization	707	1,508
Loss on sale of foreclosed real estate	5	—
Stock-based compensation	1,231	1,564
ESOP expense	339	256
Increase in cash surrender value of life insurance	(162)	(182)
Amortization of mortgage servicing rights	3,197	2,544
Increase (decrease) in valuation allowance of mortgage servicing rights	(438)	(2,067)
Loss on disposal of assets	—	49
Other, net	574	(11,296)
Net cash provided by (used in) operating activities	125,117	(43,293)

Cash flows from investing activities:
Redemptions of certificates of deposit	—	490
Securities available for sale:
Calls/maturities	1,945	4,650
Purchases	(13,196)	(15,493)
Principal payments on mortgage-backed securities	13,124	14,218
Loan originations, net of principal repayments	(121,703)	(10,224)
Proceeds from sale of portfolio loans	48,597	—
Loan purchases and participations	(26,632)	(1,803)
Redemptions (purchases) of Federal Home Loan Bank of Boston stock, net	636	(1,159)
Proceeds from sale of foreclosed real estate	127	—
Purchases of premises and equipment	(3,694)	(589)
Loss on disposal of fixed assets	84	—
Net cash provided by (used in) investing activities	(100,712)	(9,910)

(continued)

Randolph Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Concluded)

(In thousands)

	Years Ended December 31,
	2021	2020
Cash flows from financing activities:
Net increase in non-interest bearing deposits	48,935	35,128
Net increase (decrease) in interest bearing deposits	60,905	(3,863)
Net increase (decrease) in Federal Reserve Bank borrowings	(11,431)	11,431
Net increase (decrease) in short-term Federal Home Loan Bank of Boston borrowings	5,000	(19,822)
Issuance of long-term Federal Home Loan Bank of Boston advances	5,000	40,000
Repayments of long-term Federal Home Loan Bank of Boston advances	(21,895)	(2,686)
Net increase (decrease) in mortgagors' escrow accounts	(210)	286
Repurchases of common stock	(8,529)	(1,749)
Proceeds from exercise of stock options	261	—
Common stock dividends paid	(766)	—
Net cash provided by financing activities	77,270	58,725

Net change in cash and cash equivalents	101,675	5,522
Cash and cash equivalents at beginning of year	13,774	8,252
Cash and cash equivalents at end of year	$115,449	$13,774

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$2,305	$5,018
Income taxes paid, net	$3,914	$4,225
Non-cash items:
Transfer of held for sale loans to portfolio	$9,449	$3,262
Transfer of portfolio loans to held for sale	$48,597	$—
Transfer of portfolio loans to foreclosed real estate	$—	$132

The accompanying notes are an integral part of these consolidated financial statements.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Randolph Bancorp, Inc. (the “Company”) is a bank holding company whose principal subsidiary is the Bank. The Bank provides a variety of financial services to individuals and small businesses through its five branch offices in Massachusetts and six loan production offices and lending centers located throughout Massachusetts and Southern New Hampshire.  The Bank’s primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential and commercial mortgage loans. The Bank is also actively involved in the sale and servicing of residential mortgage loans in the secondary market.

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

The Company periodically may agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR.  All TDRs are initially classified as impaired and placed on nonaccrual status. Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms. If the borrower’s ability to meet the revised terms is not reasonably assured, the loan remains on nonaccrual status.

Allowance for loan losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as either additional information becomes available or circumstances change.  The allowance for loan losses is allocated to loan types using both a formula-based approach applied to groups of loans (general component) and an analysis of certain individual loans for impairment (allocated component).

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

The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Residential one- to four-family real estate – The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent. All loans in this segment are collateralized by one- to four-family owner, and non-owner-occupied, residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Second mortgages and home equity lines of credit (“HELOC”) – Loans in this segment are primarily secured by second-position liens, and the Company may or may not also have a first-position lien.  Regardless of which creditor is in first position, the Company does not originate loans with a combined loan-to-value ratio greater than 80 percent.  All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Commercial and Industrial – Loans in this segment are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  A weakened economy, and resultant decreased consumer spending, would have an effect on the credit quality in this segment. As of December 31, 2021, the Company funded 385 PPP loans totaling $26.4 million. The Company had $3.6 million of Paycheck Protection Program (“PPP”) loans outstanding at December 31, 2021. These loans are fully guaranteed by the SBA and the Company does not reserve for these loans.

Consumer – Loans in this segment primarily include personal unsecured loans, refinanced student loans and auto loans purchased from third party lenders. Repayment is dependent on the credit quality of the individual borrower.

Allocated component

The allocated component of the allowance for loan losses relates to loans that are individually classified as impaired.  Residential real estate, commercial and industrial, commercial real estate and construction loans are evaluated for impairment on a loan-by-loan basis.  Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent.  An allowance is established when the discounted cash flows (or collateral value) of the impaired loan are lower than the carrying value of that loan.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not generally identify individual consumer loans or second mortgages and HELOCs for impairment disclosures unless such loans are 90 days past due or are classified as a TDR.

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

In certain cases, the Company may have an obligation to repurchase mortgage loans sold to third parties and to refund fees to the purchaser if a payment default or prepayment occurs, in each case within a prescribed time period not exceeding four months after the sale date, or in the case of a violation of its representations and warranties under the provisions of its loan sale agreements. The Company evaluates its obligations under these provisions and recognizes a liability for the fair value of its recourse obligations. At December 31, 2021 and 2020, the Company determined that its obligations in connection with the recourse provisions of its loan sale agreements were insignificant.

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

The Company does not have any uncertain tax positions at December 31, 2021 and 2020 which require accrual or disclosure.  The Company records interest and penalties as part of income tax expense.  No material interest or penalties were recorded for the years ended December 31, 2021 and 2020.

Comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss).  Although certain changes in assets and liabilities are reported as a separate component of equity, such items, along with net income (loss), are components of accumulated other comprehensive income (loss) (“AOCI”).

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The components of AOCI, included in stockholders’ equity, are as follows:

	December 31,	December 31,
	2021	2020
	(In thousands)
Securities available for sale:
Net unrealized gain	$249	$1,713
Tax effect	(64)	(313)
Net-of-tax amount	185	1,400

Supplemental retirement plan
Unrecognized net actuarial loss	(646)	(712)
Unrecognized net prior service credit	222	254
	(424)	(458)
Tax effect	58	(47)
Net-of-tax amount	(366)	(505)

Accumulated other comprehensive income (loss)	$(181)	$895

In 2022, the Company expects to recognize $45,000 in prior service credits and $55,000 in net actuarial losses as components of cost for the supplemental retirement plan.  These amounts are included in AOCI at December 31, 2021.  Prior service credits and net actuarial gains and losses are amortized to periodic pension cost over varying periods based on the plan participants to whom they relate.

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

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Leases

The Company leases office space, certain loan production offices and certain branch locations under noncancelable operating leases, several of which have renewal options to extend lease terms. Upon commencement of a new lease, the Company will recognize a right of use (“ROU”) asset and corresponding lease liability. The Company makes the decision on whether to renew an option to extend a lease by considering various factors. The Company will recognize an adjustment to its ROU asset and lease liability when lease agreements are amended and executed. The discount rate used in determining the present value of lease payments in based on the Company’s incremental borrowing rate for borrowings with terms similar to each lease at commencement date. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases, non-lease components and other non-components, such as common area maintenance charges, real estate taxes, and insurance are not included in the measurement of the lease liability since they are generally able to be separated. The Company has elected the short-term lease recognition exemption for all leases that qualify.

Recent accounting pronouncements

In February 2016, FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting requirements. In May 2020, FASB amended the effective date of the new guidance on leases. Previously, the amendments and related new guidance on leases were effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is still permitted, and the Company adopted the standard during 2021. See Note 23 for additional information.

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

In December 2019, FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. This ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including eliminating the exception to the requirement that the tax effect of income from continuing operations should be determined without considering the tax effect of items that are not included in continuing operations such as items included in other comprehensive income (loss). This ASU became effective for the Company during 2021, when the Company lost emerging growth company status. The impact of adoption of this ASU is not material.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

2.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2021

U.S. Treasury	$10,939	$—	$(168)	$10,771
U.S. Government-sponsored enterprises	1,995	—	(17)	1,978
Corporate	2,510	33	(7)	2,536
Municipal	351	2	—	353
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	23,349	324	(194)	23,479
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	8,733	223	—	8,956
U.S. Government-guaranteed	103	—	—	103
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	796	14	—	810
U.S. Government-guaranteed	2,641	39	—	2,680
Total securities available for sale	$51,417	$635	$(386)	$51,666

December 31, 2020

U.S. Government-sponsored enterprises	$1,993	$3	$—	$1,996
Corporate	4,300	56	—	4,356
Municipal	595	5	—	600
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	32,538	919	—	33,457
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	8,857	525	—	9,382
U.S. Government-guaranteed	977	24	—	1,001
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	996	52	—	1,048
U.S. Government-guaranteed	3,398	128	—	3,526
Total securities available for sale	$53,654	$1,712	$—	$55,366

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2021 are presented below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$—	$—
After 1 year through 5 years	10,073	9,974
After 5 years through 10 years	5,722	5,664
	15,795	15,638
Mortgage-backed securities and collateralized mortgage obligations	35,622	36,028
	$51,417	$51,666

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Obligations of U.S. Government-sponsored enterprises consist primarily of securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

At December 31, 2021 and 2020, investment securities having a fair value of $1,979,000 and $1,958,000, respectively, were pledged as collateral for a line of credit with the Federal Reserve Bank of Boston (the “FRB”).

There were no individual holdings of investment securities at December 31, 2021 and 2020, other than holdings of the U.S. Government and its agencies, which exceeded 10% of the Company’s stockholders’ equity as of such dates.

The Company had 17 securities in a loss position at December 31, 2021, and no securities in a loss position at December 31, 2020. Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
December 31, 2021
Debt securities:
U.S. Treasury	$(168)	$10,771	$—	$—
U.S. Government-sponsored enterprises	(17)	1,978	—	—
Corporate	(7)	723	—	—
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(194)	11,477	—	—
Total debt securities	$(386)	$24,949	$—	$—

  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of its investments.  Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider its investments to be other-than-temporarily impaired at December 31, 2021.

There were no security sales for the year ended December 31, 2021 and 2020.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

3.	LOANS

A summary of the loan portfolio is as follows:

	December 31,
	2021	2020
	(In thousands)
Mortgage loans on real estate:
Residential:
One- to four-family	$236,364	$235,648
Home equity loans and lines of credit	57,295	48,166
Commercial	197,423	143,893
Construction	33,961	31,050
Total real estate loans	525,043	458,757
Commercial and industrial	17,242	20,259
Consumer	7,552	10,289
Total loans	549,837	489,305
Allowance for loan losses	(6,289)	(6,784)
Net deferred loan costs and fees, and purchase premiums	1,073	1,123
Total loans, net	$544,621	$483,644

The Company periodically transfers a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2021 and 2020, the Company was servicing loans for participants aggregating $6,222,000 and $2,410,000, respectively. See Note 4 for information relating to the Company’s servicing of residential mortgage loans for others.

The following tables present activity in the allowance for loan losses, by loan category, for the years ended December 31, 2021 and 2020 and allocation of the allowance to each category as of such dates:

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial	Consumer	Total
	(In thousands)
Allowance for loan losses
Balance at December 31, 2019	1,096	289	1,840	692	235	128	4,280
Provision for loan losses	543	156	1,562	59	179	54	2,553
Loans charged-off	—	(3)	—	—	—	(68)	(71)
Recoveries	7	—	—	—	2	13	22
Balance at December 31, 2020	$1,646	$442	$3,402	$751	$416	$127	$6,784
Provision (credit) for loan losses	(558)	20	49	(54)	81	24	(438)
Loans charged-off	—	—	—	—	—	(67)	(67)
Recoveries	5	—	—	—	2	3	10
Balance at December 31, 2021	$1,093	$462	$3,451	$697	$499	$87	$6,289

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

		Second
	Residential	Mortgages	Commercial		Commercial
	1-4 Family	and HELOC	Real Estate	Construction	and Industrial (1)	Consumer	Total
December 31, 2021
Allowance for impaired loans	$81	$19	$—	$—	$—	$—	$100
Allowance for non-impaired loans	1,012	443	3,451	697	499	87	6,189
Total allowance for loan losses	$1,093	$462	$3,451	$697	$499	$87	$6,289
Impaired loans	$3,255	$603	$-	$—	$—	$—	$3,858
Non-impaired loans	233,109	56,692	197,423	33,961	17,242	7,552	545,979
Total loans	$236,364	$57,295	$197,423	$33,961	$17,242	$7,552	$549,837
December 31, 2020
Allowance for impaired loans	$133	$—	$—	$—	$—	$—	$133
Allowance for non-impaired loans	1,513	442	3,402	751	416	127	6,651
Total allowance for loan losses	$1,646	$442	$3,402	$751	$416	$127	$6,784
Impaired loans	$3,575	$623	$4,751	$—	$—	$—	$8,949
Non-impaired loans	232,073	47,543	139,142	31,050	20,259	10,289	480,356
Total loans	$235,648	$48,166	$143,893	$31,050	$20,259	$10,289	$489,305

(1)

Non-impaired loan balance includes $3.6 million and $10.9 million of PPP loans as of December 31, 2021 and 2020, respectively, for which no allowance is provided due to the full guarantee from the SBA.

The following table presents past due and non-accrual loans, by loan category, at December 31, 2021 and 2020:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due (1)	Non-accrual Loans
	(In thousands)
December 31, 2021
Residential one- to four-family	$701	$193	$—	$894	$2,133
Home equity loans and lines of credit	186	215	—	401	491
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	76	9	—	85	—
Total	$963	$417	$—	$1,380	$2,624

December 31, 2020
Residential one- to four-family	$—	$—	$—	$—	$1,876
Home equity loans and lines of credit	95	—	317	412	584
Commercial real estate	—	—	26	26	4,713
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	38	64	—	102	—
Total	$133	$64	$343	$540	$7,173

(1)	Excludes non-accrual loans which are separately presented.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Further information pertaining to impaired loans, which includes both non-accrual loans and TDRs, follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
December 31, 2021
Impaired loans without a valuation allowance:
Residential one- to four-family	$2,364	$2,377	$—
Home equity loans and lines of credit	479	485	—
Total	2,843	2,862	—
Impaired loans with a valuation allowance:
Residential one- to four-family	874	878	81
Home equity loans and lines of credit	108	118	19
Total	982	996	100
Total impaired loans	$3,825	$3,858	$100

December 31, 2020
Impaired loans without a valuation allowance:
Residential one- to four-family	$2,160	$2,181	$—
Home equity loans and lines of credit	626	623	—
Commercial real estate	4,753	4,751	—
Total	7,539	7,555	—
Impaired loans with a valuation allowance:
Residential one- to four-family	1,382	1,394	133
Total	1,382	1,394	133
Total impaired loans	$8,921	$8,949	$133

Information related to the average balances of impaired loans and the interest income recognized on such loans, follows:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Year Ended December 31, 2021
Residential one- to four-family	$3,132	$202	$125
Home equity loans and lines of credit	525	30	4
Commercial real estate	2,491	-	—
Total	$6,148	$232	$129

Year Ended December 31, 2020
Residential one- to four-family	$3,550	$399	$159
Home equity loans and lines of credit	588	60	—
Commercial real estate	2,838	8	—
Total	$6,976	$467	$159

No additional funds are committed to be advanced in connection with impaired loans.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Troubled Debt Restructurings

The Company periodically grants concessions to borrowers experiencing financial difficulties. The Company’s TDRs consist primarily of interest rate concessions for periods of three months to thirty years for residential real estate loans and home equity loans, and for periods up to one year for commercial real estate loans.

	Number of Contracts	TDRs Listed as Accrual	Number of Contracts	TDRs Listed as Non-accrual	Total Number of Contracts	Total TDRs
	(In thousands)
December 31, 2021
Residential one- to four-family	9	$1,103	3	$919	12	$2,022
Home equity loans and lines of credit	2	97	1	109	3	206
Total	11	$1,200	4	$1,028	15	$2,228

December 31, 2020
Residential one- to four-family	$12	$1,666	$4	$1,167	16	$2,833
Home equity loans and lines of credit	1	42	—	—	1	42
Commercial real estate	1	40	—	—	1	40
Total	14	1,748	4	$1,167	18	$2,915

For the year ended December 31, 2021, the Company entered into one loan modification meeting the criteria of a TDR in which a long term concession was granted to a borrower. For the year ended December 31, 2020, the Company also entered into one loan modification meeting the criteria of a TDR.

Management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each of the TDRs. Any reserve is recorded as part of the allowance for loan losses. At December 31, 2021 and 2020, the Company had allowances of $100,000 and $133,000, respectively, related to TDRs.

During the years ended December 31, 2021 and 2020, there were no TDRs that defaulted (over 30 days past due) within twelve months of the restructuring date. No additional funds are committed to be advanced on loans being accounted for as TDRs.

At December 31, 2021 there was one residential real estate troubled debt restructuring that was granted a payment deferral plan. That loan, totaling $213,000, was not performing in accordance with its modified terms.

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

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans.  Annually, the Company engages an independent third party to review a significant portion of loans within these segments.  Management uses the results of these reviews as part of its annual review process.

The following table presents the Company’s loans by risk rating at December 31, 2021 and 2020:

	Residential 1-4 Family	Second Mortgages and HELOC	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
	(In thousands)
December 31, 2021
Not Rated	$234,225	$56,797	$—	$—	$—	$7,552	$298,574
Loans rated 1 - 3A (Pass rated)	—	—	186,774	33,961	16,910	—	237,645
Loans rated 4	361	381	7,106	—	332	—	8,180
Loans rated 5	1,778	117	3,543	—	—	—	5,438
Total	$236,364	$57,295	$197,423	$33,961	$17,242	$7,552	$549,837

December 31, 2020
Not Rated	$233,773	$47,582	$—	$—	$—	$10,289	$291,644
Loans rated 1 - 3A (Pass rated)	—	—	129,925	31,050	19,828	—	180,803
Loans rated 4	803	584	9,257	—	431	—	11,075
Loans rated 5	1,072	—	4,711	—	-	—	5,783
Total	$235,648	$48,166	$143,893	$31,050	$20,259	$10,289	$489,305

Residential mortgages, home equity loans and lines of credit, and consumer loans are monitored for credit quality based primarily on their payment status. When one of these loans becomes more than 90 days delinquent it is assigned an internal loan rating.
4.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were $1,975,876,000 and $1,760,306,000 at December 31, 2021 and 2020, respectively. In connection with these serviced loans, we maintained $16.6 million and $14.2 million of custodial escrow balances at December 31, 2021 and 2020, respectively.

The following table summarizes the activity in the Company’s MSRs for the indicated periods:

	For the Years Ended December 31,
	2021	2020
Mortgage servicing rights:	(In thousands)
Balance at beginning of year	$15,372	$9,484
Additions through originations	5,998	8,432
Amortization	(3,197)	(2,544)
Balance at end of year	$18,173	$15,372
Valuation allowance:
Balance at beginning of year	$2,995	$928
Provision (credit)	(438)	2,067
Balance at end of year	$2,557	$2,995
Mortgage servicing rights, amortized cost	$15,616	$12,377
Mortgage servicing rights, fair value	$16,355	$12,490

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

At December 31, 2021 and 2020, the fair value of MSRs was determined using a discount rate of 12% and projected annual prepayment speeds ranging from 15% to 18% for 2021 and 19% to 27% for 2020.

During the year ended December 31, 2021 the Company decreased the valuation allowance for its MSRs by $438,000 and the Company increased the valuation allowance for its MSRs by $2,067,000 for the year ended December 31, 2020. Such adjustments were due to changes in fair value caused by the impact of interest rate movements on actual and expected loan prepayments.

Contractually specified servicing fees for the years ended December 31, 2021 and 2020 amounted to $5,012,000 and $3,458,000, respectively, and are included in mortgage servicing fees, net.
5.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,		Estimated
	2021	2020	Useful Life
	(In thousands)		(In years)
Land and improvements	$953	$953
Buildings and improvements	6,325	3,343	5 to 50
Leasehold improvements	1,097	2,236	3 to 10
Furniture and equipment	4,295	5,558	3 to 10
Construction-in-progress	-	145
	12,670	12,235
Less accumulated depreciation and amortization	(4,986)	(7,454)
	$7,684	$4,781

Total depreciation and amortization expense for the years ended December 31, 2021 and 2020 amounted to $707,000 and $1,508,000, respectively.

6.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2021	2020
	(In thousands)
Demand deposits	$145,666	$96,731
NOW accounts	53,996	53,530
Money market deposits	90,544	77,393
Regular and other savings accounts	191,712	185,481
Brokered deposits	10,061	10,056
Total non-certificate accounts	491,979	423,191
Term certificates less than $250,000	85,877	60,026
Term certificates of $250,000 or more	20,235	23,418
Term certificates - brokered	40,056	21,672
Total certificate accounts	146,168	105,116
	$638,147	$528,307

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

A summary of term certificates, including brokered deposits, by maturity is as follows:

	December 31, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
Maturing during:	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2021	$—	—%	$81,320	0.95%
2022	95,232	0.53	20,122	1.46
2023	31,966	0.30	2,269	1.06
2024	17,464	0.30	781	1.15
2025	755	0.53	624	0.64
2026	751	0.27	—	—
	$146,168	0.45%	$105,116	1.05%

7.	BORROWINGS

A summary of borrowings from the FHLBB at December 31, 2021 and 2020 is as follows:

	2021		2020
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Fixed-rate advances maturing:
2021*	$—	—%	21,895	1.27
2022	5,000	0.30	10,000	2.20
2023	5,000	0.46	—	—
2024	—	—	—	—
2025	40,000	1.39	30,000	1.35
	$50,000	1.18%	$61,895	1.46%

*	Includes amortizing advances which require monthly principal and interest payments.

There were no overnight advances or advances having a one-month maturity at December 31, 2021 and 2020.   Selected information for such short-term borrowings for the years presented is as follows (in 000’s):

	2021	2020
Average daily balance	$4,357	$2,265
Maximum outstanding at any month end	28,032	16,181

Advances from the FHLBB are secured by a blanket pledge agreement on the Bank’s qualified collateral, defined principally as 75% of the carrying value of pledged first mortgage loans on owner-occupied residential property and 65% on pledged commercial real estate loans.  Available borrowing capacity at December 31, 2021 was $111.5 million.  At December 31, 2021, the Bank was in compliance with the FHLBB collateral requirements.

The Bank also has a $4,195,000 available line of credit with the FHLBB at an interest rate that adjusts daily.  Borrowings under the line are limited to 2% of the Bank’s total assets.  At December 31, 2021 and 2020, there were no advances outstanding.

The Bank also has a $2,000,000 available line of credit with the FRB and a $12,500,000 available line of credit with a correspondent bank. No advances were outstanding under either of these lines at December 31, 2021 and 2020.

As a participating lender in the PPP, the Company had access to borrowing capacity through the Federal Reserve’s Paycheck Protection Program Lending Facility (the “PPPLF”). Only loans issued through the PPP could be pledged as collateral. At December 31, 2020, the bank had $11.4 million in outstanding advances. The bank prepaid all remaining outstanding PPPLF advances during 2021. The bank had no outstanding advances at December 31, 2021.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

8.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows (in thousands):

	Years Ended December 31,
	2021	2020
Current tax expense:
Federal	$2,797	$789
State	1,384	1,393
Total current tax expense	4,181	2,182
Deferred tax expense (benefit):
Federal	(301)	4,174
State	(287)	887
	(588)	5,061
Change in valuation allowance	(531)	(1,766)
Total deferred tax expense (benefit)	(1,119)	3,295
Total tax expense	$3,062	$5,477

The reasons for the differences between the statutory federal income tax expense (benefit) and the actual tax expense are summarized as follows (in thousands):

	Years Ended December 31,
	2021	2020
Statutory federal tax rate of 21%	$2,659	$5,341
Increase (decrease) resulting from:
State taxes, net of federal tax effect	867	1,801
Bank-owned life insurance	(34)	(38)
Tax-exempt income	(4)	(6)
Change in valuation allowance	(531)	(1,766)
Other, net	105	145
Total tax expense	$3,062	$5,477

The components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Federal	$3,977	$2,962
State	1,867	1,286
	5,844	4,248
Valuation allowance	-	(531)
	5,844	3,717
Deferred tax liabilities:
Federal	(5,160)	(4,837)
State	(2,423)	(2,175)
	(7,583)	(7,012)
Net deferred tax liability	$(1,739)	$(3,295)

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The tax effects of items giving rise to deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2021	2020
Employee benefit plans	$729	$785
Allowance for loan losses	1,938	2,071
Funded status of post-retirement benefits	143	(47)
Securities available for sale	(64)	(313)
Depreciation and amortization	62	144
Net deferred loan origination costs	(276)	(281)
Mortgage servicing rights	(4,390)	(3,479)
Charitable contribution carryforward	—	531
Derivatives	(374)	(2,722)
Right-of-use asset	(508)	—
Lease liability	508	—
Stock-based compensation	390	290
Other, net	103	257
	(1,739)	(2,764)
Valuation allowance on net deferred tax assets	—	(531)
Net deferred tax liability	$(1,739)	$(3,295)

From 2014 to June 30, 2019, the Company has maintained a valuation allowance on its net deferred tax asset based on a determination that it was more likely than not that such assets would not be realized. This determination was based on the Company's net operating loss carryforward position, its current period operating results exclusive of non-recurring items and its expectations for the upcoming year. As a result, the 100% valuation allowance for deferred tax assets relating to the net operating loss carryforwards was maintained. Due to the level of income earned during the year ended 2020 and the Company being in a net deferred tax liability position at December 31, 2020, the full amount of the Company’s net operating loss carryforwards was absorbed and the previously held valuation allowance was reversed.

At December 31, 2020, the Company had a charitable contribution valuation allowance carryforward of $531,000 which was reversed during 2021. There was no charitable contribution valuation allowance carryforward at December 31, 2021.

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

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities.  The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2018 through 2021.  The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2016 are open.
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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases.  Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of derivative loan commitments was $85,887,000 and $396,551,000

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

at December 31, 2021 and 2020, respectively.  The fair value of such commitments at December 31, 2021 and 2020 was an asset of $1,364,000 and $11,821,000, respectively, and is included in other assets in the accompanying consolidated balance sheets. During the year ended December 31, 2021, the decrease in aggregate fair value of $10,457,000 and the increase in aggregate fair value of $10,349,000 for the year ended December 31, 2020, related to interest rate lock commitments were recognized and included in the net gain on loan origination and sales activities in the accompanying consolidated statements of operations.

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

The Company expects that these forward loan sale commitments and TBA securities will experience changes in fair value that serve to substantially offset the change in fair value of derivative loan commitments the degree to which depends on the notional amount of such sale commitments.  The aggregate notional amount of forward loan sale commitments and TBA securities was $80,407,000 and $390,248,000 at December 31, 2021 and 2020, respectively. The fair value of such commitments at December 31, 2021 and 2020 consisted of liabilities of $84,000 and $2,180,000, respectively, included in other liabilities in the consolidated balance sheets and assets of $50,000 and $44,000, respectively, included in other assets in the consolidated balance sheets. During the years ended December 31, 2021 and 2020, net increases (reductions) in the aggregate fair value liability of $(2,102,000) and $2,007,000, respectively, related to forward loan sale commitments and TBA securities were recognized and included in net gain on loan originations and sales activities in the accompanying consolidated statements of operations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following tables) of total, Tier 1 capital and common equity Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets (all as defined). Management believes, as of December 31, 2021 and 2020, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2021, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since the notification that management believes have changed the Bank’s category.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The Bank’s actual and minimum capital amounts and ratios, exclusive of the capital conservation buffer, are presented in the following table:

					Minimum
					To Be Well
			For Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2021
Total capital (to risk weighted assets)	$100,180	17.4%	$45,956	8.0%	$57,445	10.0%
Tier 1 capital (to risk weighted assets)	93,288	16.2	34,467	6.0	45,956	8.0
Common equity Tier 1 capital (to risk weighted assets)	93,288	16.2	25,850	4.5	37,339	6.5
Tier 1 capital (to average assets)	93,288	12.3	30,355	4.0	37,943	5.0
December 31, 2020
Total capital (to risk weighted assets)	$97,406	15.7%	$49,682	8.0%	$62,102	10.0%
Tier 1 capital (to risk weighted assets)	90,037	14.5	37,261	6.0	49,682	8.0
Common equity Tier 1 capital (to risk weighted assets)	90,037	14.5	27,946	4.5	40,366	6.5
Tier 1 capital (to average assets)	90,037	12.7	28,466	4.0	35,582	5.0

11.	POST-RETIREMENT PLANS

Supplemental retirement agreements

The Company maintains supplemental retirement agreements with certain officers and directors that provide for supplemental benefits commencing with retirement.  The present value of future benefits payable is accrued over the terms of employment or anticipated term of each participating director’s position, as applicable, taking into consideration the vesting provisions in the agreements.

At December 31, 2021 and 2020, the accrued benefits related to the agreements amounted to $391,000 and $453,000, respectively.  Total expense, included in other non-interest expenses, related to these supplemental agreements amounted to $152,000 and $65,000 for the years ended December 31, 2021 and 2020, respectively.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Supplemental retirement plan

The Company has a master supplemental retirement plan (“Plan”) which covers certain officers and directors of the Company.  In 2021 and 2020, the only active participants in the Plan were certain directors, as the Plan is frozen to new participants.  Information pertaining to activity in the Plan follows:

	Years Ended December 31,
	2021	2020
	(In thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	201	201
Benefits paid	(201)	(201)
Fair value of plan assets at end of year	—	—
Change in benefit obligation:
Benefit obligation at beginning of year	1,457	1,506
Service cost	13	11
Interest cost	17	36
Actuarial (gain) loss	(19)	105
Benefits paid	(201)	(201)
Benefit obligation at end of year	1,267	1,457
Unfunded status and accrued supplemental pension cost at year end	$(1,267)	$(1,457)
Accumulated benefit obligation at year end	$1,267	$1,457

The assumptions used to determine the benefit obligation are as follows:

	December 31,
	2021	2020
Discount rate	1.90%	1.25%
Annual inflation factor	1.00%	1.00%

Net periodic benefit cost, included in other non-interest expenses, attributable to the Plan for the years ended December 31, 2021 and 2020, consists of the following:

	2021	2020
	(In thousands)
Service cost	$13	$11
Interest cost	17	36
Amortization of net actuarial loss	62	45
Amortization of prior service credit	(45)	(57)
	$47	$35

The following assumptions were used to determine the net periodic benefit cost for the years ended December 31, 2021 and 2020:

	2021	2020
Discount rate	1.25%	2.50%
Annual inflation factor	1.00%	1.00%

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Estimated future benefit payments, which reflect expected future services, as appropriate, are as follows:

Years Ending
December 31,	Amount
(In thousands)
2022	$209
2023	345
2024	204
2025	200
2026	90
2027-2031	187

Endorsement split-dollar life insurance arrangements

The Company is the sole owner of life insurance policies pertaining to certain of the Company’s current and former directors and executives.  The Company has entered into agreements with these directors and executives whereby the Company will pay to the directors’ and executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies.  Expense associated with this post-retirement benefit for the years ended December 31, 2021 and 2020 amounted to $14,000 and $20,000, respectively.  At December 31, 2021 and 2020, the accrued benefits related to the split-dollar arrangements amounted to $486,000 and $472,000, respectively.

401(k) Plan

The Company maintains a 401(k) Plan whereby each employee reaching the age of 21 automatically becomes a participant in the plan.  Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. All employees who have worked for one year or 1,000 hours are eligible for an automatic employer contribution of 3% of employees’ compensation, which requires no vesting period. The Company also matches 50% of the first 2% of an eligible employee’s contributions, allowing for a total employer contribution of 4% of employees’ compensation.  Matching contributions vest over a four-year service period.  In addition, a profit-sharing provision allows for an additional discretionary contribution by the Company upon approval of the Board of Directors.  For the years ended December 31, 2021 and 2020, expense attributable to the 401(k) Plan amounted to $898,000 and $852,000, respectively, with no additional discretionary contribution made.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

At the Annual Meeting of Shareholders held on May 24, 2021, the Company’s shareholders approved the 2021 Equity Incentive Plan (the “2021 Equity Plan”). The 2021 Equity Plan permits equity awards to employees and directors in the form of stock options, restricted stock and other forms of compensation. The maximum number of shares of common stock that may be issued under the 2021 Equity Plan is 100,000. On August 13, 2021, the Company granted 18,000 performance-based restricted stock unit awards to certain senior level employees. These performance-based restricted stock unit awards were issued from the 2021 Equity Plan and were determined to have a grant fair value per share of $20.15. The number of stock units to be vested is contingent upon the attainment of certain performance criteria to be measured at the end of a three-year performance period, ending December 31, 2023. The awards will vest upon the earlier of the date on which it is determined if the performance goal is achieved subsequent to the performance period or April 15, 2024. Also on August 13, 2021, the Company granted 19,750 restricted stock awards to certain senior level employees and members of the Board of Directors. These restricted stock awards were issued from the 2021 Equity Plan and were determined to have a grant fair value per share of $20.15. The shares vest ratably over a three-year period.

Stock Options

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility incorporates peer group volatility because the Company does not have a sufficient trading history.

•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.

•	Expected dividend yield is based on the Company's history and expectation of dividend payouts.

•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

The Company made the following grants of options to purchase shares of common stock during the years ended December 31, 2021 and 2020:

	2021	2020
Options granted	40,491	333,118
Vesting period (years)	5	3 - 5
Expiration period (years)	10	10
Expected volatility	30.98%	24.94% - 29.87%
Expected life (years)	6.2	6 - 6.5
Expected dividend yield	—	—
Risk free interest rate	0.64%	0.44%-1.47%
Option fair value	$6.20	$2.69 - $4.87

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following table presents the activity and certain other information related to stock option grants under the 2017 Equity Plan and the 2020 Inducement Plan for the year ended December 31, 2021:

Options	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2021	587,168	$13.32	8.40	$—
Granted	40,491	20.06
Exercised	(19,276)	13.48
Forfeited	(9,000)	11.48
Balance at December 31, 2021	599,383	$13.80	8.50	$6,115,920
Exercisable at December 31, 2021	261,733	$14.26	7.61	$2,548,314
Unrecognized compensation cost (inclusive of directors' options)	$1,072,768
Weighted average remaining recognition period (years)	2.08

For the years ended December 31, 2021 and 2020, stock-based compensation expense applicable to stock options was $591,000 and $703,000, respectively.

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

The following table presents the activity and certain other information related to restricted stock awards under the Equity Plan for the year ended December 31, 2021:

	Restricted Stock Awards	Weighted Average Grant Price	Performance-Based Restricted Stock Units(1)	Weighted Average Grant Price	Total Restricted Stock Awards and Performance-Based Restricted Stock Units	Weighted Average Grant Price
Restricted stock awards at January 1, 2021	122,012	$12.72	—	$—	122,012	$12.72
Granted	19,750	20.15	18,000	20.15	37,750	20.15
Vested	(40,165)	13.44	—	—	(40,165)	13.44
Forfeited	(2,112)	11.48	—	—	(2,112)	11.48
Non-vested stock awards at December 31, 2021	99,485	$13.93	18,000	$20.15	117,485	$14.89
Unrecognized compensation cost	$1,124,787		$310,355		$1,435,142
Weighted average remaining recognition period (years)	2.60		2.29		2.55
(1)

Performance-based restricted stock units granted reflects the estimated number able to be earned under a given award. The maximum number of shares that could vest is 27,000. Estimates are based on the most recent performance assumption available and is adjusted as assumptions change.

Total expense for the restricted stock awards was $641,000 and $891,000 for the years ended December 31, 2021 and 2020, respectively.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

13.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company maintains an Employee Stock Ownership Plan (“ESOP”), which is a tax-qualified retirement plan providing eligible employees the opportunity to own Company stock. The Company granted a loan to the ESOP for the purchase of 469,498 shares of its common stock at $10.00 per share. The loan is payable annually over 25 years with interest at the prime rate to be reset each January 1st. The interest rate in effect for the years ended December 31, 2021 and 2020 was 3.25% and 4.75%, respectively. The loan is secured by the shares which have not yet been allocated to participants. Loan payments are funded by cash contributions from the Bank. Such contributions are allocated to eligible participants based on their compensation, subject to federal tax limits.

Shares are committed to be released on a monthly basis and allocated as of December 31st of each year. The number of shares to be allocated annually is 18,780 through the year 2040. For the years ended December 31, 2021 and 2020, the Company recognized compensation expense for the ESOP of $339,000 and $256,000, respectively. The fair value of the 356,818 unallocated ESOP shares at December 31, 2021 was $8,564,000.

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

In October 2020, the Company’s Board of Directors adopted a share repurchase program under which the Company may repurchase up to 10%, or 552,000 shares of its then outstanding common shares. Repurchases under the program may be made in open market or in privately negotiated transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase expired on October 29, 2021, at which time, the Company had repurchased 435,601 shares at a cost of $8,819,000 in connection with this program.

In October 2021, the Company announced a new share repurchase program under which the Company may repurchase up to 10%, or 510,000 of its then outstanding shares. Repurchases under the program may be made in open market or in privately negotiated transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. Any repurchased shares will be held by the Company as authorized but unissued shares. As of December 31, 2021, the Company had repurchased 4,337 shares at a cost of $100,000 in connection with this program. On January 25, 2022, the Company announced a modification to this program. The modification changes the program so that the Company may purchase up to 62,000 shares, or approximately 1% of the Company’s outstanding common stock.

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

The following table sets forth the calculation of the average number of shares outstanding used to calculate the basic and diluted earnings per share for the periods indicated:

	2021	2020
Average number of common shares outstanding	5,262,824	5,511,524
Less: Average unallocated ESOP shares	(366,183)	(384,963)
Average number of common shares outstanding used to calculate basic earnings per share	4,896,641	5,126,561
Effect of dilutive stock options	212,097	36,481
Average number of common shares outstanding used to calculate dilutive earnings per share	5,108,738	5,163,042

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

16.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the accompanying consolidated financial statements:

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

At December 31, 2021 and 2020, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2021	2020
	(In thousands)
Commitments to originate loans	$107,889	$411,401
Unused lines and letters of credit	79,012	71,458
Unadvanced funds on construction loans	13,879	9,110
Overdraft lines of credit	7,967	7,969

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

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

On-balance-sheet derivatives - Fair values of forward loan sale commitments, including TBAs, and derivative loan commitments are based on fair values of the underlying mortgage loans and, for derivative loan commitments, fair values also include the value of servicing, costs to be incurred to close loans and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Off-balance sheet credit-related instruments - Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair values of these instruments are not material.

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below.

				Total
	Level 1	Level 2	Level 3	Fair Value
December 31, 2021	(In thousands)
Assets:
Securities available for sale	$—	$51,666	$—	$51,666
Portfolio loans (fair value option)		13,780	—	13,780
Loans held for sale (fair value option)	—	44,766	—	44,766
Derivative loan commitments	—	1,364	—	1,364
Forward loan sale commitments	—	50	—	50

Liabilities:
Forward loan sale commitments, including TBAs	—	84	—	84

December 31, 2020
Assets:
Securities available for sale:
Debt securities	$—	$55,366	$—	$55,366
Portfolio loans (fair value option)	—	13,780	—	13,780
Loans held for sale (fair value option)	—	119,112	—	119,112
Derivative loan commitments	—	11,821	—	11,821
Forward loan sale commitments	—	44	—	44

Liabilities:
Forward loan sale commitments, including TBAs	—	2,180	—	2,180

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during 2021 or 2020.

Assets and liabilities measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with U.S. generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets and liabilities.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets and liabilities as of December 31, 2021 and 2020.  The gains and losses represent the amounts recorded during 2021 and 2020 on the assets and liabilities held at year-end. There no liabilities recorded at fair value on a non-recurring basis as of December 31, 2021 and 2020.

				Year Ended
	December 31, 2021			December 31, 2021
	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:	(In thousands)
Collateral dependent impaired loans	$—	$—	$2,551	$—
Mortgage servicing rights	—	15,616	—	438
	$—	$15,616	$2,551	$438

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

				Year Ended
	December 31, 2020			December 31, 2020
	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In thousands)
Collateral dependent impaired loans	$—	$—	$6,318	$—
Mortgage servicing rights	—	12,377	—	(2,067)
Foreclosed real estate	—	—	132	—
	$—	$12,377	$6,450	$(2,067)

Gains or losses applicable to impaired loans are based on the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in market conditions, less estimated selling costs, and are not recorded directly to current earnings but rather as a component in determining the allowance for loan losses.

The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes loan prepayment assumptions based on current market conditions and applies a discount rate based on indicated rates of return required by market participants. During the year ended December 31, 2021, the valuation allowance decreased due to slower actual and projected loan prepayment speeds attributable to the increase in interest rates on residential mortgage loans during the period. During the year ended December 31, 2020, the valuation allowance increased due to faster actual and projected loan prepayment speeds attributable to the decrease in interest rates on residential mortgage loans during the period.

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

	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Securities available for sale	51,666	51,666	—	51,666	—
Loans held for sale	44,766	44,766	—	44,766	—
Loans, net	544,621	549,674	—	—	549,674
Derivative assets	1,414	1,414	—	1,414	—

Financial liabilities:
Deposits	$638,147	$637,538	$—	$637,538	$—
FHLBB advances	50,000	50,001	—	50,001	—
Derivative liabilities	84	84	—	84	—

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

	December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Securities available for sale	$55,366	$55,366	$—	$55,366	$—
Loans held for sale	119,112	119,112	—	119,112	—
Loans, net	483,644	490,914	—	—	490,914
Derivative assets	11,865	11,865	—	11,865	—

Financial liabilities:
Deposits	$528,307	$528,786	$—	$528,786	$—
FRB advances	11,431	11,431	—	11,431	—
FHLBB advances	61,895	63,071	—	63,071	—
Derivative liabilities	2,180	2,180	—	2,180	—

18.	SEGMENT INFORMATION

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

Segment information as of and for the year ended December 31, 2021, follows:

	For the Year Ended December 31, 2021
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$18,894	$3,066	$21,960
Provision (credit) for loan losses	(438)	—	(438)
Net interest income after provision (credit) for loan losses	19,332	3,066	22,398
Non-interest income:
Customer service fees	1,538	80	1,618
Gain on loan origination and sale activities, net (1)	—	30,347	30,347
Mortgage servicing fees, net	(622)	2,313	1,691
Other	428	501	929
Total non-interest income	1,344	33,241	34,585
Non-interest expenses:
Salaries and employee benefits	7,031	21,181	28,212
Occupancy and equipment	1,825	967	2,792
Other non-interest expenses	4,435	6,219	10,654
Total non-interest expenses	13,291	28,367	41,658
Income before income taxes and elimination of inter-segment profit	$7,385	$7,940	15,325
Elimination of inter-segment profit			(2,662)
Income before income taxes			12,663
Income tax expense			3,062
Net income			$9,601
Total assets, December 31, 2021	$708,631	$94,647	$803,278

(1) Before elimination of inter-segment profit

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.

2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for HELOC originations. This income for the year ended December 31, 2021 totaled $2,662,000.

3.

Loan servicing fees are charged to EB by EM based on the balance of residential mortgage loans held in portfolio at a rate of 0.14% per annum for the first six months of 2021. The rate was changed to 0.25% per annum for the last six months of the year and will be used thereafter. These loan servicing fees amounted to $622,000 for the year ended December 31, 2021.

4.

Certain cost centers provide services to both business segments. The cost centers include Accounting, Marketing, IT and Administration. Costs which are common to both business segments are referred to as “indirect costs” and are allocated using relevant benchmarks, e.g. headcount, number of accounts, etc.

Segment information as of and for the year ended December 31, 2020 follows:

	For the Year Ended December 31, 2020
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$16,235	$2,632	$18,867
Provision for loan losses	2,553	—	2,553
Net interest income after provision for loan losses	13,682	2,632	16,314
Non-interest income:
Customer service fees	1,180	103	1,283
Gain on loan origination and sale activities, net (1)	—	55,729	55,729
Mortgage servicing fees, net	(381)	(772)	(1,153)
Other	465	580	1,045
Total non-interest income	1,264	55,640	56,904
Non-interest expenses:
Salaries and employee benefits	9,161	24,000	33,161
Occupancy and equipment	1,770	1,775	3,545
Other non-interest expenses	5,228	4,382	9,610
Total non-interest expenses	16,159	30,157	46,316
Income (loss) before income taxes and elimination of inter-segment profit	$(1,213)	$28,115	26,902
Elimination of inter-segment profit			(1,493)
Income before income taxes			25,409
Income tax expense			5,477
Net income			$19,932
Total assets, December 31, 2020	$537,722	$183,350	$721,072

(1) Before elimination of inter-segment profit

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.

2.	E

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

M is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for HELOC originations. This income for the year ended December 31, 2020 totaled $1,493,000.

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

Included in other non-interest expenses in 2021 and 2020 are certain items exceeding 1% of the Company’s total interest and non-interest income as follows:

	2021	2020
	(In thousands)
Software amortization, licenses and maintenance	$1,667	$1,303
Credit reports	769	820
Card related expenses	468	429
Data communication and telephone	397	391
Directors' fees, including stock-based compensation	777	579

20.	GLOBAL PANDEMIC AFFECTING RANDOLPH BANCORP, INC.

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

Loan Payment Deferral and Paycheck Protection Program

In response to the pandemic’s effect on our customers, the Company implemented a series of measures, including participating in the PPP and granting payment deferrals for residential mortgage, home equity and certain commercial borrowers who were current in their payments. The table below summarizes lending activity and outstanding balances of PPP loans and the associated pledges to the PPPLF:

		PPP Loan Balance		FRB Advances
	PPP Loans	Outstanding at	Amount Pledged	Outstanding at
	Originated	December 31, 2021	to PPPLF	December 31, 2021 (1)
	(In thousands)
2020 PPP loans	$15,387	$16	$15,387	$-
2021 PPP loans	10,967	3,569	-	-
Total Activity	$26,354	$3,585	$15,387	$-
(1)	FRB advances were fully repaid during the first quarter of 2021 and the associated PPP loans are no longer pledged.

The Company has granted short-term loan payment deferrals for residential mortgage, home equity and certain commercial borrowers who were current on their payment and experiencing a hardship due to the COVID-19 pandemic. In accordance with interagency

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

guidance issued in March 2020 and/or the CARES Act enacted in March 2020 and as modified by the Consolidated Appropriations Act, these short-term deferrals are not considered TDRs, provided the loan modification is made between March 1, 2020 and as modified by the Consolidated Appropriations Act, the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration and the applicable loan was not more than 30 days past due as of December 31, 2019.

The Company has agreed to loan payment deferrals on commercial loans totaling $37.5 million, residential real estate loans in portfolio totaling $19.1 million and residential real estate loans serviced for others totaling $68.4 million as of December 31, 2021.    The commercial loan payment deferrals are concentrated in the hotel and hospitality, restaurant and retail service industries. The qualifying residential real estate and commercial loan borrowers were required to contact the Company to receive loan payment deferrals.

The table below summarizes the status of the bank’s loan deferral activity:

	Deferrals	Suspended/	Resumed	Full
	Granted (1)	Reduced Payment (2)	Payment (2)	Payoff (3)
	(In thousands)
December 31, 2021
Real estate loans:
Residential:
One- to-four family	$15,771	$1,949	$8,063	$5,759
Home equity loans and lines of credit	2,936	42	1,458	1,436
Construction	341	—	341	—
Commercial	34,176	—	26,463	7,713
Total real estate loans	53,224	1,991	36,325	14,908
Commercial and industrial	3,362	—	1,352	2,010
Consumer	58	—	58	—
Total	$56,644	$1,991	$37,735	$16,918

December 31, 2020
Real estate loans:
Residential:
One-to-four family	$15,514	$12,974	$2,109	$431
Home equity loans and lines of credit	3,179	626	1,287	1,266
Construction	350	350	—	—
Commercial	34,754	6,544	25,406	2,804
Total real estate loans	53,797	20,494	28,802	4,501
Commercial and industrial	3,645	—	1,635	2,010
Consumer	68	68	—	—
Total	$57,510	$20,562	$30,437	$6,511

(1)	This column equals the current outstanding balance of loans that received a deferral, plus the balance of loans that were deferred and were paid in full.
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

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Accordingly, the table below summarizes the risk rating and for all loans that were granted deferral, and any loans that were listed in nonaccrual status:

	Pass Rated /	Special	Sub-	Non-
	Not Rated	Mention	standard (1)	accrual (1)(2)
	(In thousands)
December 31, 2021
Real estate loans:
Residential:
One- to four-family	$8,678	$212	$1,122	$1,334
Home equity loans and lines of credit	1,500	—	—	—
Construction	341	—	—	—
Commercial	16,004	6,916	3,543	—
Total real estate loans	26,523	7,128	4,665	1,334
Commercial and industrial	1,020	332	—	—
Consumer	58	—	—	—
Total	$27,601	$7,460	$4,665	$1,334

December 31, 2020
Real estate loans:
Residential:
One- to four-family	$14,887	$196	$—	$196
Home equity loans and lines of credit	1,913	—	—	—
Construction	350	—	—	—
Commercial	19,020	8,748	4,182	4,182
Total real estate loans	36,170	8,944	4,182	4,378
Commercial and industrial	1,204	431	—	—
Consumer	68	—	—	—
Total	$37,442	$9,375	$4,182	$4,378

(1)

These three columns indicate the risk rating and subsequent outstanding balance of loans that have received a deferral. The Pass Rated/Not Rated, Special Mention and Substandard columns reconcile to the Suspended Payment/Reduced Payment columns in the preceding table.

(2)	Nonaccrual loans are risk rated as either special mention or substandard and are included as a balance in those columns.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

21.	PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

Financial information as of December 31, 2021 and 2020 and for the years then ended pertaining to Randolph Bancorp, Inc. is as follows:

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Cash and due from bank	$3,240	$4,829
Investment in Envision Bank	93,126	90,959
Income taxes receivable	661	-
ESOP loan	3,895	4,042
Total assets	$100,922	$99,830

Liabilities
Income taxes payable	$—	$8
Due to Envision Bank	4	3
Other liabilities	15	—
Total liabilities	19	11

Stockholders' Equity
Common stock	50	54
Additional paid-in capital	44,078	50,937
Retained earnings	60,524	51,689
ESOP-Unearned compensation	(3,568)	(3,756)
Accumulated other comprehensive loss, net of tax	(181)	895
Total stockholders' equity	100,903	99,819
Total liabilities and stockholders' equity	$100,922	$99,830

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020
Interest income	$131	$198
Dividend income	8,000	5,000
Operating expenses	191	171
Income before incomes taxes and equity in undistributed net income of Envision Bank	7,940	5,027
Applicable income tax (credit)	(12)	7
Income before equity in undistributed net income of Envision Bank	7,952	5,020
Equity in undistributed net income of Envision Bank	1,649	14,912
Net income	$9,601	$19,932

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$9,601	$19,932
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of Envision Bank	(1,649)	(14,912)
Dividends received from Envision Bank	(8,000)	(5,000)
Increase (decrease) in income taxes payable (receivable)	(669)	8
Increase in other liabilities	15	—
Change in intercompany receivable/payable	—	(15)
Net cash provided by (used in) operating activities	(702)	13
Cash flows from investing activities:
Principal payments received on ESOP loan	147	120
Dividends received from Envision Bank	8,000	5,000
Net cash provided by investing activities	8,147	5,120
Cash flows from financing activities:
Stock repurchases	(8,529)	(1,749)
Stock repurchase payable	—	—
Proceeds from the exercise of options, net	261	—
Common stock dividend paid	(766)	—
Net cash used in financing activities	(9,034)	(1,749)
Net change in cash and due from bank	(1,589)	3,384
Cash and due from bank at the beginning of year	4,829	1,445
Cash and due from bank at end of year	$3,240	$4,829

22. LEASES

The Company adopted the new lease accounting standard (“the lease standard”) under Accounting Standards Codification 842 (“ASC 842”) using the modified retrospective transition method with an effective date as of January 1, 2021. Therefore, periods prior to that date were not restated, and accordingly disclosures are not presented on a comparable basis. The Company elected the package of practical expedients, which permits the Company not to reassess prior conclusions about lease identifications, lease classification and direct costs. The Company did not elect to apply the hindsight expedient pertaining to using hindsight knowledge as of the effective date when determining lease terms and impairment.

As of December 31, 2021, the Company had entered into 10 noncancelable operating lease agreements for office space and branch locations, several of which contain renewal options to extend lease terms for a period of 1 to 10 years. The Company had no financing leases outstanding and no leases with residual value guarantees.

The Company’s ROU asset related to operating leases totaled $1.8 million at December 31, 2021 and is recognized in the Company’s Consolidated Balance Sheet in other assets.

The Company’s operating lease cost for 2021 was $834,000. As of December 31, 2021, the weighted average remaining lease term for operating leases was 4.5 years and the weighted average discount rate used in the measurement of operating lease liabilities was 1.99%.

Randolph Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding at December 31, 2021 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in the Company’s Consolidated Balance Sheet in other liabilities.

(In thousands)
2022	$619
2023	396
2024	309
2025	245
2026	226
Thereafter	95
Total minimum lease payments	1,890
Less: amount representing interest	(84)
Present value of future minimum lease payments	$1,806

23. MORTGAGE BANKING INCOME

The components of gain on loan origination and sale activities and mortgage servicing fees for the years ended December 31, 2021 and 2020 are as follows:

	For the Year Ended December 31,
	2021	2020
	(In thousands)
Gain on loan origination and sale activities, net
Gain on sale of mortgage loans and realized gain from derivative financial instruments, net	$33,578	$34,203
Net change in fair value of loans held for sale and portfolio loans accounted for at fair value	(3,536)	3,263
Capitalized residential mortgage loan servicing rights	5,998	8,428
Net change in fair value of derivative loan commitments and forward loan sale commitments	(8,355)	8,342
Gain on loan origination and sales activities, net	$27,685	$54,236

Mortgage servicing fees, net
Residential mortgage loan servicing fees	$5,012	$3,458
Amortization of residential mortgage loan servicing rights	(3,197)	(2,543)
Release (provision) to the valuation allowance of mortgage loan servicing rights	438	(2,068)
Sub-servicer expenses (1)	(562)	-
Mortgage servicing fees, net	$1,691	$(1,153)
Total gain on loan origination and sales activities and mortgage servicing fees, net	$29,376	$53,083
(1)

Sub-servicer expenses were first incurred during the third quarter of 2021, due to the conversion of the Company’s mortgage loan servicing activities. Previously, all expenses related to servicing mortgage loans serviced for others were included in non-interest expenses.