Form 10-K/A
period 2021-12-31
Randolph Bancorp, Inc.
filed 2022-04-26
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of Registrant’s Common Stock outstanding as of April 22, 2022 was 5,181,977.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id:	173	Auditor Name:	Crowe LLP	Auditor Location:	New York, New York

Explanatory Note

Randolph Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original 10-K”) to provide additional information required by Part III. This Amendment does not change the previously reported financial statements or any other disclosure contained in Part I or Part II in the Original 10-K. Part IV is being amended solely to add new certifications in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

PART III

Item 10. Directors, Executive Ofﬁcers and Corporate Governance.

Information Regarding Directors

The following table and biographical descriptions set forth certain information with respect to each director based upon information furnished by each director. The biographical information includes the specific experience, qualifications, attributes and skills that led to the conclusion by the Company’s Board of Directors (the “Board”) that such person should serve as a director.

Name	Age	Position	Independent	Director Since	Term Expires
Daniel M. Joyce	66	Director	Yes	2012	2024
Evelyn C. Kaupp	58	Director	Yes	2021	2022
William M. Parent	60	President, CEO and Director	No	2020	2023
Ronald K. Perry	63	Director	Yes	2021	2022
Richard C. Pierce, Esq.	69	Director	Yes	1995	2023
Kenneth K. Quigley, Jr., Esq.	63	Director and Chair	Yes	2013	2024
Pamela C. Scott	70	Director	Yes	2021	2023
Louis J. Trubiano	71	Director	Yes	2007	2024
James G. Welch	74	Director	Yes	2011	2022

A brief biography for each of our directors is presented herein. There are no family relationships among any of our directors or executive officers. Unless otherwise stated, each director has held his or her current occupation for the last five years.

Daniel M. Joyce. Mr. Joyce is the chief executive officer and a director of Moors & Cabot, Inc., a full-service investment firm, where he has served in a variety of roles since 1996. Prior to joining Moors & Cabot, Mr. Joyce served in various executive and managerial capacities with Fidelity Investments, Hambrecht & Quist Capital Management LLC, and Dean Witter Reynolds. Mr. Joyce also served on the Board of Governors of the Boston Stock Exchange. Mr. Joyce is qualified to serve on the Board because of his knowledge of the financial industry and his management skills.

Evelyn C. Kaupp. Ms. Kaupp is a retired tax partner of Deloitte, serving over 31 years with the firm including 21 years as a Tax Partner assisting multinational clients with tax compliance, accounting, enterprise reporting and automation of tax processes. Ms. Kaupp is a graduate of Brown University and obtained her Juris Doctorate from Albany Law School of Union University and her Masters in Taxation from Boston University School of Law. She is a Certified Public Accountant, Member of the AICPA and Member of the Bar in Massachusetts and New York. Ms. Kaupp serves as Board Chair for the YMCA of Greater Boston having held prior roles as Chair of the Finance and Audit & Risk Committees. Ms. Kaupp has expertise in financial reporting, internal controls, and corporate governance with a personal interest in diversity, equity and inclusion. Her expertise and interests bring valuable experience to the Board.

William M. Parent. Mr. Parent has served as our President and Chief Executive Officer since April 1, 2020.  Mr. Parent served as a director of Independent Bank Corp. and its wholly-owned subsidiary, Rockland Trust Company, from April 1, 2019 through January 16, 2020. He previously served as President, Chief Executive Officer and Director of Blue Hills Bank, Blue Hills Bancorp, Inc. and its predecessor company from 2010 until their acquisition on April 1, 2019. Prior to that, Mr. Parent served as a partner and chief investment officer at Grail Partners, a boutique merchant bank. Mr. Parent has over 30 years of experience in the financial services industry, including 16 years at Bank of Boston and its successor companies, FleetBoston and Bank of America, where he held senior executive roles in Finance, Mergers & Acquisitions, Bank Management and Private Equity Investing. Mr. Parent is a non-practicing CPA. He has served as a member of the Board of Directors for over a dozen middle-market companies covering the financial services, retail, distribution and manufacturing sectors. He currently serves as a member of the board of the Federal Home Loan Bank of Boston, Boston Police Activities League and Greater Boston YMCA, and he previously served as the Chair of the Greater Boston YMCA, Chair and board member of the Massachusetts Bankers Association and member of the Federal Reserve Bank of Boston Community Depository Institutions Advisory Council.

Ronald K. Perry. Mr. Perry is Executive Managing Director of Savills, an international commercial real estate brokerage firm, since 2021. Previously he held leadership positions at full service commercial real estate firms including Avison Young, where he was Principal, and Colliers International, where he served as president of the Boston brokerage operations. Mr. Perry began his career in 1984 at Meredith & Grew, which became part of Colliers in 2007. Mr. Perry is a licensed real estate broker and a member of the Greater Boston Real Estate Board and Commercial Brokers Association. A graduate of the College of Holy Cross, he was previously a director of Blue Hills Bancorp, Inc. for 7 years and of Catholic Memorial High School for 14 years. Mr. Perry’s extensive commercial real estate experience and knowledge of the Greater Boston real estate market as well as his valuable insight into managing and overseeing a business brings valuable expertise to the Board.

Richard C. Pierce, Esq. Mr. Pierce founded Housing Management Resources, Inc., a nationwide property management company specializing in affordable housing in November 2001. Since then, he has served as the president and chief executive officer. He serves on the boards of nationwide real estate professional organizations. Mr. Pierce’s experience in property development, management, financing, and permitting offers valuable insights into the real estate mortgage market, which is a significant sector of our business.

Kenneth K. Quigley, Jr., Esq. Mr. Quigley has served as president of Curry College, a private, four-year, liberal arts-based institution located in Milton, Massachusetts, since 1996. He has served on the Board of Directors of UMH Properties, Inc. (NYSE: UMH), a qualified real estate investment trust, since 2016. Mr. Quigley has also served as an independent director on the boards of companies listed on both the New York Stock Exchange and NASDAQ, including the former Hibernia Savings Bank and Central Bancorp, Inc. He is a past chair of the South Shore Chamber of Commerce. Mr. Quigley is qualified to serve on the Board based upon his prior board experience from his former directorships and his strong commitment to the local community.

Pamela C. Scott. Ms. Scott founded LVCC, Inc., a business consulting firm, in 2003 and serves as its President and Chief Executive Officer. She has more than 30 years of experience in the financial services industry including multiple roles in institutional asset management at State Street Corporation, U.S. Trust Company of New York and Citibank. She was a director of Blue Hills Bancorp, Inc., Danvers Bancorp, Inc. and Beverly National Bank. Ms. Scott received her BA from Rice University and her MBA from the Tuck School of Business at Dartmouth College, as the business program’s first African American female graduate and where she now serves as a mentor to young professionals and MBA students. An active alumnus of The Partnership, Ms. Scott works to promote career development for minority executives in Boston. Ms. Scott brings the Board extensive experience in financial services and business.

Louis J. Trubiano. Mr. Trubiano has served as the president of Louis & Company, Inc., a marketing and advertising agency, since 1991. In that capacity, he has provided consulting and advertising services to numerous banks, which allows him to bring a strong strategic marketing perspective to the Board. Additionally, his experience in running a successful business for over 25 years gives him a strong financial and organizational background. He is also the Immediate Past Chair of the Randolph Bancorp Board and has served as Chair of the Envision Bank Charitable Foundation since its inception. In 2016, Mr. Trubiano was appointed by the Governor to serve on the Massachusetts Plymouth 400 Commission as a marketing expert. He also serves on the board of several regional nonprofit organizations and is a past chair of the South Shore Chamber of Commerce.

James G. Welch. Mr. Welch has served as a consultant and business advisor in connection with various general business matters since 2011. From 1980 to 2011, Mr. Welch served as a shareholder and principal at Blum Shapiro & Company, P.C., a regional accounting firm serving privately owned businesses, non-profit organizations and high net-worth individuals. He has also served on a number of boards including South Shore YMCA and the South Shore Chamber of Commerce where he is a past chair. During his career, Mr. Welch developed expertise in corporate governance, financial reporting, and internal controls, which is relevant to our audit committee and the governance committee.

Biographical Information Regarding Executive Officers Who Are Not Directors

The following table provides information regarding our executive officers who are not directors. Each executive officer serves at the discretion of our Board of Directors and holds office until his or her successor is duly elected and qualified or until his or her earlier death, resignation, or removal:

Name	Age	Position(s)
Ryan J. Kirwin	48	Executive Vice President, Residential Lending
Lauren B. Messmore	51	Executive Vice President and Chief Financial Officer
Richard D. Olson, Jr.	54	Senior Vice President, Retail and Marketing

The following includes a brief biography for each of our executive officers. Unless otherwise stated, each executive officer has held his or her current occupation for the last five years.

Ryan J. Kirwin. Mr. Kirwin has served as our Executive Vice President, Residential Lending since February 2019. From September 2013 to February 2019, he served as our Senior Vice President, Residential Lending and from September 2008 to September 2013 he served as Vice President, Residential Lending Sales.

Lauren B. Messmore.  Ms. Messmore has served as our Executive Vice President and Chief Financial Officer since April 2020 having joined the Company in February 2020.  Prior to that, she served as Senior Vice President, Corporate Strategy of Blue Hills Bank from 2012 to September 2017 and Executive Vice President and Chief Financial Officer of Blue Hills Bank and Blue Hills Bancorp, Inc. from September 2017 until their acquisition on April 1, 2019. Ms. Messmore has extensive experience in investment banking, including work at a top-tier global investment bank, Citigroup, as well as co-founding and managing an investment banking boutique.

Richard D. Olson, Jr. Mr. Olson has served as our Senior Vice President, Retail and Marketing since October 2013. Prior to that, Mr. Olson worked as the senior relationship manager for financial institutions at the Federal Reserve Bank of Boston from May 2013 to October 2013. Before that, he was the senior vice president, director of consumer and small business banking at Northway Financial Inc. from December 2007 to August 2012. He also spent 18 years in various retail banking, marketing, and operations positions at Bank of Boston and Bank of America.

Delinquent Section 16(a) Reports

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2021, no person who was at any time a director, officer, or beneficial owner of more than 10% of any class of equity securities registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2021.

Code of Conduct and Ethics

The Company has adopted a Code of Conduct and Ethics, which applies to the Company’s and its subsidiaries’ employees, officers, and directors. In addition, the Company maintains procedures for the confidential, anonymous submission of any complaints or concerns about the Company, including complaints regarding accounting, internal accounting controls or auditing matters.

Shareholder Nomination Procedure

Any shareholder of the Company entitled to vote for the election of directors at the annual meeting can submit the names of candidates for director by writing to the Secretary at Randolph Bancorp, Inc., 2 Batterymarch Park, Suite 301, Quincy, Massachusetts 02169. To be timely, a shareholder’s notice must be delivered not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 30 days before or delayed by more than 60 days after such anniversary date, notice by the shareholder, to be timely, must be so delivered not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made.

The submission shall include the information set forth below:

•

As to each person whom the shareholder proposes to nominate for election or reelection as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected);

•

The name and address of the shareholder giving the notice, as they appear on the Company’s books, and the names and addresses of the beneficial owner(s), if any, on whose behalf the nomination is made; and as to each such shareholder and beneficial owner, any Material Ownership Interests (as defined in the Company’s by-laws); and

•

A description of all arrangements or understandings among the shareholder and/or any such beneficial owner(s) and each proposed nominee and any other person or persons (including their names) pursuant to which the nominations are to be made.

Audit Committee

The audit committee is responsible for assisting the Board in its oversight of the integrity of our financial statements, the qualifications and independence of our independent registered public accounting firm, our internal financial and accounting controls, and our internal audit function. The audit committee has direct responsibility for the appointment, compensation, retention (including termination), and oversight of our independent registered public accounting firm, who report directly to the audit committee. The audit committee also prepares the audit committee report that the Securities and Exchange Commission (the “SEC”) requires to be included in our annual proxy statement. In addition, the audit committee has oversight responsibility in ensuring that a risk-based internal audit plan is designed and implemented, with the related results of such audits communicated on a timely basis.

The members of the audit committee are Mr. Joyce, Ms. Kaupp, Mr. Perry, Ms. Scott, Mr. Trubiano and Mr. Welch, with Ms. Kaupp serving as chair. Each member of the audit committee qualifies as an independent director under the corporate governance standards of the NASDAQ listing rules and the independence requirements of the Exchange Act. Our Board has determined that Mr. Joyce, Ms. Kaupp and Mr. Welch each qualifies as an “audit committee financial expert” as such term is currently defined under SEC rules. The audit committee has adopted a written charter that satisfies the applicable standards of the SEC and the NASDAQ listing rules, and it is available on our website. The audit committee met 13 times in 2021.

Item 11. Executive Compensation.

DIRECTOR COMPENSATION

During the fiscal year ended December 31, 2021, the chair of the Board received an annual base retainer of $46,000 and each other director received an annual base retainer of $27,000. In addition, the chair of the audit committee, governance committee and enterprise risk management committee of the Company each received an annual base retainer of $7,000 and each non-employee director (except for the chair of the Board) received an annual base retainer of $5,000 for each committee on which he or she served. No fees were paid for Board or committee meetings attended.

Director Compensation Table

The following table sets forth information concerning compensation accrued or paid to our non-employee directors during the year ended December 31, 2021 for their service on the Board. Directors who are also our employees receive no additional compensation for their service as directors and are not set forth in the table below.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2)(3) ($)	All Other Compensation ($)	Total ($)
Paul R. Donovan (4)	27,750	―	2,125	29,875
Daniel M. Joyce	39,000	10,075	―	49,075
Evelyn C. Kaupp	16,833	20,150	―	36,983
John J. O’Connor III (4)	39,000	―	―	39,000
Ronald K. Perry	15,583	20,150	―	35,733
Richard C. Pierce, Esq.	36,083	10,075	―	46,158
Kenneth K. Quigley, Jr., Esq.	46,000	10,075	―	56,075
Pamela C. Scott	15,583	20,150	―	35,733
Louis J. Trubiano	37,000	10,075	―	47,075
James G. Welch	39,000	10,075	―	49,075
Janis E. Wentzell (4)	32,000	―	―	32,000

_________________________

(1)	Includes retainer payments and committee and/or chair fees earned during the fiscal year. Fees earned or paid include fees for service on the board of Envision Bank.
(2)

Amounts included in the “Stock Awards” column for the year ended December 31, 2021 represent grants under the 2021 Equity Incentive Plan that were made on August 13, 2021. Ms. Kaupp, Mr. Perry and Ms. Scott, who were appointed to serve as directors in July 2021, each received an award of 1,000 shares of restricted stock. Mr. Joyce, Mr. Pierce, Mr. Quigley, Mr. Trubiano and Mr. Welch each received an award of 500 shares of restricted stock. Amounts related to stock awards are reported in the table above pursuant to applicable SEC regulations that require that we report the full grant-date fair value of grants in the year in which such grants are made. Because stock awards vest annually in installments commencing on the first anniversary of the date of the award, none of the directors actually recognized any income from the awards during the year ended December 31, 2021. The amounts presented for stock awards reflect the aggregate fair value at the grant date of $20.15 per share.

(3)

As of December 31, 2021, each active non-employee director, other than Ms. Kaupp, Mr. Perry, Ms. Scott and Ms. Wentzell, held 3,318 shares of restricted stock and unexercised options to purchase 23,802 shares at a weighted average exercise price of $13.66 per share. Ms. Wentzell held 2,818 shares of restricted stock and unexercised options to purchase 23,802 shares at a weighted average exercise price of $13.66 per share. Ms. Kaupp, Mr. Perry and Ms. Scott each held 1,000 shares of restricted stock. Mr. Donovan and Mr. O’Connor were retired as of December 31, 2021 and each held unexercised options to purchase 19,302 shares at a weighted average exercise price of $14.17 per share and held no shares of restricted stock. Option and stock awards granted in 2017 and 2020 vest annually in five equal installments commencing on the first anniversary of the date of the award, subject to the non-employee director’s continued service on each vesting date. Stock awards granted in 2021 vest annually in three equal installments commencing on the first anniversary of the date of the award, subject to the non-employee director’s continued service on each vesting date.

(4)	Mr. Donovan, Mr. O’Connor and Ms. Wentzell retired as directors on September 20, 2021, December 20, 2021 and February 3, 2022, respectively, upon attaining age 75.

Supplemental Retirement Plan. Envision Bank maintains a supplemental retirement plan for the benefit of directors, former directors, and former executives selected by Envision Bank’s board of directors. Mr. Pierce is currently the only active participant in the plan. The plan is an unfunded, non-qualified plan which is intended to qualify as a “top hat” plan for purposes of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

Upon a participant’s early or normal retirement (as defined in the plan), he will receive a benefit payable in annual installments for his lifetime. If a participant terminates prior to attaining ten years of service on Envision Bank’s board of directors, then, upon such termination of service, all benefits under the plan will be forfeited.

If a participant is terminated by Envision Bank without cause or voluntarily resigns for good reason after attaining ten years of service but prior to his early retirement date, then Envision Bank will distribute the participant’s accrued liability retirement account in accordance with his irrevocable distribution election. If a participant is terminated by Envision Bank without cause or voluntarily resigns for good reason after attaining ten years of service and after his early retirement date, then the participant will be fully vested in his retirement benefits, which benefits will be paid in accordance with his irrevocable distribution election. If a participant’s service terminates due to disability, then Envision Bank will distribute the participant’s accrued liability retirement account in accordance with his irrevocable distribution election. If a participant’s service is terminated voluntarily or involuntarily, other than for cause, subsequent to a change in control (as defined in the plan), then the participant will receive benefits under the plan as if he had remained in service through his normal retirement date, which benefits will be paid in accordance with his irrevocable distribution election. If any payment under the plan is subject to an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), Envision Bank has agreed to provide additional compensation to the affected participant in order to fully compensate him for the amount of the excise tax.

If a participant dies while actively in service with Envision Bank, but prior to attaining the early retirement date and having served on Envision Bank’s board of directors for ten years, then Envision Bank will distribute the participant’s accrued liability retirement account in accordance with his irrevocable distribution election. If a participant dies while actively in service with Envision Bank, but after his early retirement date or normal retirement date, then the participant will be fully vested in his retirement benefits, which benefits will be paid in accordance with his irrevocable distribution election.

EXECUTIVE COMPENSATION

2021 Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our Chief Executive Officer and the two most highly compensated executive officers (other than the Chief Executive Officer) who were serving as executive officers at the end of the fiscal year ended December 31, 2021 for the fiscal years indicated. Each of these individuals is referred to as a “named executive officer.”

Name and Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	Option Awards (2) ($)	All Other Compensation (3) ($)	Total Compensation ($)
William M. Parent	2021	400,000	150,000	151,125	—	22,979	724,104
Chief Executive Officer	2020	303,673	100,000	231,300	308,195	14,596	957,764

Lauren B. Messmore	2021	230,000	84,000	80,600	—	14,156	408,756
Chief Financial Officer	2020	202,576	84,000	130,000	127,684	5,623	549,883

Ryan J. Kirwin	2021	210,000	200,000	80,600	—	33,110	523,710
EVP Residential Lending	2020	220,576	400,000	11,480	52,826	31,218	716,100

_________________________

(1)	The amounts represent discretionary bonus awards to the named executive officers based on attaining Company and individual performance metrics for the year.
(2)

The amounts represent the aggregate grant-date fair value of stock awards (including restricted stock and performance-based restricted stock units) and option awards granted to our named executive officers in the year indicated, computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718 excluding any estimates of forfeitures related to service-based vesting conditions.  For information regarding assumptions underlying the valuation of equity awards, see Note 12 to our financial statements for the year ended December 31, 2021.  These amounts do not correspond to the actual value that may be recognized by the named executive officers upon vesting or exercise of the applicable awards.

(3)	The table below, entitled “All Other Compensation Table” shows the components of this column for our 2021 fiscal year.

All Other Compensation Table

Name	Auto Allowance ($)	401(k) Employer Contributions ($)	Fair Value of ESOP Allocation (1) ($)
William M. Parent	9,000	10,469	3,510
Lauren B. Messmore	—	10,646	3,510
Ryan J. Kirwin	18,000	11,600	3,510

_________________________

(1)

Represents the value of shares allocated to the named executive officer’s employee stock ownership plan (“ESOP”) account during the year based on the closing price of our common stock of $24.00 on December 31, 2021.

Employment Arrangements

Agreement with William M. Parent

The Company and Envision Bank have entered into an employment agreement with Mr. Parent (the “Parent Employment Agreement”), effective upon the commencement of his employment. Mr. Parent has a base salary of $400,000 per year, subject to periodic review and adjustment by the Board, and is eligible to receive an annual bonus based on the satisfaction of criteria set by the Board or the governance committee.

The Employment Agreement further describes the payments and benefits to which Mr. Parent would be entitled upon termination of his employment under certain circumstances. Specifically, if Mr. Parent’s employment is terminated either by the Company without “cause” or by Mr. Parent for “good reason” (each as defined in the Parent Employment Agreement), Mr. Parent will be entitled to receive an amount equal to 12 months of Mr. Parent’s annual rate of pay based on the total of his annual base salary as of the date of his termination plus the average annual bonus awarded to Mr. Parent during the three full fiscal years of the Bank immediately preceding his date of termination (the “Compensation Rate”), paid out in substantially equal installments in accordance with the Company’s payroll practice over 12 months, subject to Mr. Parent’s execution of a release of claims in favor of the Company. For a period of up to 12 months, the Company will also pay to the group health plan provider, the COBRA provider or Mr. Parent a monthly payment equal to the monthly employer contribution that the Company would have made to provide health insurance to Mr. Parent if he had remained employed by the Company, subject to Mr. Parent’s continued copayment of premium amounts at the active employees’ rate.

The Employment Agreement also provides for certain payments and benefits following a change in control of the Company. If during the 24-month period following the occurrence of a change in control Mr. Parent’s employment is terminated by either the Company without “cause” or by Mr. Parent for “good reason,” Mr. Parent will be entitled to receive a lump-sum payment equal to three times the Compensation Rate. The Company will also pay to the group health plan provider, the COBRA provider or Mr. Parent a monthly payment equal to the monthly employer contribution that the Company would have made to provide health insurance to Mr. Parent if he had remained employed by the Company for a period of up to 12 months, subject to Mr. Parent’s copayment of premium amounts at the active employees’ rate. If any such payments or benefits would be subject to the excise tax imposed by Section 4999 of the Code, such payments shall be reduced so that the sum of these payments shall be $1.00 less than the amount at which Mr. Parent becomes subject to the excise tax imposed by Section 4999 of the Code; provided that such reduction will only occur if it would result in Mr. Parent receiving a higher after tax amount than he would receive if such payments were not subject to such reduction.

Change in Control Agreements

The Company and Envision Bank have entered into two-year change in control agreements with certain executive officers other than Mr. Parent, including Ms. Messmore and Mr. Kirwin. The agreements are substantially similar, and provide that if, within 24 months after the effective date of a change in control (as defined in the agreements) of Randolph Bancorp, Inc. or Envision Bank, the executive is involuntarily terminated other than for “cause,” disability, or death, or voluntarily resigns for “good reason” (as each such term is defined therein), the executive will be entitled to a payment equal to two times the sum of (i) the executive’s annual base salary in effect immediately prior to the terminating event (or the executive’s annual base salary in effect immediately prior to the change in control, if higher) and (ii) the executive’s average annual bonus over the three fiscal years immediately prior to the change in control, payable in one lump-sum payment on the date of termination. Any payments required under the agreements will be reduced to the extent necessary to avoid penalties under Section 280G of the Code.

Benefit Plans

Health and Welfare Benefits. Our named executive officers are eligible to participate in all of our benefit plans offered to our employees, including our medical, dental, life and disability insurance plans, in each case on the same basis as other employees of the same status.

401(k) Plan. Envision Bank currently maintains a 401(k) plan, which is a tax qualified profit-sharing plan with a salary deferral feature under Section 401(k) of the Code (the “401(k) Plan”). Generally, employees who have attained age 21 are eligible to participate in the 401(k) Plan and make salary deferral contributions and share in Envision Bank contributions to the 401(k) Plan.

A participant may contribute up to 75% of his or her compensation to the 401(k) Plan on a pre-tax and after-tax basis, subject to the limitations imposed by the Code. For 2021, the pre-tax deferral contribution limit was $19,500. A participant over age 50 may contribute, on a pre-tax basis, an additional $6,500 to the 401(k) Plan. Envision Bank provides an annual matching contribution equal to one percent (1%) of each employee’s eligible compensation up to the annual maximum statutory limit. A participant will become vested in Envision Bank matching contributions and any discretionary nonelective contributions over a four-year period, vesting in 25% of contributions per year.  Envision Bank also provides an annual safe harbor nonelective employer contribution equal to three percent (3%) of each employee’s eligible compensation up to the annual maximum statutory limit. A participant is 100% vested in Envision Bank safe harbor nonelective employer contributions when they are made. Envision Bank may make discretionary nonelective contributions as determined by the Board. A participant is always 100% vested in his or her salary deferral.

Generally, a participant (or participant’s beneficiary) may receive a distribution from his or her vested account at retirement, age 59 1/2 (while employed with Envision Bank), death, disability, or termination of employment, and elect for the distribution to be paid in a lump sum.

Employee Stock Ownership Plan. In connection with the Company’s 2016 mutual-to-stock conversion, Envision Bank adopted an ESOP for eligible employees who have attained age 21 and have completed one year of service.

Envision Bank engaged an independent third-party trustee that purchased 469,498 shares of common stock in the Company’s initial public offering. The ESOP funded its purchase in the initial public offering through a loan from the Company (the “ESOP Loan”). The ESOP Loan equaled 100% of the aggregate purchase price of the common stock. The ESOP Loan will be repaid principally from Envision Bank’s contributions to the ESOP and dividends paid, if any, on shares of unallocated common stock held by the ESOP over the 25-year term of the loan. The interest rate for the ESOP Loan is the prevailing prime rate to be reset annually on January 1.

Shares purchased by the ESOP with the proceeds of the ESOP Loan are held in a suspense account and released on a pro rata basis as the loan is repaid. Discretionary contributions to the ESOP and shares released from the suspense account are allocated among participants in accordance with their qualifying employee compensation, on a pro rata basis.

Participants will vest in the benefits allocated under the ESOP upon completion of three years of service. Prior to 2019, a participant became fully vested upon reaching age 55, or at retirement, upon death or disability, or upon termination of the ESOP. Effective January 1, 2019, new participants to the ESOP become fully vested upon reaching age 65 rather than age 55. Any unvested shares that are forfeited upon a participant’s termination of employment will be reallocated among the remaining ESOP participants.

Plan participants are entitled to direct the plan trustee on how to vote common stock credited to their accounts. The trustee will vote allocated shares held in the ESOP as instructed by the plan participants and unallocated shares will be voted in the same ratio on any matter as those shares for which instructions are given, subject to the fiduciary responsibilities of the trustee.

Under applicable accounting requirements, compensation expense for a leveraged ESOP is recorded at the fair market value of the ESOP shares when committed to be released to participants’ accounts.

The ESOP must meet certain requirements of the Code and ERISA. Envision Bank has received a favorable determination letter from the Internal Revenue Service regarding the tax-qualified status of the ESOP.

2017 Stock Option and Incentive Plan. The Randolph Bancorp, Inc. 2017 Stock Option and Incentive Plan (the “2017 Plan”) provides the Company the flexibility to grant equity awards to the officers, employees, and non-employee directors of the Company and Envision Bank in order to attract, retain, and motivate the talented and qualified employees necessary for our continued growth and success. The 2017 Plan permits the grant of stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, dividend equivalent rights, performance share awards, and cash-based awards. The maximum number of shares of common stock to be issued under the 2017 Plan totals 821,621, including 234,749 shares that may be issued as restricted stock awards or restricted stock units, and 586,872 shares that may be delivered pursuant to the exercise of stock options. As of December 31, 2021, there were 4,118 shares available for grant as restricted stock awards and 12,331 option awards available. Following the adoption of the Randolph Bancorp, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), no further awards were granted under our 2017 Stock Option and Incentive Plan.

2021 Equity Incentive Plan.  On May 24, 2021, the Company’s shareholders approved the 2021 Plan. The 2021 Plan permits awards to employees and directors in the form of stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards and dividend equivalent rights. The maximum number of shares of common stock to be issued under the 2021 Plan is 100,000, of which 62,250 remained available for grant as restricted stock awards, restricted stock units or performance restricted stock units as of December 31, 2021.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table itemizes the outstanding option awards and stock awards held by our named executive officers on December 31, 2021.

Outstanding Equity Awards at Fiscal Year-End

		Option Awards				Stock Awards
Name	Grant date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1,3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
William Parent	8/13/2021	—	—	—	—	1,875	45,000	5,625	135,000
	8/13/2020	13,000	52,000	11.48	8/13/2030	10,000	240,000	—	—
	4/1/2020	5,883	23,529	8.78	4/1/2030	8,000	192,000	—	—

Lauren Messmore	8/13/2021	—	—	—	—	2,000	48,000	2,000	48,000
	8/13/2020	—	20,000	11.48	8/13/2030	6,000	144,000	—	—
	4/1/2020	—	11,764	8.78	4/1/2030	4,000	96,000	—	—

Ryan Kirwin	8/13/2021	—	—	—	—	2,000	48,000	2,000	48,000
	8/13/2020	3,000	12,000	11.48	8/13/2030	800	19,200	—	—
	2/14/2019	4,000	6,000	15.00	2/14/2029	6,000	144,000	—	—
	10/12/2017	13,000	3,252	14.66	10/11/2027	2,167	52,008	—	—

_________________________

(1)

Shares and options granted on October 12, 2017 are time-based and vest ratably over a five-year period beginning on October 12, 2018. Shares and options granted on February 14, 2019 are time-based and vest ratably over a five-year period beginning on February 14, 2020. Shares and options granted on April 1, 2020 are time-based and vest ratably over a five-year period beginning on April 1, 2021. Shares and options granted on August 13, 2020 are time-based and vest ratably over a five-year period beginning on August 13, 2021. Shares and options granted on August 13, 2021 are time-based and vest ratably over a three-year period beginning on August 13, 2022. Performance stock units granted on August 13, 2021 are performance-based and vest on April 15, 2024 if the Company achieves certain performance targets.

(2)	Based on the closing price of our common stock of $24.00 on December 31, 2021.
(3)

Comprises performance-based restricted stock units which vest to the extent that the Company achieves performance targets during the period beginning on January 1, 2021 and ending on December 31, 2023.

(4)

Assumes that the performance-based restricted stock units vest at 100% of target-level performance and convert to shares valued at $24.00, the closing price of our common stock on December 31, 2021. Actual vesting may occur in a range of 0% to 150% the target level.

Compensation Committee Interlocks and Insider Participation

As of December 31, 2021, the members of the governance committee (which performs compensation committee functions) were Messrs. Joyce, Pierce, Quigley, Trubiano and Welch, each of whom is an independent director. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on the Board or governance committee. No interlocking relationship exists between any member of the Board or governance committee (which performs compensation committee functions) and any executive officer, member of the Board, or member of the compensation committee (or other committee performing equivalent functions) of any other company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. Persons and groups who beneficially own 5% or greater of our common stock are required to file certain reports with the SEC regarding ownership. The following table sets forth, as of December 31, 2021, the shares beneficially owned by each person who was the beneficial owner of 5% or greater of the Company’s common stock, including shares owned by its directors and executive officers.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class Ownership
FJ Capital Management LLC 7901 Jones Branch Dr., Suite 210 McLean, Virginia 22102	542,326 (1)	10.6%

AllianceBernstein L.P. 1345 Avenue of the Americas New York, New York 10105	476,478 (2)	9.3%

Envision Bank Employee Stock Ownership Plan Trust 605 Broadway, LF 41 Saugus, Massachusetts 01906	451,745 (3)	8.8%

_________________________

(1)

FJ Capital Management LLC reported shared voting power with respect to 542,326 shares of the Company’s common stock and shared dispositive power with respect to 542,326 shares of the Company’s common stock on Form 4 filed on October 27, 2021.

(2)

AllianceBernstein L.P. reported sole voting power with respect to 476,478 shares of the Company’s common stock and sole dispositive power with respect to 476,478 shares of the Company’s common stock on a Schedule 13G filed with the SEC on February 14, 2022.

(3)

Reflects shares held in the ESOP. Under the terms of the ESOP, plan participants are entitled to direct the plan trustee on how to vote shares of common stock allocated to their accounts. The trustee will vote shares of common stock allocated to the accounts of plan participants as instructed by the plan participants and will vote unallocated shares of common stock held in the ESOP in the same ratio as allocated shares are voted on each proposal, subject to the fiduciary responsibilities of the trustee.

Security Ownership of Management. The following table sets forth, as of April 22, 2022, certain information concerning the beneficial ownership of our common stock by (i) each of our directors, and the named executive officers and (ii) all executive officers and directors as a group. The number of shares beneficially owned is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity has the right to acquire within 60 days after April 22, 2022 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse). The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name of Beneficial Owner (1)	Common Stock (2)(3)		Options Exercisable Within 60 Days	Total Beneficial Ownership	Percentage of Common Stock Beneficially Owned (4)
Directors:
Daniel M. Joyce	23,885	(5)	14,540	38,425	*
Evelyn C. Kaupp	1,000	(6)	0	1,000	*
William M. Parent	54,298	(7)	24,766	79,064	1.52%
Ronald K. Perry	1,000	(8)	0	1,000	*
Richard C. Pierce, Esq.	34,022	(9)	0	34,022	*
Kenneth K. Quigley, Jr., Esq.	36,753	(10)	14,540	51,293	*
Pamela C. Scott	1,000	(11)	0	1,000	*
Louis J. Trubiano	77,342	(12)	0	77,342	1.49%
James G. Welch	28,687	(13)	7,040	35,727	*
Executive Officers Who Are Not Directors:
Ryan J. Kirwin	25,205	(14)	20,053	45,258	*
Lauren B. Messmore	72,793	(15)	2,941	75,734	1.46%
Richard D. Olson, Jr.	39,430	(16)	9,000	48,430	*
Directors and Executive Officers as a Group	395,415		92,880	488,295	9.26%

_________________________

*	Less than 1%.
(1)	The address for all directors and executive officers is c/o Randolph Bancorp, Inc., 2 Batterymarch Park, Suite 301, Quincy, Massachusetts 02169.
(2)

Does not include 164,976 shares owned by the Envision Bank Foundation, Inc., which shares shall be voted in the same ratio as all other shares voted on each proposal considered by the Company’s shareholders. The directors of the foundation include Messrs. Parent, Pierce, Quigley and Trubiano. The President and Treasurer and Clerk are Mr. Parent and Ms. Messmore, respectively.

(3)	Does not include 356,818 shares held in the ESOP for the benefit of employees of the Company, which have not been allocated to participants’ accounts.
(4)	Based on 5,181,977 shares outstanding as of April 22, 2022 and assumes the exercise of all stock options exercisable within 60 days of such date.
(5)	Includes 7,862 shares held in his IRA, 1,000 shares held in an IRA by his spouse and 9,302 shares of restricted stock awarded under the 2017 Plan and 2021 Plan.
(6)	Includes 1,000 shares of restricted stock awarded under the 2021 Plan.
(7)

Includes 30,964 shares held in his IRA, 22,419 shares awarded as an inducement to accept employment in 2020 (“2020 Inducement Plan”) and awarded under the 2021 Plan, net of shares withheld at vesting, 769 shares held directly and 146 shares held by the ESOP and allocated to his account.

(8)	Includes 1,000 shares of restricted stock awarded under the 2021 Plan.
(9)	Includes 7,930 shares held in his IRA, 1,150 shares held jointly with his spouse, 9,302 shares of restricted stock awarded under the 2017 Plan and 2021 Plan and 15,640 shares held directly.
(10)	Includes 5,000 shares held in his IRA, 9,302 shares of restricted stock awarded under the 2017 Plan and 2021 Plan and 22,451 shares held directly.
(11)	Includes 1,000 shares of restricted stock awarded under the 2021 Plan.
(12)	Includes 53,500 shares held jointly with his spouse, 9,302 shares of restricted stock awarded under the 2017 Plan and 2021 Plan and 14,540 shares held directly.
(13)	Includes 9,302 shares of restricted stock awarded under the 2017 Plan and 2021 Plan and 19,385 shares held directly.
(14)

Includes 100 shares held jointly with his spouse, 20,409 shares of restricted stock awarded under the 2017 Plan and 2021 Plan, net of shares withheld at vesting, 3,197 shares held directly and 1,499 shares held by the ESOP and allocated to his account.

(15)

Includes 5,998 shares held in her IRA, 14,500 shares of restricted stock awarded under the 2020 Inducement Plan and 2021 Plan, 52,149 shares held directly and 146 shares held by the ESOP and allocated to her account.

(16)

Includes 18,748 shares held in his IRA, 12,214 shares of restricted stock awarded under the 2017 Plan and 2021 Plan, net of shares withheld at vesting, 7,000 shares held directly and 1,468 shares held by the ESOP and allocated to his account.

Share Ownership and Retention Policy

The Board has adopted a share ownership and retention policy relating to ownership of our securities by our Chief Executive Officer, all non-employee directors and certain executive officers (the “covered officers”). Subject to the terms of the policy, the Chief Executive Officer is required to acquire over a five-year period and hold shares of our common stock equal to three times his base salary as of a specified measuring date; each non-employee director is required to acquire over a five-year period and hold shares of our common stock equal to three times the annual cash retainer paid to each such non-employee director; and each covered officer is required to acquire over a five-year period and hold shares of our common stock equal to one time his or her base salary as of a specified measuring date. Restricted stock and restricted stock units are included once the vesting conditions have been satisfied, but stock options (regardless of whether they are vested or unvested) are not included in the total number of shares owned by a covered individual for purposes of the share ownership and retention policy.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

The following is a description of transactions, since January 1, 2021, to which we have been a party or will be a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our executive officers or directors, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation, termination, and change in control arrangements, which are described under “Director Compensation” and “Executive Compensation” in Item 12 above.

Loans and Extensions of Credit. The Sarbanes-Oxley Act of 2002 generally prohibits loans to our executive officers and directors. However, the Sarbanes-Oxley Act of 2002 contains a specific exemption from such prohibition for loans by Envision Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to Envision Bank and must not involve more than the normal risk of repayment or present other unfavorable features. There were no loans from Envision Bank or any of its subsidiaries to our directors, executive officers, and their related entities at December 31, 2021.

Other Transactions. Since January 1, 2021, there have been no transactions and there are no currently proposed transactions in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of our executive officers or directors had or will have a direct or indirect material interest.

Director Independence

The NASDAQ listing rules require that independent directors constitute a majority of a listed company’s board of directors. In addition, the NASDAQ listing rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934 (the “Exchange Act”). Under NASDAQ listing rules, a director will only qualify as an “independent director” if, in the opinion of the Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries. In addition to satisfying general independence requirements under the NASDAQ listing rules, a member of a compensation committee of a listed company may not (other than in his or her capacity as a member of the compensation committee, the board of directors, or any other board committee) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries. Additionally, the board of directors of the listed company must consider whether the compensation committee member is an affiliated person of the listed company or any of its subsidiaries and, if so, must determine whether such affiliation would impair the director’s judgment as a member of the compensation committee.

Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family and other relationships, including those relationships described under the section entitled “Transactions with Related Parties,” the Board determined that each of our directors, with the exception of Mr. Parent, is “independent” under the NASDAQ listing rules. Mr. Parent is not considered independent because he currently serves as our President and Chief Executive Officer. The Board also determined that each member of the audit committee and the governance committee (which performs compensation committee and nominating committee functions) satisfies the independence standards for such committees established by the SEC and the NASDAQ listing rules, as applicable. In making these determinations on the independence of our directors, the Board considered the relationships that each such non-employee director has with our Company and all other facts and circumstances the Board deemed relevant in determining independence.

Our independent directors will meet alone in executive session periodically. The purpose of these executive sessions is to promote open and candid discussion among the independent directors.

Item 14. Principal Accounting Fees and Services.

Crowe LLP currently serves as our independent registered public accounting firm, and that firm conducted the audit of our consolidated financial statements for the fiscal year ended December 31, 2021.

Fee Disclosure

Crowe LLP audited the Company’s consolidated financial statements for the years ended December 31, 2021 and 2020. During the years ended December 31, 2021 and December 31, 2020, we paid the following fees to Crowe LLP:

	2021	2020
Audit fees (1)	$272,000	$239,500
Audit-related fees	—	—
All other fees	—	—
Total fees	$272,000	$239,500

_________________________

(1)

Annual audit of consolidated financial statements, U.S. Department of Housing and Urban Development Audit Requirements, reviews of quarterly financial statements, and other services provided by Crowe LLP in connection with statutory and regulatory filings.

Pre-Approval Policies and Procedures of Our Audit Committee

The audit committee has adopted a policy whereby engagement of the independent registered public accounting firm for audit services and for non-audit services shall be pre-approved by the audit committee, subject to the de minimis exception described in Section 10A(i)(1)(B) of the Exchange Act for non-audit services. During 2021, the audit committee pre-approved 100% of the fees paid to Crowe LLP.

The audit committee has considered whether the provision of the services identified under the headings “Audit-related fees” and “All other fees” are compatible with maintaining Crowe LLP’s independence and has determined that provision of such services is consistent with maintaining the principal auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1.	Financial Statements. None.
	2.	Financial Statement Schedules. None.
	3.	Exhibits. The following exhibits set forth in the Exhibit Index are included as part of this Form 10-K/A.

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

 _________________________

*	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANDOLPH BANCORP, INC.
(Registrant)

Date: April 26, 2022	By	/s/ William M. Parent
William M. Parent
Director, President, and Chief Executive Officer (principal executive officer)

Date: April 26, 2022	By	/s/ Lauren B. Messmore
Lauren B. Messmore
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)