Form 10-Q
period 2022-03-31
Randolph Bancorp, Inc.
filed 2022-05-05
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, there were 5,181,977 shares of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

(In thousands except for share data)

	March 31,	December 31,
	2022	2021
Assets
Cash and due from banks	$2,546	$3,501
Interest-bearing deposits	68,526	111,948
Total cash and cash equivalents	71,072	115,449
Securities available for sale, at fair value	48,836	51,666
Loans held for sale, at fair value	22,698	44,766
Loans, net of allowance for loan losses of $6,357 in 2022 and $6,289 in 2021	579,591	544,621
Federal Home Loan Bank of Boston stock, at cost	2,734	2,940
Accrued interest receivable	1,434	1,500
Mortgage servicing rights, net	15,378	15,616
Premises and equipment, net	7,718	7,684
Bank-owned life insurance	8,824	8,784
Other assets	11,999	10,252
Total assets	$770,284	$803,278

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$142,793	$145,666
Interest bearing	481,886	492,481
Total deposits	624,679	638,147
Federal Home Loan Bank of Boston advances	45,000	50,000
Mortgagors' escrow accounts	2,773	2,128
Post-employment benefit obligations	2,064	2,222
Other liabilities	7,290	9,878
Total liabilities	681,806	702,375

Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, no par value; authorized: 1,000,000 shares; issued: none	—	—
Common stock, $.01 par value; authorized: 15,000,000 shares; issued and outstanding: 5,180,670 shares at March 31, 2022 and 5,113,825 shares at December 31, 2021	52	50
Additional paid-in capital	44,904	44,078
Retained earnings	49,042	60,524
ESOP-Unearned compensation	(3,521)	(3,568)
Accumulated other comprehensive income, net of tax	(1,999)	(181)
Total stockholders' equity	88,478	100,903
Total liabilities and stockholders' equity	$770,284	$803,278

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2022	2021
Interest and dividend income:
Loans	$5,467	$5,508
Securities-taxable	216	240
Securities-tax exempt	4	6
Interest-bearing deposits and certificates of deposit	42	7
Total interest and dividend income	5,729	5,761

Interest expense:
Deposits	315	438
Federal Reserve Bank and Federal Home Loan Bank of Boston advances	147	232
Total interest expense	462	670

Net interest income	5,267	5,091
Provision (credit) for loan losses	71	(213)
Net interest income after provision (credit) for loan losses	5,196	5,304

Non-interest income:
Customer service fees	365	367
Gain on loan origination and sale activities, net	1,264	10,993
Mortgage servicing fees, net	348	779
Increase in cash surrender value of life insurance	40	40
Other	175	244
Total non-interest income	2,192	12,423

Non-interest expenses:
Salaries and employee benefits	5,154	8,437
Occupancy and equipment	365	744
Data processing	345	263
Professional fees	1,025	561
Marketing	157	170
FDIC insurance	58	54
Other	1,602	1,722
Total non-interest expenses	8,706	11,951
Income (loss) before income taxes	(1,318)	5,776
Income tax expense (benefit)	(1,083)	1,664
Net income (loss)	$(235)	$4,112

Earnings (loss) per common share
Basic	$(0.05)	$0.81
Diluted	$(0.05)	$0.78
Weighted average shares outstanding
Basic	4,815,325	5,056,165
Diluted	5,014,538	5,254,907

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(235)	$4,112

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	(2,363)	(917)
Related tax effects	542	119
Net-of-tax amount	(1,821)	(798)

Supplemental retirement plan:
Reclassification adjustments (1):
Actuarial losses	11	12
Prior service credits	(8)	(8)
	3	4
Related tax effects	—	—
Net-of-tax amount	3	4
Total other comprehensive income (loss)	(1,818)	(794)
Comprehensive income (loss)	$(2,053)	$3,318

(1)	Amounts are included in other non-interest expenses in the consolidated statements of operations.

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three months ended March 31, 2022 and 2021

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Equity
	(Dollars in thousands)
Balance at December 31, 2020	5,495,514	$54	$50,937	$51,689	$(3,756)	$895	$99,819
Net income	—	—	—	4,112	—	—	4,112
Other comprehensive loss	—	—	—	—	—	(794)	(794)
Stock repurchased	(130,295)	(1)	(2,651)	—	—	—	(2,652)
Share redemption for tax withholdings for restricted stock vesting	(173)	—	(3)	—	—	—	(3)
Stock-based compensation	—	—	283	—	—	—	283
ESOP shares committed to be released	(806)	—	47	—	47	—	94
Balance at March 31, 2021	5,364,240	$53	$48,613	$55,801	$(3,709)	$101	$100,859

Balance at December 31, 2021	5,113,825	$50	$44,078	$60,524	$(3,568)	$(181)	$100,903
Net income (loss)	—	—	—	(235)	—	—	(235)
Dividends paid	—	—	—	(11,247)	—	—	(11,247)
Other comprehensive loss	—	—	—	—	—	(1,818)	(1,818)
Stock repurchased	(58,572)	—	(1,327)	—	—	—	(1,327)
Restricted stock awards forfeited	(704)	—	—	—	—	—	—
Share redemption for tax withholdings for restricted stock vesting	(182)	—	(4)	—	—	—	(4)
Stock-based compensation	—	—	284	—	—	—	284
ESOP shares committed to be released	—	—	65	—	47	—	112
Proceeds from the exercise of options, net	126,303	2	1,808	—	—	—	1,810
Balance at March 31, 2022	5,180,670	$52	$44,904	$49,042	$(3,521)	$(1,999)	$88,478

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(235)	$4,112
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	71	(213)
Loans originated for sale	(109,270)	(487,808)
Net gain on sales of mortgage loans	(1,264)	(10,993)
Proceeds from sales of mortgage loans	131,556	515,419
Net amortization of securities	58	95
Net change in deferred loan costs and fees, and purchase premiums	(75)	339
Depreciation and amortization	181	182
Stock-based compensation	284	283
ESOP expense	112	94
Increase in cash surrender value of life insurance	(40)	(40)
Amortization of mortgage servicing rights	749	840
Increase (decrease) in valuation allowance of mortgage servicing rights	(135)	(421)
Other, net	(3,215)	6,508
Net cash provided by operating activities	18,777	28,397

Cash flows from investing activities:
Securities available for sale:
Purchases	(1,796)	(3,913)
Principal payments on mortgage-backed securities	2,205	4,119
Loan originations, net of principal repayments	(34,054)	(2,900)
Loan purchases	(912)	—
Redemptions of Federal Home Loan Bank of Boston stock	206	—
Purchases of premises and equipment	(216)	(110)
Net cash used in investing activities	(34,567)	(2,804)

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing deposits	(2,873)	21,892
Net increase (decrease) in interest bearing deposits	(10,595)	10,059
Net decrease in Federal Reserve Bank borrowings	—	(11,431)
Repayments of long-term Federal Home Loan Bank of Boston advances	(5,000)	(1,871)
Net increase (decrease) in mortgagors' escrow accounts	645	(414)
Repurchases of common stock	(1,327)	(2,652)
Proceeds from exercise of stock options	1,810	—
Common stock dividends paid	(11,247)	—
Net cash provided by (used in) financing activities	(28,587)	15,583

Net change in cash and cash equivalents	(44,377)	41,176
Cash and cash equivalents at beginning of period	115,449	13,774
Cash and cash equivalents at end of period	$71,072	$54,950
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$512	$794
Income taxes paid	$555	$655
Non-cash item:
Transfer of held for sale loans to portfolio	$—	$5,565
Initial recognition of operating lease at commencement	$—	$1,310

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2022 and 2021

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

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying interim financial statements do not include all information required under GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other interim period.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting requirements. In May 2020, FASB amended the effective date on the new guidance on leases. Previously, the amendments and related new guidance on leases were effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021 for private companies. The new guidance on leases is now effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is still permitted, and the Company adopted the standard during the three months ended March 31, 2021. As of March 31, 2021, the Company held right-of-use assets (“ROUs”) related to operating leases of $1.1 million, and recognized the ROUs in the Company’s Consolidated Balance Sheet in other assets. The corresponding operating lease liability is recognized in the Company’s Consolidated Balance Sheet in other liabilities for $1.1 million.

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

The components of accumulated other comprehensive income (loss), included in total stockholders’ equity, are as follows:

	March 31,	December 31,
	2022	2021
	(In thousands)
Securities available for sale:
Net unrealized gain (loss)	$(2,114)	$249
Tax effect	478	(64)
Net-of-tax amount	(1,636)	185

Supplemental retirement plan
Unrecognized net actuarial loss	(635)	(646)
Unrecognized net prior service credit	214	222
	(421)	(424)
Tax effect	58	58
Net-of-tax amount	(363)	(366)
Accumulated other comprehensive income (loss)	$(1,999)	$(181)

4.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2022

Debt securities:
U.S. Treasury	$12,732	$—	$(687)	$12,045
U.S. Government-sponsored enterprises	1,996	—	(59)	1,937
Corporate	2,501	—	(80)	2,421
Municipal	350	1	—	351
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	21,447	60	(1,031)	20,476
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	8,701	—	(211)	8,490
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	749	—	(22)	727
U.S. Government-guaranteed	2,474	—	(85)	2,389
Total securities available for sale	$50,950	$61	$(2,175)	$48,836

December 31, 2021

Debt securities:
U.S. Treasury	$10,939	$—	$(168)	$10,771
U.S. Government-sponsored enterprises	1,995	—	(17)	1,978
Corporate	2,510	33	(7)	2,536
Municipal	351	2	—	353
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	23,349	324	(194)	23,479
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	8,733	223	—	8,956
U.S. Government-guaranteed	103	—	—	103
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	796	14	—	810
U.S. Government-guaranteed	2,641	39	—	2,680
Total securities available for sale	$51,417	$635	$(386)	$51,666

There were no sales of securities during the three months ended March 31, 2022 and 2021.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2022 are presented below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$2,511	$2,504
After 1 year through 5 years	9,344	8,928
After 5 years through 10 years	5,724	5,322
	17,579	16,754
Mortgage-backed securities	33,371	32,082
	$50,950	$48,836

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
March 31, 2022	(In thousands)
Debt securities:
U.S. Treasury	$(687)	$10,248	$—	$—
U.S. Government-sponsored enterprises	(59)	1,937	—	—
Corporate	(80)	2,420	—	—
Residential mortgage-backed securities
U.S. Government-sponsored enterprises	(1,031)	16,288	—	—
Commercial mortgage-backed securities
U.S. Government-sponsored enterprises	(211)	8,490	—	—
Collateralized mortgage obligations
U.S. Government-sponsored enterprises	(22)	727	—	—
U.S. Government-guaranteed	(85)	2,389	—	—
Total debt securities	$(2,175)	$42,499	$—	$—

December 31, 2021
U.S. Treasury	(168)	10,771	$—	$—
U.S. Government-sponsored enterprises	(17)	1,978	—	—
Corporate	(7)	723	—	—
Residential mortgage-backed securities
U.S. Government-sponsored enterprises	(194)	11,477	—	—
Total debt securities	$(386)	$24,949	$—	$—

At March 31, 2022, 50 debt securities had unrealized losses with aggregate depreciation of 4.87% from the Company’s amortized cost basis. The Company had 17 securities in a loss position at December 31, 2021. The unrealized losses at March 31, 2022 were due to interest rate increases since the date on which they were purchased. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at March 31, 2022.

5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio is as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Real estate loans:
Residential:
One- to four-family	$271,755	$236,364
Home equity loans and lines of credit	58,501	57,295
Commercial	199,255	197,423
Construction	32,544	33,961
	562,055	525,043
Commercial and industrial	15,478	17,242
Consumer	7,267	7,552
Total loans	584,800	549,837
Allowance for loan losses	(6,357)	(6,289)
Net deferred loan costs and fees, and purchase premiums	1,148	1,073
	$579,591	$544,621

The following tables present activity in the allowance for loan losses by loan category for the three months ended March 31, 2022 and 2021, and allocation of the allowance to each category as of March 31, 2022 and December 31, 2021:

	Residential 1-4 Family	Second Mortgages and HELOC	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2022

Allowance at December 31, 2021	$1,093	$462	$3,451	$697	$499	$87	$6,289
Provision (credit) for loan losses	142	(11)	(49)	19	(23)	(7)	71
Loans charged-off	—	—	—	—	—	(4)	(4)
Recoveries	1	—	—	—	—	—	1
Balance at March 31, 2022	$1,236	$451	$3,402	$716	$476	$76	$6,357

Three Months Ended March 31, 2021

Allowance at December 31, 2020	$1,646	$442	$3,402	$751	$416	$127	$6,784
Provision for loan losses	(126)	(17)	(12)	(31)	(15)	(12)	(213)
Loans charged-off	—	—	—	—	—	(10)	(10)
Recoveries	2	—	—	—	—	—	2
Balance at March 31, 2021	$1,522	$425	$3,390	$720	$401	$105	$6,563

Additional information pertaining to the allowance for loan losses at March 31, 2022 and December 31, 2021 is as follows:

	Residential 1-4 Family	Second Mortgages and HELOC	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
March 31, 2022	(In thousands)
Allowance for impaired loans	$80	$—	$—	$—	$—	$—	$80
Allowance for non-impaired loans	1,156	451	3,402	716	476	76	6,277
Total allowance for loan losses	$1,236	$451	$3,402	$716	$476	$76	$6,357
Impaired loans	$3,414	$484	$—	$—	$—	$—	$3,898
Non-impaired loans	268,341	58,017	199,255	32,544	15,478	7,267	580,902
Total loans	$271,755	$58,501	$199,255	$32,544	$15,478	$7,267	$584,800

December 31, 2021
Allowance for impaired loans	$81	$19	$—	$—	$—	$—	$100
Allowance for non-impaired loans	1,012	443	3,451	697	499	87	6,189
Total allowance for loan losses	$1,093	$462	$3,451	$697	$499	$87	$6,289
Impaired loans	$3,255	$603	$—	$—	$—	$—	$3,858
Non-impaired loans	233,109	56,692	197,423	33,961	17,242	7,552	545,979
Total loans	$236,364	$57,295	$197,423	$33,961	$17,242	$7,552	$549,837

The following is a summary of past due and non-accrual loans at March 31, 2022 and December 31, 2021:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Non-accrual Loans
	(In thousands)
March 31, 2022
Residential one- to four-family	$665	$223	$—	$888	$2,299
Home equity loans and lines of credit	172	198	—	370	382
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	15	—	—	15	—
Total	$852	$421	$—	$1,273	$2,681

December 31, 2021
Residential one-to-four family	$701	$193	$—	$894	$2,133
Home equity loans and lines of credit	186	215	—	401	491
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	76	9	—	85	—
Total	$963	$417	$—	$1,380	$2,624

The following is a summary of impaired loans at March 31, 2022 and December 31, 2021:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
March 31, 2022
Impaired loans without a valuation allowance:
Residential one- to four-family	$2,529	$2,541
Home equity loans and lines of credit	478	484
Total	3,007	3,025
Impaired loans with a valuation allowance:
Residential one- to four-family	867	873	$80
Total impaired loans	$3,874	$3,898	$80

December 31, 2021
Impaired loans without a valuation allowance:
Residential one- to four-family	$2,364	$2,377
Home equity loans and lines of credit	479	485
Total	2,843	2,862
Impaired loans with a valuation allowance:
Residential one- to four-family	874	878	81
Home equity loans and lines of credit	108	118	19
Total	982	996	100
Total impaired loans	$3,825	$3,858	$100

Additional information pertaining to impaired loans follows:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Three Months Ended March 31, 2022

Residential one- to four-family	$3,430	$352	$16
Home equity loans and lines of credit	484	21	6
Total	$3,914	$373	$22

Three Months Ended March 31, 2021
Residential one- to four-family	$3,755	$18	$39
Home equity loans and lines of credit	424	—	—
Commercial real estate	5,780	—	—
Total	$9,959	$18	$39

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

	Number of Contracts	TDRs Listed as Accrual	Number of Contracts	TDRs Listed as Non-accrual	Number of Contracts	Total TDRs
	(In thousands)
March 31, 2022
Residential one- to four-family	9	$1,097	3	$918	12	$2,015
Home equity loans and lines of credit	2	96	-	—	2	96
Total	11	$1,193	3	$918	14	$2,111

December 31, 2021
Residential one- to four-family	9	$1,103	3	$919	12	$2,022
Home equity loans and lines of credit	2	97	1	109	3	206
Total	11	1,200	4	$1,028	15	$2,228

For the three months ended March 31, 2022 and 2021, respectively, the Company did not enter into any loan modifications meeting the criteria of a troubled debt restructuring.

Management performs a discounted cash flow calculation to determine the amount of valuation reserve required on each of the troubled debt restructurings. Any reserve required is recorded as part of the allowance for loan losses. During the three months ended March 31, 2022 and 2021, there were no material changes to the allowance for loan losses as a result of loan modifications made which were considered a troubled debt restructuring.

During the three months ended March 31, 2022 and 2021, there were no troubled debt restructurings that defaulted (over 30 days past due) within twelve months of the restructure date.

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

The following table presents the Company’s loans by risk rating at the dates indicated:

	Residential 1-4 Family	Second Mortgages and HELOC	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
	(In thousands)
March 31, 2022
Not Rated	$269,450	$58,121	$—	$—	$—	$7,267	$334,838
Loans rated 1 - 3B (Pass rated)	—	—	187,745	32,544	15,174	—	235,463
Loans rated 4	356	380	7,967	—	304	—	9,007
Loans rated 5	1,949	—	3,543	—	—	—	5,492
	$271,755	$58,501	$199,255	$32,544	$15,478	$7,267	$584,800

December 31, 2021
Not Rated	$234,225	$56,797	$—	$—	$—	$7,552	$298,574
Loans rated 1 - 3B (Pass rated)	—	—	186,774	33,961	16,910	—	237,645
Loans rated 4	361	381	7,106	—	332	—	8,180
Loans rated 5	1,778	117	3,543	—	—	—	5,438
	$236,364	$57,295	$197,423	$33,961	$17,242	$7,552	$549,837

6.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying unaudited consolidated balance sheets. The unpaid principal balances of residential mortgage loans serviced for others were $1.95 billion and $1.98 billion at March 31, 2022 and December 31, 2021, respectively. In connection with these serviced loans, we maintained $16.5 million and $16.6 million of custodial escrow balances at March 31, 2022 and December 31, 2021, respectively.

The following table summarizes the activity relating to mortgage servicing rights (“MSRs”) for the three months ended March 31, 2022 and 2021 (in thousands):

	March 31, 2022	March 31, 2021

Mortgage servicing rights:
Balance at beginning of year	$18,173	$15,372
Additions through originations	377	2,786
Amortization	(749)	(840)
Balance at end of period	$17,801	$17,318

Valuation allowance:
Balance at beginning of year	$2,558	$2,995
Provision (recovery)	(135)	(421)
Balance at end of period	$2,423	$2,574
Amortized cost, net	$15,378	$14,744
Fair value	$16,055	$15,362

During the three months ended March 31, 2022 the Company decreased the valuation allowance for its MSRs by $135,000. During the three months ended March 31, 2021, the Company decreased the valuation allowance for its MSRs by $421,000. Such adjustments to the valuation allowance were due primarily to changes in fair value caused by the impact of changes in interest rates on expected loan prepayments.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of derivative loan commitments was $42,678,000 and $85,887,000 at March 31, 2022 and December 31, 2021, respectively. The fair value of such commitments consisted of assets of $221,000 and $1,364,000 at March 31, 2022 and December 31, 2021, respectively, included in other assets on the consolidated balance sheets and liabilities of $199,000 and $0 at March 31, 2022 and December 31, 2021, respectively, included in other liabilities on the consolidated balance sheets.

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

The Company expects that these forward loan sale commitments and TBA securities will experience changes in fair value that serve to offset the change in fair value of loans held for sale and derivative loan commitments, the degree to which depends on the notional amount of such sale commitments.  The notional amount of forward loan sale commitments and TBA securities was $44,132,000 and $80,407,000 at March 31, 2022 and December 31, 2021, respectively. The fair value of such commitments consisted of liabilities of $13,000 and $84,000 at March 31, 2022 and December 31, 2021, respectively, included in other liabilities in the consolidated balance sheets and assets of $674,000 and $50,000 at March 31, 2022 and December 31, 2021, respectively, included in other assets in the consolidated balance sheets.

8.	EMPLOYEE STOCK OWNERSHIP PLAN

The Bank maintains an Employee Stock Ownership Plan (“ESOP”), which is a tax-qualified retirement plan providing eligible employees the opportunity to own Company stock. The Company made a loan to the ESOP for the purchase of 469,498 shares of its common stock at $10.00 per share in connection with its initial public offering in July 2016. The loan is payable annually over 25 years with interest at the prime rate to be reset each January 1. The loan is secured by the shares which have not yet been allocated to participants. Loan payments are funded by cash contributions from the Bank. Such contributions are allocated to eligible participants based on their compensation, subject to federal tax limits.

Shares are committed to be released on a monthly basis and allocated as of December 31 of each year. The number of shares to be allocated annually is 18,780 through the year 2040. For the three months ended March 31, 2022 and 2021, the Company recognized compensation expense for the ESOP of $112,000 and $94,000, respectively. The fair value of the 352,187 unallocated ESOP shares at March 31, 2022 was $9,301,000.

9.	SHARE REPURCHASE PROGRAM

In October 2021, the Company’s Board of Directors adopted a share repurchase program under which the Company may repurchase up to 10%, or 510,000 shares, of its then outstanding common shares. Repurchases under the program may be made in open market or in privately negotiated transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. Any repurchased shares will be held by the Company as authorized but unissued shares. On January 25, 2022, the Company announced a modification to this program. The modification changes the program so that the Company may purchase up to 62,000 shares, or approximately 1% of the Company’s outstanding stock. As of March 31, 2022, the Company had repurchased 62,000 shares at a cost of $1,402,000 in connection with this program.

10.	EARNINGS (LOSS) PER SHARE

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

The following table sets forth the calculation of the average number of shares outstanding used to calculate the basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Average number of common shares outstanding	5,169,802	5,429,422
Less: Average unallocated ESOP shares	(354,477)	(373,257)
Average number of common shares outstanding used to calculate basic earnings per share	4,815,325	5,056,165
Effect of dilutive stock options	199,213	198,742
Average number of common shares outstanding used to calculate dilutive earnings per share	5,014,538	5,254,907

11.	STOCK-BASED COMPENSATION

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

During the three months ended March 31, 2022 and 2021, the Company made the following grants of options to purchase shares of common stock and used the following assumptions in measuring the fair value of such grants:

	2022	2021
Options granted	—	40,491
Vesting period (years)	—	5
Expiration period (years)	—	10
Expected volatility	—	30.98%
Expected life (years)	—	6.2
Expected dividend yield	—	—
Risk free interest rate	—	0.64%
Option fair value	—	$6.20

A summary of stock option activity for the three months ended March 31, 2022 is presented in the table below:

Options	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2022	599,383	$13.80	8.50	$—
Exercised	(129,437)	14.38
Forfeited	(18,247)	16.26
Balance at March 31, 2022	451,699	$13.53	7.75	$5,817,936
Exercisable at March 31, 2022	177,546	$14.61	7.00	$2,095,529
Unrecognized compensation cost (inclusive of directors' options)	$885,607
Weighted average remaining recognition period (years)	2.13

For the three months ended March 31, 2022 and 2021 stock-based compensation expense applicable to stock options was $93,000 and $142,000, respectively.

Restricted Stock

Shares issued may be either authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will become available for reissuance under the Equity Plan. The fair market value of shares awarded, based on the market price at the date of grant, is amortized over the applicable vesting period. Restricted stock awarded to date has been at no cost to the awardee. The following table presents the activity in restricted stock awards under the Equity Plan for the three months ended March 31, 2022:

	Restricted Stock Awards	Weighted Average Grant Price	Performance-Based Restricted Stock Units(1)	Weighted Average Grant Price	Total Restricted Stock Awards and Performance-Based Restricted Stock Units	Weighted Average Grant Price
Restricted stock awards at January 1, 2022	99,485	$13.93	18,000	$20.15	117,485	$14.89
Vested	(4,614)	14.36	—	—	(4,614)	14.36
Forfeited	(704)	11.48	—	—	(704)	11.48
Restricted stock awards at March 31, 2022	94,167	$13.93	18,000	$20.15	112,167	$14.93
Unrecognized compensation cost	$957,628		$276,944		$1,234,572
Weighted average remaining recognition period (years)	2.39		2.04		2.33

For the three months ended March 31, 2022 and 2021 stock-based compensation expense applicable to restricted stock and performance-based restricted stock units was $191,000 and $125,000, respectively.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Securities – All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.  The securities measured at fair value in Level 1 (none at March 31, 2022 and December 31, 2021) are based on quoted market prices in an active exchange market. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

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

Assets and liabilities recorded at fair value on a recurring basis

Assets and liabilities recorded at fair value on a recurring basis are summarized below.

				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
March 31, 2022
Assets:
Securities available for sale	$—	$48,836	$—	$48,836
Portfolio loans (fair value option)	—	10,177	—	10,177
Loans held for sale (fair value option)	—	22,698	—	22,698
Derivative loan commitments	—	221	—	221
Forward loan sale commitments, including TBAs	—	674	—	674

Liabilities:
Derivative loan commitments	—	199	—	199
Forward loan sale commitments, including TBAs	—	13	—	13

December 31, 2021
Assets:
Securities available for sale	$—	$51,666	$—	$51,666
Portfolio loans (fair value option)	—	13,780	—	13,780
Loans held for sale (fair value option)	—	44,766	—	44,766
Derivative loan commitments	—	1,364	—	1,364
Forward loan sale commitments	—	50	—	50

Liabilities:
Forward loan sale commitments, including TBAs	—	84	—	84

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the three months ended March 31, 2022 and 2021.

Assets recorded at fair value on a non-recurring basis

The Company may also be required, from time to time, to record certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets as of March 31, 2022 and December 31, 2021.

				Period Ended
	March 31, 2022			March 31, 2022
	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In thousands)
Collateral dependent impaired loans	$—	$—	$2,716	$—
Mortgage servicing rights	—	15,378	—	135
	$—	$15,378	$2,716	$135

	December 31, 2021
	Level 1	Level 2	Level 3
	(In thousands)
Collateral dependent impaired loans	$—	$—	$2,551
Mortgage servicing rights	—	15,616	—
	$—	$15,616	$2,551

The Company recorded a decrease in the valuation allowance for its MSRs of $135,000 during the three months ended March 31, 2022. The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of MSRs. The model uses loan prepayment assumptions based on current market conditions and applies a discount rate based on indicated rates of return required by market participants. The decrease in the valuation allowance during the three months ended March 31, 2022 was caused by slower loan prepayment speeds attributable to the increase in interest rates on residential mortgage loans during the period.

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

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2022 and December 31, 2021.

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

	March 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Securities available for sale	48,836	48,836	—	48,836	—
Loans held for sale	22,698	22,698	—	22,698	—
Loans, net	579,591	569,377	—	—	569,377
Derivative assets	895	895	—	895	—

Financial liabilities:
Deposits	$624,679	$624,762	$—	$624,762	$—
FHLBB advances	45,000	44,378	—	44,378	—
Derivative liabilities	212	212	—	212	—

	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Securities available for sale	51,666	51,666	—	51,666	—
Loans held for sale	44,766	44,766	—	44,766	—
Loans, net	544,621	549,674	—	—	549,674
Derivative assets	1,414	1,414	—	1,414	—

Financial liabilities:
Deposits	$638,147	637,538	$—	$637,538	$—
FHLBB advances	50,000	50,001		50,001
Derivative liabilities	84	84	—	84	—

13.	COMMITMENTS AND CONTINGENCIES

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

The following financial instruments were outstanding, at the dates indicated, whose contract amounts represent credit risk:

	March 31, 2022	December 31, 2021
	(In thousands)
Commitments to originate loans	$85,463	$107,889
Unused lines and letters of credit	75,823	79,012
Unadvanced funds on construction loans	13,895	13,879
Overdraft lines of credit	7,787	7,967

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

14.	SEGMENT INFORMATION

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

Segment information as of and for the three months ended March 31, 2022 follows:

	For the Three Months Ended March 31, 2022
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$5,011	$256	$5,267
Provision for loan losses	71	—	71
Net interest income after provision for loan losses	4,940	256	5,196

Non-interest income:
Customer service fees	355	10	365
Gain on loan origination and sale activities, net (1)	—	1,991	1,991
Mortgage servicing fees, net	(205)	553	348
Other	99	116	215
Total non-interest income	249	2,670	2,919

Non-interest expenses:
Salaries and employee benefits	1,935	3,219	5,154
Occupancy and equipment	512	(147)	365
Other non-interest expenses	1,911	1,276	3,187
Total non-interest expenses	4,358	4,348	8,706

Income (loss) before income taxes and elimination of inter-segment profit	$831	$(1,422)	(591)

Elimination of inter-segment profit			(727)
Income (loss) before income taxes (benefit)			(1,318)
Income tax expense (benefit)			(1,083)
Net income (loss)			$(235)
Total assets, March 31, 2022	$702,326	$67,958	$770,284
(1)	Before elimination of inter-segment profit.

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.
2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for home equity line of credit (“HELOC”) originations. This income for the three months ended March 31, 2022 totaled $727,000.

3.

Loan servicing fees are charged to EB by EM based on the number of residential mortgage loans held in portfolio at a rate of 0.25% per annum and amounted to $205,000 for the three months ended March 31, 2022.

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

15.	DEPOSITS

A summary of deposit balances, by type is as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Demand deposits	$142,794	$145,666
NOW accounts	53,329	53,996
Money market deposits	92,769	90,544
Regular and other savings accounts	196,145	191,712
Brokered deposits	3,072	10,061
Total non-certificate accounts	488,109	491,979
Term certificates less than $250,000	84,258	85,877
Term certificates of $250,000 or more	22,256	20,235
Term certificates - brokered	30,056	40,056
Total certificate accounts	136,570	146,168
	624,679	638,147

16.	BORROWINGS

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (the “FHLB”). Maturities of advances from the FHLB as of March 31, 2022 are summarized as follows:

March 31, 2022
(In thousands)
2022	$—
2023	5,000
2024	—
2025	40,000
45,000

Borrowings from the FHLB, which aggregated $45.0 million at March 31, 2022, are secured by blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial loans and qualified mortgage-backed government securities. The interest rates on FHLB advances ranged from 0.45% to 1.49%, and the weighted average interest rate on FHLB advances was 1.28% at March 31, 2022. All FHLB borrowings at March 31, 2022 are long-term with an original maturity of more than one year.

17.	MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various capital requirements administered by the federal banking agencies. Capital adequacy guidelines and prompt corrective actions regulations involve qualitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgment by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Bank on January 1, 2015. Under BASEL III, community banking institutions must maintain a capital conservation buffer of common equity tier I capital in an amount greater than 2.5% of total risk weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following tables) of total, Tier 1 capital and common equity Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets (all as defined). Management believes, as of March 31, 2022 and December 31, 2021, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2022, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier

1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual and minimum capital amounts and ratios, exclusive of the capital conservation buffer, are presented in the following table:

					Minimum
					To Be Well
			For Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2022
Total capital (to risk weighted assets)	$89,621	15.4%	$46,423	8.0%	$58,029	10.0%
Tier 1 capital (to risk weighted assets)	82,471	14.2	34,817	6.0	46,423	8.0
Common equity Tier 1 capital (to risk weighted assets)	82,471	14.2	26,113	4.5	37,719	6.5
Tier 1 capital (to average assets)	82,471	10.5	31,449	4.0	39,311	5.0
December 31, 2021
Total capital (to risk weighted assets)	$100,180	17.4%	$45,956	8.0%	$57,445	10.0%
Tier 1 capital (to risk weighted assets)	93,288	16.2	34,467	6.0	45,956	8.0
Common equity Tier 1 capital (to risk weighted assets)	93,288	16.2	25,850	4.5	37,339	6.5
Tier 1 capital (to average assets)	93,288	12.3	30,355	4.0	37,943	5.0

18.	LEASES

The Company recognized ROUs and operating lease liabilities totaling $1.8 million at March 31, 2022 and December 31, 2021, respectively. The ROU is recognized in other assets on the Company’s Consolidated Balance Sheet and operating lease liabilities are recognized in other liabilities on the Company’s Consolidated Balance Sheet. At March 31, 2022, the Company had entered in 9 noncancelable operating lease agreements for office space and branch locations, several of which contain renewal options to extend lease payments for a period of 1 to 10 years. The Company had no financing leases outstanding and no leases with residual value guarantees.

The Company’s operating lease cost was $170,000 and $245,000 for the three months ended March 31, 2022 and 2021, respectively. The weighted average remaining lease term for operating leases was 4.4 years and 4.5 years at March 31, 2022 and December 31, 2021, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 1.95% and 1.99% at March 31, 2022 and December 31, 2021, respectively.

The following table sets forth the undiscounted cash flows of base rent related to operating leases at March 31, 2022 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability.

March 31, 2022
(In thousands)
2022	$514
2023	486
2024	344
2025	256
2026	226
2027	96
Thereafter	—
Total minimum lease payments	1,922
Less: amount representing interest	(80)
Present value of future minimum lease payments	1,842

19.	MORTGAGE BANKING INCOME

The components of gain on loan origination and sale activities and mortgage servicing fees for the three months ended March 31, 2022 and 2021 are as follows:

	For the Three Months Ended March 31,
	2022	2021
	(In thousands)
Gain on loan origination and sale activities, net
Gain on sale of mortgage loans and realized gain from derivative financial instruments, net	$3,093	$15,876
Net change in fair value of loans held for sale and portfolio loans accounted for at fair value	(1,559)	(3,816)
Capitalized residential mortgage loan servicing rights	377	2,797
Net change in fair value of derivative loan commitments and forward loan sale commitments	(647)	(3,864)
Gain on loan origination and sales activities, net	$1,264	$10,993

Mortgage servicing fees, net
Residential mortgage loan servicing fees	$1,277	$1,170
Amortization of residential mortgage loan servicing rights	(749)	(812)
Release (provision) to the valuation allowance of mortgage loan servicing rights	135	421
Sub-servicer expenses (1)	(315)	—
Mortgage servicing fees, net	$348	$779
Total gain on loan origination and sales activities and mortgage servicing fees, net	$1,612	$11,772
(1)

Sub-servicer expenses were first incurred during the third quarter of 2021, due to the conversion of the Company’s mortgage loan servicing portfolio. Previously, all expenses related to servicing mortgage loans serviced for others were included in non-interest expenses.

20.	PROPOSED TRANSACTION WITH HOMETOWN FINANCIAL GROUP, INC.

On March 28, 2022, the Company entered into an Agreement and Plan of Merger (the “merger agreement”) with Hometown Financial Group, MHC (the “MHC”), Hometown Financial Group, Inc. (“Hometown”), and Hometown Financial Acquisition Corp. (“Merger Sub”). Pursuant to the merger agreement, Merger Sub will be merged with and into the Company, with the Company as the surviving corporation (the “merger”). Immediately after the Merger, the Company will be merged with and into Hometown as the surviving corporation (the “second step merger”). Immediately following the second step merger, the Bank will merge with and into Abington Bank, the wholly-owned subsidiary of Hometown, with Abington Bank as the surviving entity. The consummation of the merger is subject to customary closing conditions, including receipt of regulatory approvals and approval by shareholders. The merger is expected to be completed in the fourth quarter of 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help investors understand the financial performance of Randolph Bancorp, Inc. and its subsidiary, Envision Bank, through a discussion of the factors affecting its financial condition at March 31, 2022 and December 31, 2021, and its results of operations for the three month periods ended March 31, 2022 and 2021. This section should be read in conjunction with the unaudited consolidated financial statements of Randolph Bancorp, Inc. and notes thereto that appear elsewhere in this Quarterly Report. For the purpose of this Quarterly Report, the terms the “Company” “we,” “our,” and “us” refer to Randolph Bancorp, Inc. and its subsidiary unless the context indicates another meaning.

Proposed Transaction with Hometown Financial Group, Inc.

On March 28, 2022, the Company entered into an Agreement and Plan of Merger (the “merger agreement”) with Hometown Financial Group, MHC (the “MHC”), Hometown Financial Group, Inc. (“Hometown”), and Hometown Financial Acquisition Corp. (“Merger Sub”). Pursuant to the merger agreement, Merger Sub will be merged with and into the Company, with the Company as the surviving corporation (the “merger”). Immediately after the Merger, the Company will be merged with and into Hometown as the surviving corporation (the “second step merger”). Immediately following the second step merger, the Bank will merge with and into Abington Bank, the wholly-owned subsidiary of Hometown, with Abington Bank as the surviving entity. The consummation of the merger is subject to customary closing conditions, including receipt of regulatory approvals and approval by shareholders. The merger is expected to be completed in the fourth quarter of 2022.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain current assumptions, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with these safe harbor provisions. You should read statements that contain these words carefully because they discuss the relevant company’s future expectations, contain projections of the relevant company’s future results of operations or financial condition, or state other “forward-looking” information.

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; failure of the parties to satisfy the conditions to complete the proposed merger in a timely manner or at all; failure of the shareholders of the Company to approve the merger agreement; the risk that the merger agreement may be terminated in certain circumstances; the outcome of any legal proceedings that may be instituted against the Company and/or others related to the merger agreement or the merger; failure to obtain government approvals or the imposition of adverse regulatory conditions in connection with such approvals; disruptions to the parties’ businesses as a result of the announcement and pendency of the merger; changes in general national or regional economic conditions; changes in loan default and charge-off rates; changes in the financial performance and/or condition of borrowers; changes in customer borrowing and savings habits; changes in interest rates; changes in regulations applicable to the financial services industry; changes in accounting or regulatory guidance applicable to banks and the other risks and uncertainties detailed in our Annual Report on Form 10-K and updated in this Quarterly Report on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

Critical Accounting Policies

Certain of our accounting policies are important to the presentation of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our significant accounting policies are discussed in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission.

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

In 2014, we established a 100% valuation allowance for our net deferred tax assets after completing an assessment of our recent operating results, including significant non-recurring items, and projected operating results. This assessment led us to conclude that it was more likely than not that we would be unable to realize our deferred tax assets. In performing subsequent assessments through 2019, management concluded that no significant changes in the key factors affecting the realizability of our deferred tax assets had occurred and that a valuation allowance for all deferred tax assets should be maintained. After incurring losses in four of the seven previous years, the Company had net income of $9.6 million and $19.9 million in 2021 and 2020, respectively. During 2021, management concluded that the previous 100% valuation allowance for deferred tax assets was no longer needed. There was no valuation allowance as of March 31, 2022 and December 31, 2021.

We do not have any uncertain tax positions at March 31, 2022 and December 31, 2021 which require accrual or disclosure. We record interest and penalties as part of income tax expense. Interest and penalties recorded for the three months ended March 31, 2022 and 2021 were not significant.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Total Assets. Total assets decreased $33.0 million to $770.3 million at March 31, 2022 from $803.3 million at December 31, 2021, primarily as a result of a decrease in loans held for sale of $22.1 million and a decrease in cash and cash equivalents of $44.4 million, partially offset by net loan growth of $35.0 million. The decrease in loans held for sale is the result of declining mortgage banking activity during the first quarter of 2022. The decrease in cash and cash equivalents was the result of an $11.2 million dividend paid during the quarter and decreases in brokered deposits and FHLBB advances of $17.0 million, and $5.0 million, respectively. Net loan growth was mainly the result of one-to four-family residential loan growth of $35.4 million.

Loans Held for Sale. We are actively involved in the secondary mortgage market and historically sell most of our residential first mortgage loan production to investors. At March 31, 2022, loans held for sale totaled $22.7 million compared to $44.8 million at December 31, 2021. Proceeds from sales of mortgage loans totaled $131.6 million in the three months ended March 31, 2022. Increasing mortgage rates available during the first three months of 2022 negatively impacted loan refinancing activity, which comprised 51% of residential mortgage loan originations in the first quarter of 2022 compared to 80% in the first quarter of 2021.

Net Loans. Net loans increased $35.0 million to $579.6 million at March 31, 2022 from $544.6 million at December 31, 2021, primarily as a result of increases in residential and commercial real estate loans, where we have focused our originations in the first quarter of 2022, partially offset by decreases in commercial and industrial, consumer and construction loans, where loan repayments have not been offset by increased loan originations or purchases.

Investment Securities. Investment securities, all of which are classified as available for sale, decreased $2.8 million to $48.8 million at March 31, 2022 from $51.7 million at December 31, 2021, primarily due to principal payments on mortgage-backed securities and a decline in the fair value of securities attributable to an increase in longer-term interest rates, partially offset by purchases of U.S. Treasury securities in first quarter of 2022. At March 31, 2022, investments, a primary source of liquidity, represented 6.3% of total assets.

Mortgage Servicing Rights. MSRs decreased $238,000 to $15.4 million at March 31, 2022 from $15.6 million at December 31, 2021. The principal reason for the decrease was amortization in excess of the pace of the origination of new MSRs, partially offset by the recognition of a positive valuation adjustment of $135,000, given expectations of lower mortgage loan prepayments in the rising interest rate environment. At March 31, 2022, the Company serviced $1.95 billion of mortgage loans for others, a decrease of $23.7 million from $1.98 billion at December 31, 2021. The average value of MSRs at March 31, 2022 was 82 basis points, a decrease of 1 basis point from the average value of 83 basis points at December 31, 2021.

Deposits. Deposits decreased $13.5 million, or 2.1%, to $624.7 million at March 31, 2022 from $638.1 million at December 31, 2021. During this period, brokered deposits decreased by $17.0 million, or 33.9%, which was partially offset by growth in savings and money market accounts of $4.4 million and $2.2 million, respectively. Driving the decrease in brokered deposits was scheduled maturities of time deposits.

FHLBB Advances. FHLBB advances decreased by $5.0 million to $45.0 million at March 31, 2022, from $50.0 million at December 31, 2021, as the Company’s deposit gathering activities have reduced the reliance on wholesale funding.

Stockholders’ Equity. Stockholders’ equity decreased $12.4 million to $88.5 million at March 31, 2022 compared to $100.9 million at December 31, 2021. The decrease reflects a net loss of $235,000 during the quarter, dividends of $11.2 million, $1.8 million in accumulated other comprehensive loss, net of taxes, as a result of increasing interest rates on available for sale securities, and share repurchases of $1.3 million, partially offset by proceeds from the exercise of options of $1.8 million and stock-based compensation of $284,000.

Comparison of Operating Results for the Three Months Ended March 31, 2022 and 2021

General. The Company recognized a net loss of $235,000, or $0.05 per diluted share, for the three months ended March 31, 2022 compared to net income of $4.1 million, or $0.78 per diluted share, for the three months ended March 31, 2021. The worsening in operating results in the first quarter of 2022 compared to the prior year period was primarily attributable to a decline in net gain on loan origination and sale activities and the absence of a credit for loan losses, partially offset by decreases in non-interest expenses and the recognition of an income tax benefit in the first quarter of 2022.

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

	For the Three Months Ended March 31,
	2022			2021
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate(7)	Balance	Paid	Rate(7)
Interest-earning assets:
Loans (1)	$586,241	$5,467	3.78%	$594,021	$5,508	3.76%
Investment securities (2) (3)	52,930	221	1.69%	57,818	247	1.73%
Interest-earning deposits	107,866	42	0.16%	35,492	7	0.08%
Total interest-earning assets	747,037	5,730	3.11%	687,331	5,762	3.40%
Noninterest-earning assets	41,939			42,045
Total assets	$788,976			$729,376
Interest-bearing liabilities:
Savings accounts	194,120	72	0.15%	190,313	98	0.21%
NOW accounts	62,039	43	0.28%	69,511	48	0.28%
Money market accounts	93,174	36	0.16%	75,994	54	0.29%
Term certificates	143,320	164	0.46%	96,978	238	1.00%
Total interest-bearing deposits	492,653	315	0.26%	432,796	438	0.41%
FHLBB and FRB advances	48,333	147	1.23%	70,857	232	1.33%
Total interest-bearing liabilities	540,986	462	0.35%	503,653	670	0.54%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	140,454			106,929
Other noninterest-bearing liabilities	11,559			15,375
Total liabilities	692,999			625,957
Total stockholders' equity	95,977			103,419
Total liabilities and stockholders' equity	$788,976			$729,376
Net interest income		$5,268			$5,092
Interest rate spread(4)			2.76%			2.86%
Net interest-earning assets(5)	$206,051			$183,678
Net interest margin(6)			2.86%			3.00%

Ratio of interest-earning assets to interest- bearing liabilities	138.09%			136.47%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available for sale, FHLBB stock and investment in a correspondent bank.
(3)	Includes tax equivalent adjustments for municipal securities, based on an effective tax rate of 21% of $1,000 and $1,000 for the three months ended March 31, 2022 and 2021, respectively.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

(7)    During the fourth quarter of 2021, the Company changed the yield calculation method from “30/360” to the “Actual/Actual” method. Management believes that the “Actual/Actual” method provides a more consistent and relevant metric for yield performance comparisons.

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

	Three Months Ended March 31, 2022
	Compared to
	Three Months Ended March 31, 2021
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$(31)	$(10)	$(41)
Investment securities	(17)	(9)	(26)
Interest-earning deposits	5	30	35
Total interest-earning assets	(43)	11	(32)
Interest-bearing liabilities:
Savings accounts	2	(28)	(26)
NOW accounts	(4)	(1)	(5)
Money market accounts	10	(28)	(18)
Term certificates	86	(160)	(74)
Total interest-bearing deposits	94	(217)	(123)
FHLBB and FRB advances	(66)	(19)	(85)
Total interest-bearing liabilities	28	(236)	(208)
Change in net interest income	$(71)	$247	$176

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, decreased $32,000, or 0.6%, to $5.7 million for the three months ended March 31, 2022 compared to $5.8 million for the three months ended March 31, 2021. This decrease was due to a decrease in the average balance of loans and investment securities, partially offset by the interest rate paid on interest-earning deposits. The yield on interest-earning assets decreased 29 basis points to 3.11% in the first quarter of 2022 from 3.40% in the same quarter of the prior year due principally to a declining contribution from residential mortgages.

Interest Expense. Interest expense decreased $208,000, or 31.0%, to $462,000 for the three months ended March 31, 2022 compared to $670,000 for the three months ended March 31, 2021. This decrease resulted from a 19 basis point decrease in the cost of funds to 0.35%, which was partially offset by an increase in the average balance of term certificates. The decrease in cost of funds was principally due to a downward pricing of deposits and a change in composition of interest bearing liabilities, with more deposits and fewer borrowings during the quarter.

Net Interest Income. Net interest income, inclusive of tax equivalent adjustments on municipal securities, increased $176,000, or 3.5%, to $5.3 million for the three months ended March 31, 2022 compared to $5.1 million for the three months ended March 31, 2021. This increase was primarily due to a decrease in deposit costs, complemented by a decline in the balance of FHLBB and FRB advances. The average balance of FHLBB and FRB advances in the first quarter of 2022 decreased $22.5 million, or 31.8%, from the prior year quarter and the average balance of lower cost interest bearing deposits increased $55.9 million, or 13.8%, from the prior year quarter, contributing to a 19 basis point decrease in the cost of interest-bearing liabilities.

Provision for Loan Losses. The Company recognized a provision for loan losses of $71,000 for the quarter ended March 31, 2022 compared to a credit for loan losses of $213,000 for the quarter ended March 31, 2021. The provision in the quarter ended March 31, 2022 was driven by loan growth. The credit in the quarter ended March 31, 2021 was driven by changes in the qualitative factors related to the impact of the COVID-19 pandemic and the economic environment used in the Company’s calculation of the allowance for loan losses.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities decreased $9.7 million, or 88.5%, to $1.3 million for the three months ended March 31, 2022 compared to $11.0 million for the three months ended March 31, 2021. The higher mortgage rates offered during the first quarter of 2022 negatively impacted loan refinancing activity, which comprised 51% of loan production of $109.3 million in the first quarter of 2022, compared to 80% in the prior year quarter. Accordingly, loan sales proceeds decreased by 74.5% to $131.6 million in the first quarter of 2022 compared to $515.4 million in the prior year period.

Other Non-interest Income. Excluding the net gain on loan origination and sale activities, non-interest income was $928,000 in the three months ended March 31, 2022, compared to non-interest income of $1.4 million during the three months ended March 31, 2021. The $502,000 decrease between periods was mainly attributed to a positive adjustment of $135,000 to the valuation allowance for MSRs which was recognized in the quarter ended March 31, 2022 as loan prepayment speeds were adjusted lower to reflect the impact of higher interest rates, compared to a $421,000 positive adjustment to the valuation allowance recognized in the prior year quarter.

Non-interest Expenses. Non-interest expenses decreased $3.2 million, or 27.2%, to $8.7 million for the three months ended March 31, 2022, from $12.0 million for the three months ended March 31, 2021.

Salaries and employee benefits decreased $3.3 million to $5.2 million in the first quarter of 2022 from $8.4 million in the first quarter of 2021. The decrease is principally due to a decline in commissions of $3.8 million, primarily attributed to declining residential loan production.

Occupancy and equipment expenses decreased $379,000, or 50.9%, to $365,000 in the first quarter of 2022 compared to $744,000 in the first quarter of 2021. This decrease was related to a $290,000 cease use liability reversal during the first quarter of 2022 and due to the decreases in the Company’s overall space footprint.

Professional fees increased $464,000 in the first quarter of 2022 over the prior year period, primarily related to legal fees and merger and acquisition related expenses.

Other non-interest expenses decreased $120,000, or 7.0% to $1.6 million for the first quarter of 2022 from $1.7 million in the first quarter of 2021, because of lower costs related to declining levels of mortgage loan production.

Income Tax Expense (Benefit). An income tax benefit of $1.1 million for the three months ended March 31, 2022 resulted from pre-tax losses generated during the quarter, in addition to a high amount of non-qualified stock option exercises.

Comparison of Segment Results for the Three Months Ended March 31, 2022 and 2021

The following table presents a comparison of the results of operations for each segment before income taxes and elimination of inter-segment profit, and the changes in those results, for the three months ended March 31, 2022 and 2021.

	Envision Bank				Envision Mortgage
	Three Months Ended March 31,		Increase (Decrease)		Three Months Ended March 31,		Increase (Decrease)
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
	(in thousands)
Net interest income	$5,011	$4,201	$810	19.3%	$256	$890	$(634)	(71.2)%
Provision (credit) for loan losses	71	(213)	284	(133.3)	—	—	—	—
Net interest income
after provision for loan losses	4,940	4,414	526	11.9	256	890	(634)	(71.2)

Non-interest income:
Customer service fees	355	340	15	4.4	10	27	(17)	(63.0)
Gain on loan origination
and sale activities, net (1)	—	—	—	—	1,991	11,674	(9,683)	(82.9)
Mortgage servicing fees, net	(205)	(94)	(111)	118.1	553	873	(320)	(36.7)
Other	99	151	(52)	(34.4)	116	133	(17)	(12.8)
Total non-interest income	249	397	(148)	(37.3)	2,670	12,707	(10,037)	(79.0)

Non-interest expenses:
Salaries and employee benefits	1,935	1,802	133	7.4	3,219	6,635	(3,416)	(51.5)
Occupancy and equipment	512	443	69	15.6	(147)	301	(448)	(148.8)
Other non-interest expenses	1,911	1,087	824	75.8	1,276	1,683	(407)	(24.2)
Total non-interest expenses	4,358	3,332	1,026	30.8	4,348	8,619	(4,271)	(49.6)
Income (loss) before income taxes and
elimination of inter-segment profit	$831	$1,479	$(648)	(43.8)%	$(1,422)	$4,978	$(6,400)	(128.6)%

Total Assets at March 31, 2022	$702,326				$67,958
Total Assets at December 31, 2021	708,631				94,647
Increase (decrease)	$(6,305)				$(26,689)

(1)	Before elimination of inter-segment profit.

Envision Bank Segment

The Envision Bank segment had income before income taxes and elimination of inter-segment profit of $831,000 for the three months ended March 31, 2022 compared to $1.5 million for the three months ended March 31, 2021. The decrease in operating results between periods of $648,000 was mainly driven by merger expenses of $588,000 during the first quarter of 2022 and a $284,000 variation in the provision for loan losses.

Net interest income increased by $810,000, or 19.3%, as a result of a decrease in deposit rates that generated a 19 basis point decrease in the cost of funds in the first quarter of 2022, compared to the first quarter of 2021. The Company recognized a provision for loan losses of $71,000 for the quarter ended March 31, 2022 compared to a credit for loan losses of $213,000 in the prior year quarter.

Total assets attributable to the Envision Bank segment decreased $6.3 million, or 0.9%, to $702.3 million at March 31, 2022 from $708.6 million at December 31, 2021. This decrease was principally due to decreases in cash and cash equivalents, partially offset by loan growth.

Envision Mortgage Segment

The Envision Mortgage segment had a loss before income taxes and elimination of inter-segment profit of $1.4 million for the three months ended March 31, 2022 compared to income of $5.0 million for the three months ended March 31, 2021. This decrease of $6.4 million in operating results occurred as a result of a decrease of $9.7 million, or 82.9%, in net gains on loan origination and sale activities.

The net gain on loan origination and sale activities, the principal source of revenue for Envision Mortgage, decreased $9.7 million to $2.0 million in the first quarter of 2022 from $11.7 million in the first quarter of 2021, driven by declines in overall mortgage loan production, primarily related to refinancing activity due to the rising rate environment.

Net interest income decreased $634,000, or 71.2%, to $256,000 in the first quarter of 2022 compared to $890,000 in the first quarter of 2021. This was primarily due to a decrease in the average balance of loans held for sale in the 2022 period.

Mortgage servicing fee income decreased $320,000 between periods largely due to a $286,000 decrease in the positive adjustment to the valuation allowance for MSRs in the 2022 period, as compared to the 2021 period.

Non-interest expenses of Envision Mortgage decreased $4.3 million, or 49.6%, to $4.3 million in the first quarter of 2022 from $8.6 million in the first quarter of 2021. This decrease is primarily due to a decline of $3.4 million, or 51.5%, in salaries and employee benefits, largely related to decreased loan production volume and staffing reductions completed during the first quarter of 2022, partially offset by severance expenses.

Occupancy and equipment decreased $448,000 as a result of a decrease in the residential lending footprint and a $290,000 reversal of a cease use liability during the first quarter of 2022. Other non-interest expenses decreased $407,000, or 24.2%, to $1.3 million in the first quarter of 2022 from $1.7 million in the first quarter of 2021. This decrease is mainly due to volume-related cost decreases associated with declining residential mortgage loan production.

Total assets attributable to the Envision Mortgage segment were $68.0 million at March 31, 2022, compared to total assets of $94.6 million at December 31, 2021. This decrease is primarily related to a decrease in loans held for sale.

Asset Quality

Nonperforming Assets. The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated.

	March 31, 2022	December 31, 2021
Nonaccrual loans:	(In thousands)
Real estate loans:
One- to four-family residential	$2,299	$2,133
Home equity loans and lines of credit	382	491
Total nonaccrual loans	2,681	2,624
Delinquent loans (>90 days) accruing interest	—	—
Total non-performing loans	2,681	2,624
Other real estate owned	—	—
Total nonperforming assets	$2,681	$2,624
Performing troubled debt restructurings	1,193	1,200
Total nonperforming assets and performing troubled debt restructurings	$3,874	$3,824

Total nonperforming loans to total loans(1)	0.46%	0.48%
Total nonperforming assets to total assets	0.35%	0.33%
Total nonperforming assets and performing troubled debt restructurings to total assets	0.50%	0.48%

(1)Total loans exclude loans held for sale but include net deferred loan costs and fees.

Interest income that would have been recorded for the three months ended March 31, 2022 had nonaccruing loans been current according to their original terms amounted to $373,000. Income related to nonaccrual loans included in interest income for the three months ended March 31, 2022 amounted to $27,000.

Classified Loans.  The following table shows the aggregate amounts of our regulatory classified loans at the dates indicated.

	March 31, 2022	December 31, 2021
	(In thousands)
Classified assets:
Substandard	$5,492	$5,438
Doubtful	—	—
Loss	—	—
Total classified assets	$5,492	$5,438
Special mention	$9,007	$8,180

Assets that do not expose the Company to risk sufficient to warrant classified loan status, but which possess potential weaknesses that deserve close attention, are designated as special mention. As of March 31, 2022, there were $9.0 million of assets designated as special mention compared to $8.2 million at December 31, 2021.

Allowance for Loan Losses. The following table sets forth the breakdown of the allowance loan losses by loan category at the dates indicated.

	March 31, 2022			December 31, 2021
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$1,236	19.44%	46.47%	$1,093	17.38%	42.99%
Commercial	3,402	53.52%	34.07%	3,451	54.87%	35.91%
Home equity loans and lines of credit	451	7.09%	10.00%	462	7.35%	10.42%
Construction	716	11.26%	5.56%	697	11.08%	6.18%
Commercial and industrial loans	476	7.49%	2.65%	499	7.93%	3.14%
Consumer loans	76	1.20%	1.25%	87	1.39%	1.36%
Total	$6,357	100.00%	100.00%	$6,289	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	March 31,
	2022	2021
	(In thousands)
Allowance at beginning of period	$6,289	$6,784
Provision (credit) for loan losses	71	(213)
Charge offs:
Consumer loans	(4)	(10)
Total charge-offs	(4)	(10)

Recoveries:
Real estate loans:
One- to four-family residential	1	2
Total recoveries	1	2
Net charge-offs	(3)	(8)
Allowance at end of period	$6,357	$6,563
Total loans outstanding(1)	$584,800	$489,546
Average loans outstanding	$586,241	$516,330
Allowance for loan losses as a percent of total loans outstanding(1)	1.09%	1.32%
Net loans charged off as a percent of average loans outstanding(2)	0.00%	0.01%
Allowance for loan losses to nonperforming loans	237.11%	78.99%

(1)	Total loans exclude loans held for sale.

(2)	Annualized.

Liquidity and Capital Resources

At March 31, 2022, we had $45.0 million of FHLBB advances outstanding. At that date, we had the ability to borrow up to an additional $98.8 million from the FHLBB under a blanket pledge agreement, $4.2 million and $2.0 million under available lines of credit with the FHLBB and Federal Reserve Bank of Boston, respectively, and $12.5 million under an unsecured line of credit with a correspondent bank.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2022, cash and cash equivalents totaled $71.1 million.

Financing activities consist primarily of activity in deposit accounts and borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Deposits decreased $13.5 million, or 2.1%, to $624.7 million at March 31, 2022 from $638.1 million at December 31, 2021. During this period, brokered deposits, which management considers to be a source of wholesale funding and an alternative to FHLBB advances, decreased $17.0 million. FHLBB advances decreased $5.0 million to $45.0 million at March 31, 2022 from $50.0 million at December 31, 2021. Brokered deposits, FHLBB advances and listing service deposits make up the Bank’s wholesale funding which management targets at a limit of 25% of assets. At March 31, 2022, wholesale funding amounted to $107.5 million, or 14.0% of total assets.

At March 31, 2022, we had $85.5 million in loan commitments outstanding, including $42.7 million related to loans to be sold in the secondary mortgage market and to other financial institutions. In addition to commitments to originate loans, we had $75.8 million in unused lines and letters of credit to borrowers and $13.9 million in undisbursed construction loans. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2022 totaled $92.2 million, including $7.0 million of brokered deposits. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed or retained in other deposit products.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. At March 31, 2022, the Bank’s Tier 1 capital to average assets ratio was 10.5%. The Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines as of March 31, 2022.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to disclose quantitative and qualitative information about market risk as it qualifies as a smaller reporting company.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any material pending litigation.

Item 1A. Risk Factors.

Please read “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2021 (the “10-K”). Except as noted below, there have been no material changes since the 10-K was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the

Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results

If our merger with Hometown is not completed, we will have incurred substantial expenses without our shareholders realizing the expected benefits.

On March 28, 2022, we entered into the merger agreement with the MHC, Hometown, and Merger Sub, pursuant to which we will merge with and into Hometown, with Hometown as the surviving corporation. Completion of the merger is subject to closing conditions including, but not limited to, various regulatory approvals and the approval of our shareholders. We currently expect that the merger will be completed in the fourth quarter of 2022. It is possible, however, that factors outside of our control could require the parties to complete the merger at a later time, or not to complete the merger at all. In the event that the merger is not consummated for any reason, we will be subject to many risks, including the costs related to the merger, such as legal, accounting and advisory fees, which must be paid even if the merger is not completed, and, potentially, the payment of a termination fee under certain circumstances. If the merger is not consummated, the market price of our common stock could decline. We also could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the merger agreement.

We will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees, suppliers and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers, suppliers and others who deal with us to seek to change existing business relationships with us. Our employee retention and recruitment may be particularly challenging prior to the effective time of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the merger and the preparation for the integration may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results. In addition, the merger agreement generally requires that we operate in the usual, regular and ordinary course of business and restricts us from taking certain actions prior to the effective time of the merger or termination of the merger agreement without Hometown’s consent in writing. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

Regulatory approvals may not be received, may take longer than expected or impose conditions that are not presently anticipated.

Before the merger may be completed, certain approvals or consents must be obtained from the various bank regulatory and other authorities. There can be no assurance as to whether regulatory approval will be received or the timing of the approvals. Hometown is not obligated to complete the merger if the regulatory approvals received in connection with the completion of the merger include any conditions or restrictions that would constitute a burdensome condition under the merger agreement.

The termination fee and the restrictions on solicitation contained in the merger agreement may discourage other companies from trying to acquire us.

Until the completion of the merger, we are prohibited from soliciting, initiating, encouraging, or with some exceptions, considering any inquiries or proposals that may lead to a proposal or offer for a merger or other business combination transaction with any person other than Hometown. In addition, we have agreed to pay a termination fee of approximately $5.75 million to Hometown in specified circumstances. These provisions could discourage other companies from trying to acquire us even though those other companies might be willing to offer greater value to our shareholders than Hometown has offered in the merger. The payment of the termination fee also could have a material adverse effect on our results of operations.

Litigation may be filed against the board of directors the Company and/or Hometown that could prevent or delay the completion of the merger or result in the payment of damages following completion of the merger.

In connection with the merger, it is possible that our shareholders may file putative class action lawsuits against the boards of directors of the Company and/or Hometown. Among other remedies, these shareholders could seek to enjoin the merger. The outcome of any such litigation would be uncertain. If a dismissal is not granted or a settlement is not reached, such potential lawsuits could prevent or delay completion of the merger and result in substantial costs to Hometown and the Company, including any costs associated with indemnification obligations of the Company and/or Hometown.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None
(b)	None

(c)

In October 2021, the Company’s Board of Directors adopted a stock repurchase program pursuant to which the Company would purchase up to 10%, or 510,000 shares, of its then outstanding common shares. This program may be suspended or terminated at any time without prior notice and was set to expire on October 29, 2022. On January 25, 2022, the Company announced a modification to the program which changed the repurchase limit to 62,000 shares, or approximately 1% of the Company’s outstanding stock at the time of the modification. The timing of purchases depends on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open market purchases, block trades, negotiated transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Repurchased shares are returned to the status of authorized but unissued shares. As of March 31, 2022, the Company completed the program. The following table sets forth information with respect to any purchases made by or on behalf of the Company during the indicated periods under the repurchase plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	601	$23.48	601	57,062
February 1, 2022 - February 29, 2022	57,062	$22.56	57,062	—
March 1, 2022 - March 31, 2022	—	$—	—	—
	57,663	$22.57	57,663	—

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

101 104

Inline XBRL Instance Document - The following materials from Randolph Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 and (vi) Notes to Unaudited Consolidated Financial Statements.

Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Randolph Bancorp, Inc.

Date: May 5, 2022	By:	/s/ William M. Parent
William M. Parent
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Lauren B. Messmore
Lauren B. Messmore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)