Form 10-Q
period 2022-06-30
Randolph Bancorp, Inc.
filed 2022-08-04
CIK 1667161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, there were 5,202,743 shares of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

(In thousands except for share data)

	June 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$3,732	$3,501
Interest-bearing deposits	11,159	111,948
Total cash and cash equivalents	14,891	115,449
Securities available for sale, at fair value	47,142	51,666
Loans held for sale, at fair value	9,736	44,766
Loans, net of allowance for loan losses of $6,602 in 2022 and $6,289 in 2021	657,618	544,621
Federal Home Loan Bank of Boston stock, at cost	1,778	2,940
Accrued interest receivable	1,699	1,500
Mortgage servicing rights, net	15,093	15,616
Premises and equipment, net	7,669	7,684
Bank-owned life insurance	8,865	8,784
Other assets	10,262	10,252
Total assets	$774,753	$803,278

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$146,635	$145,666
Interest-bearing	494,729	492,481
Total deposits	641,364	638,147
Federal Home Loan Bank of Boston advances	32,946	50,000
Mortgagors' escrow accounts	2,546	2,128
Post-employment benefit obligations	2,055	2,222
Other liabilities	6,564	9,878
Total liabilities	685,475	702,375

Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, no par value; authorized: 1,000,000 shares; issued: none	—	—
Common stock, $.01 par value; authorized: 15,000,000 shares; issued and outstanding: 5,197,680 shares at June 30, 2022 and 5,113,825 shares at December 31, 2021	52	50
Additional paid-in capital	45,501	44,078
Retained earnings	49,290	60,524
ESOP-Unearned compensation	(2,651)	(3,568)
Accumulated other comprehensive income (loss), net of tax	(2,914)	(181)
Total stockholders' equity	89,278	100,903
Total liabilities and stockholders' equity	$774,753	$803,278

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest and dividend income:
Loans	$6,182	$5,505	$11,649	$11,013
Securities-taxable	221	223	437	463
Securities-tax exempt	4	6	8	12
Interest-bearing deposits and certificates of deposit	45	8	87	15
Total interest and dividend income	6,452	5,742	12,181	11,503

Interest expense:
Deposits	342	345	657	783
Borrowings	99	198	246	430
Total interest expense	441	543	903	1,213

Net interest income	6,011	5,199	11,278	10,290
Provision (credit) for loan losses	269	(27)	340	(240)
Net interest income after provision (credit) for loan losses	5,742	5,226	10,938	10,530

Non-interest income:
Customer service fees	372	419	737	786
Gain on loan origination and sale activities, net	484	5,740	1,748	16,733
Mortgage servicing fees, net	509	381	857	1,160
Increase in cash surrender value of life insurance	41	41	81	81
Other	419	235	594	479
Total non-interest income	1,825	6,816	4,017	19,239
Non-interest expenses:
Salaries and employee benefits	4,414	7,310	9,568	15,747
Occupancy and equipment	559	621	924	1,365
Data processing	378	301	723	564
Professional fees	578	323	1,603	884
Marketing	151	200	308	370
FDIC insurance	62	54	120	108
Other	1,342	1,818	2,944	3,540
Total non-interest expenses	7,484	10,627	16,190	22,578
Income before income taxes	83	1,415	(1,235)	7,191
Income tax expense (benefit)	(165)	(162)	(1,248)	1,502
Net income	$248	$1,577	$13	$5,689

Earnings per common share:
Basic	$0.05	$0.32	$0.00	$1.14
Diluted	$0.05	$0.31	$0.00	$1.10

Weighted average shares outstanding:
Basic	4,839,796	4,921,182	4,827,628	4,988,283
Diluted	5,076,181	5,135,582	5,046,444	5,193,643

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$248	$1,577	$13	$5,689

Other comprehensive income:
Securities available for sale:
Unrealized holding gains (losses)	(1,193)	125	(3,556)	(792)
Related tax effects	275	(28)	817	91
Net-of-tax amount	(918)	97	(2,739)	(701)

Supplemental retirement plan:
Reclassification adjustments (1):
Actuarial losses	11	12	22	24
Prior service credits	(8)	(8)	(16)	(16)
	3	4	6	8
Related tax effects	—	—	—	—
Net-of-tax amount	3	4	6	8

Total other comprehensive income (loss)	(915)	101	(2,733)	(693)

Comprehensive income (loss)	$(667)	$1,678	$(2,720)	$4,996

(1)	Amounts are included in other non-interest expenses in the consolidated statements of operations.

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended June 30, 2022 and 2021

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Equity
	(Dollars in thousands)
Balance at March 31, 2021	5,364,240	$53	$48,613	$55,801	$(3,709)	$101	$100,859
Net income	—	—	—	1,577	—	—	1,577
Other comprehensive income	—	—	—	—	—	101	101
Stock repurchased	(108,691)	(1)	(2,177)	—	—	—	(2,178)
Share redemptions for tax withholdings
for restricted stock vesting	(1,027)	—	(20)	—	—	—	(20)
Stock-based compensation	—	—	270	—	—	—	270
ESOP shares committed to be released	—	—	54	—	47	—	101
Balance at June 30, 2021	5,254,522	$52	$46,740	$57,378	$(3,662)	$202	$100,710

Balance at March 31, 2022	5,180,670	$52	$44,904	$49,042	$(3,521)	$(1,999)	$88,478
Net income	—	—	—	248	—	—	248
Other comprehensive loss	—	—	—	—	—	(915)	(915)
Share redemptions for tax withholdings
for restricted stock vesting	(1,827)	—	(48)	—	—	—	(48)
Stock-based compensation	—	—	297	—	—	—	297
ESOP shares committed to be released	—	—	76	—	870	—	946
Proceeds from the exercise of options, net	18,837	—	272	—	—	—	272
Balance at June 30, 2022	5,197,680	$52	$45,501	$49,290	$(2,651)	$(2,914)	$89,278

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2022 and 2021

						Accumulated
			Additional		Unearned	Other	Total
	Common Stock		Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	ESOP	Income (Loss)	Equity
	(Dollars in thousands)
Balance at December 31, 2020	5,495,514	$54	$50,937	$51,689	$(3,756)	$895	$99,819
Net income	—	—	—	5,689	—	—	5,689
Other comprehensive loss	—	—	—	—	—	(693)	(693)
Stock repurchased	(239,792)	(2)	(4,812)	—	—	—	(4,814)
Share redemption for tax withholdings
for restricted stock vesting	(1,200)	—	(23)	—	—	—	(23)
Stock-based compensation	—	—	537	—	—	—	537
ESOP shares committed to be released	—	—	101	—	94	—	195
Balance at June 30, 2021	5,254,522	$52	$46,740	$57,378	$(3,662)	$202	$100,710

Balance at December 31, 2021	5,113,825	$50	$44,078	$60,524	$(3,568)	$(181)	$100,903
Net income	—	—	—	13	—	—	13
Dividends paid at $2.15 per share	—	—	—	(11,247)	—	—	(11,247)
Other comprehensive loss	—	—	—	—	—	(2,733)	(2,733)
Stock repurchased	(58,572)	—	(1,327)	—	—	—	(1,327)
Restricted stock awards forfeited	(704)	—	—	—	—	—	—
Share redemption for tax withholdings
for restricted stock vesting	(2,009)	—	(52)	—	—	—	(52)
Stock-based compensation	—	—	581	—	—	—	581
ESOP shares committed to be released	—	—	141	—	917	—	1,058
Proceeds from the exercise of options, net	145,140	2	2,080	—	—	—	2,082
Balance at June 30, 2022	5,197,680	$52	$45,501	$49,290	$(2,651)	$(2,914)	$89,278

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$13	$5,689
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	340	(240)
Loans originated for sale	(152,733)	(815,453)
Net gain on sales of mortgage loans	(1,748)	(16,733)
Proceeds from sales of mortgage loans	188,791	864,851
Net amortization of securities	100	178
Net change in deferred loan costs and fees, and purchase premiums	(289)	339
Depreciation and amortization	360	353
Loss on sale of foreclosed assets	—	5
Stock-based compensation	581	537
ESOP expense	235	195
Increase in cash surrender value of life insurance	(81)	(81)
Amortization of mortgage servicing rights	1,481	1,571
Decrease in valuation allowance of mortgage servicing rights	(421)	(356)
Other, net	(1,915)	8,571
Net cash provided by operating activities	34,714	49,426

Cash flows from investing activities:
Redemptions of certificates of deposit
Securities available for sale:
Purchases	(2,691)	(3,913)
Calls/maturities	—	500
Principal payments on mortgage-backed securities	3,561	7,597
Net loan repayments (originations)	(112,136)	(46,707)
Loan purchases	(912)	(959)
Redemptions (purchases) of Federal Home Loan Bank of Boston stock	1,162	721
Purchases of premises and equipment	(345)	(708)
Proceeds from the sale of foreclosed real estate	—	127
Loss on disposal of assets	—	21
Net cash used in investing activities	(111,361)	(43,321)

Cash flows from financing activities:
Net increase in non-interest bearing deposits	969	27,952
Net increase in interest-bearing deposits	2,248	15,724
Net increase (decrease) in short-term Federal Reserve Bank borrowings	—	(11,431)
Net increase (decrease) in short-term Federal Home Loan Bank of Boston borrowings	17,946	5,000
Repayments of long-term Federal Home Loan Bank of Boston advances	(35,000)	(16,879)
Net increase (decrease) in mortgagors' escrow accounts	418	(555)
Repurchases of common stock	(1,327)	(4,814)
Proceeds from exercise of stock options	2,082	—
Common stock dividends paid	(11,247)	—
Net cash provided by (used in) financing activities	(23,911)	14,997

Net change in cash and cash equivalents	(100,558)	21,102
Cash and cash equivalents at beginning of period	115,449	13,774
Cash and cash equivalents at end of period	$14,891	$34,876
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$959	$1,380
Income taxes paid	$560	$2,257
Non-cash item:
Transfer of held for sale loans to portfolio	$—	$9,449

See accompanying notes to unaudited consolidated financial statements.

RANDOLPH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2022 and 2021

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

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying interim financial statements do not include all information required under GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other interim period.

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

The components of accumulated other comprehensive income (loss), included in total stockholders’ equity, are as follows:

	June 30,	December 31,
	2022	2021
	(In thousands)
Securities available for sale:
Net unrealized gain (loss)	$(3,307)	$249
Tax effect	753	(64)
Net-of-tax amount	(2,554)	185
Supplemental retirement plan
Unrecognized net actuarial loss	(624)	(646)
Unrecognized net prior service credit	206	222
	(418)	(424)
Tax effect	58	58
Net-of-tax amount	(360)	(366)
Accumulated other comprehensive income (loss)	$(2,914)	$(181)

4.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale, including gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2022
Debt securities:
U.S. Treasury	13,632	—	(883)	12,749
U.S. Government-sponsored enterprises	1,997	—	(68)	1,929
Corporate	2,491	—	(170)	2,321
Municipal	350	1	—	351
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	20,350	2	(1,688)	18,664
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	8,670	—	(336)	8,334
Collateralized mortgage obligations:			—
U.S. Government-sponsored enterprises	717	—	(49)	668
U.S. Government-guaranteed	2,242	—	(116)	2,126
Total securities available for sale	$50,449	$3	$(3,310)	$47,142

December 31, 2021
Debt securities:
U.S. Treasury	$10,939	$—	$(168)	$10,771
U.S. Government-sponsored enterprises	1,995	—	(17)	1,978
Corporate	2,510	33	(7)	2,536
Municipal	351	2	—	353
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	23,349	324	(194)	23,479
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	8,733	223	—	8,956
U.S. Government-guaranteed	103	—	—	103
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	796	14	—	810
U.S. Government-guaranteed	2,641	39	—	2,680
Total securities available for sale	$51,417	$635	$(386)	$51,666

There were no sales of securities during the six months ended June 30, 2022 and 2021.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2022 are presented below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within 1 year	$3,410	$3,386
After 1 year through 5 years	9,334	8,843
After 5 years through 10 years	5,726	5,121
	18,470	17,350
Mortgage-backed securities	31,979	29,792
	$50,449	$47,142

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
June 30, 2022
Debt securities:
U.S. Treasury	$(883)	$12,749	$—	$—
U.S. Government-sponsored enterprises	(68)	1,928	—	—
Corporate	(170)	2,322	—	—
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(1,674)	18,029	(14)	481
Commercial mortgage-backed securities:
U.S. Government-sponsored enterprises	(336)	8,334	—	—
Collateralized mortgage obligations:
U.S. Government-sponsored enterprises	(49)	668	—	—
U.S. Government-guaranteed	(116)	2,126	—	—
Total	$(3,296)	$46,156	$(14)	$481

December 31, 2021
Debt securities:
U.S. Treasury	(168)	10,771	$—	$—
U.S. Government-sponsored enterprises	(17)	1,978	—	—
Corporate	(7)	723	—	—
Residential mortgage-backed securities:
U.S. Government-sponsored enterprises	(194)	11,477	—	—
Total	$(386)	$24,949	$—	$—

At June 30, 2022, 69 debt securities had unrealized losses with aggregate depreciation of 6.63% from the Company’s amortized cost basis. The unrealized losses at June 30, 2022 were due to securities price fluctuations since the time they were purchased. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell any debt securities and it is more likely than not that the Company will not be required to sell any debt securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at June 30, 2022.

5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio is as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Real estate loans:
Residential:
One- to four-family	$354,922	$236,364
Home equity loans and lines of credit	65,210	57,295
Commercial	189,334	197,423
Construction	33,877	33,961
Total real estate loans	643,343	525,043
Commercial and industrial	13,162	17,242
Consumer	6,353	7,552
Total loans	662,858	549,837
Allowance for loan losses	(6,602)	(6,289)
Net deferred loan costs and fees, and purchase premiums	1,362	1,073
Loans, net	$657,618	$544,621

The following tables present activity in the allowance for loan losses by loan category for the three and six months ended June 30, 2022 and 2021, and allocation of the allowance to each category as of June 30, 2022 and December 31, 2021:

	Residential 1-4 Family	Second Mortgages and HELOC	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2022

Allowance at March 31, 2022	$1,236	$451	$3,402	$716	$476	$76	$6,357
Provision (credit) for loan losses	353	60	(178)	11	(1)	24	269
Loans charged-off	—	—	—	—	—	(26)	(26)
Recoveries	1	—	—	—	—	1	2
Balance at June 30, 2022	$1,590	$511	$3,224	$727	$475	$75	$6,602

Three Months Ended June 30, 2021

Allowance at March 31, 2021	$1,522	$425	$3,390	$720	$401	$105	$6,563
Provision (credit) for loan losses	(251)	(21)	169	(106)	166	16	(27)
Loans charged-off	—	—	—	—	—	(16)	(16)
Recoveries	1	—	—	—	2	-	3
Balance at June 30, 2021	$1,272	$404	$3,559	$614	$569	$105	$6,523

Six Months Ended June 30, 2022

Allowance at December 31, 2021	1,093	462	3,451	697	499	87	$6,289
Provision (credit) for loan losses	495	49	(227)	30	(24)	17	340
Loans charged-off	—	—	—	—	—	(30)	(30)
Recoveries	2	—	—	—	—	1	3
Balance at June 30, 2022	$1,590	$511	$3,224	$727	$475	$75	$6,602

Six Months Ended June 30, 2021

Allowance at December 31, 2020	$1,646	$442	$3,402	$751	$416	$127	$6,784
Provision (credit) for loan losses	(377)	(38)	157	(137)	151	4	(240)
Loans charged-off	—	—	—	—	—	(26)	(26)
Recoveries	3	—	—	—	2	-	5
Balance at June 30, 2021	$1,272	$404	$3,559	$614	$569	$105	$6,523

Additional information pertaining to the allowance for loan losses at June 30, 2022 and December 31, 2021 is as follows:

	Residential 1-4 Family	Second Mortgages and HELOC	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
June 30, 2022	(In thousands)
Allowance for impaired loans	$89	$1	$—	$—	$—	$—	$90
Allowance for non-impaired loans	1,501	510	3,224	727	475	75	6,512
Total allowance for loan losses	$1,590	$511	$3,224	$727	$475	$75	$6,602

Impaired loans	$3,402	$580	$—	$—	$—	$—	$3,982
Non-impaired loans	351,520	64,630	189,334	33,877	13,162	6,353	658,876
Total loans	$354,922	$65,210	$189,334	$33,877	$13,162	$6,353	$662,858

December 31, 2021

Allowance for impaired loans	$81	$19	$—	$—	$—	$—	$100
Allowance for non-impaired loans	1,012	443	3,451	697	499	87	6,189
Total allowance for loan losses	$1,093	$462	$3,451	$697	$499	$87	$6,289

Impaired loans	$3,255	$603	$-	$—	$—	$—	$3,858
Non-impaired loans	233,109	56,692	197,423	33,961	17,242	7,552	545,979
Total loans	$236,364	$57,295	$197,423	$33,961	$17,242	$7,552	$549,837

The following is a summary of past due and non-accrual loans at June 30, 2022 and December 31, 2021:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans 30-89 Days Past Due that are also Non-accrual Loans	Total Non-accrual Loans
	(In thousands)
June 30, 2022
Residential one- to four-family	$880	$451	$—	$1,331	$136	$2,300
Home equity loans and lines of credit	329	65	—	394	93	481
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	42	—	—	42	—	—
Total	$1,251	$516	$—	$1,767	$229	$2,781

December 31, 2021
Residential one- to four-family	$701	$193	$—	$894	$316	$2,133
Home equity loans and lines of credit	186	215	—	401	—	491
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	76	9	—	85	—	—
Total	$963	$417	$—	$1,380	$316	$2,624

The following is a summary of impaired loans at June 30, 2022 and December 31, 2021:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
June 30, 2022
Impaired loans without a valuation allowance:
Residential one- to four-family	$2,422	$2,421
Home equity loans and lines of credit	481	479
Total	2,903	2,900

Impaired loans with a valuation allowance:
Residential one- to four-family	984	981	$89
Home equity loans and lines of credit	101	101	1
Total	1,085	1,082	90
Total impaired loans	$3,988	$3,982	$90

December 31, 2021
Impaired loans without a valuation allowance:
Residential one- to four-family	$2,364	$2,377
Home equity loans and lines of credit	479	485
Total	2,843	2,862

Impaired loans with a valuation allowance:
Residential one- to four-family	874	878	$81
Home equity loans and lines of credit	108	118	$19
Total	982	996	100
Total impaired loans	$3,825	$3,858	$100

Additional information pertaining to impaired loans follows:

	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
	(In thousands)
Three Months Ended June 30, 2022
Residential one- to four-family	$3,406	$29	$15
Home equity loans and lines of credit	581	3	3
Total	$3,987	$32	$18

Three Months Ended June 30, 2021
Residential one- to four-family	$3,542	$18	$39
Home equity loans and lines of credit	423	1	—
Commercial real estate	4,182	—	—
Total	$8,147	$19	$39
Six Months Ended June 30, 2022
Residential one- to four-family	$3,418	$59	$31
Home equity loans and lines of credit	533	4	9
Total	$3,951	$63	$40

Six Months Ended June 30, 2021
Residential one- to four-family	$3,548	$36	$78
Home equity loans and lines of credit	423	1	—
Commercial real estate	4,191	—	—
Total	$8,162	$37	$78

Troubled Debt Restructurings

The Company periodically grants concessions to borrowers experiencing financial difficulties. The Company’s troubled debt restructurings consist primarily of interest rate concessions for periods of three months to thirty years for residential real estate loans, and for periods up to one year for commercial real estate loans.

	Number of Contracts	TDRs Listed as Accrual	Number of Contracts	TDRs Listed as Non-accrual	Total Number of Contracts	Total TDRs
	(In thousands)
June 30, 2022
Residential one- to four-family	9	$1,106	3	$925	12	$2,031
Home equity loans and lines of credit	2	101	—	—	2	101
Total	11	$1,207	3	$925	14	$2,132

December 31, 2021
Residential one- to four-family	$9	$1,103	$3	$919	12	$2,022
Home equity loans and lines of credit	2	97	1	109	3	206
Total	11	1,200	4	$1,028	15	$2,228

For the six months ended June 30, 2022 and 2021, the Company did not enter into any loan modifications meeting the criteria of a troubled debt restructuring.

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

During the three and six months ended June 30, 2022 and 2021, there were no troubled debt restructurings that defaulted (over 30 days past due) within twelve months of the restructure date.

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

The following table presents the Company’s loans by risk rating at the dates indicated:

	Residential 1-4 Family	Second Mortgages and HELOC	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
	(In thousands)
June 30, 2022
Not Rated	$352,632	$64,731	$—	$—	$—	$6,353	$423,716
Loans rated 1 - 3B (Pass rated)	—	—	177,885	33,877	12,886	—	224,648
Loans rated 4	346	380	7,906	—	276	—	8,908
Loans rated 5	1,944	99	3,543	—	—	—	5,586
	$354,922	$65,210	$189,334	$33,877	$13,162	$6,353	$662,858

December 31, 2021
Not Rated	$234,225	$56,797	$—	$—	$—	$7,552	$298,574
Loans rated 1 - 3B (Pass rated)	—	—	186,774	33,961	16,910	—	237,645
Loans rated 4	361	381	7,106	—	332	—	8,180
Loans rated 5	1,778	117	3,543	—	—	—	5,438
	$236,364	$57,295	$197,423	$33,961	$17,242	$7,552	$549,837

6.	LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying unaudited consolidated balance sheets. The unpaid principal balances of residential mortgage loans serviced for others were $1.92 billion and $1.98 billion at June 30, 2022 and December 31, 2021, respectively.

The following table summarizes the activity relating to mortgage servicing rights (“MSRs”) for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In thousands)
Mortgage servicing rights:
Balance at beginning of period	$17,801	$17,318	$18,173	$15,372
Additions through originations	160	1,455	537	4,241
Amortization	(731)	(759)	(1,480)	(1,599)
Balance at end of period	$17,230	$18,014	$17,230	$18,014

Valuation allowance:
Balance at beginning of period	$2,423	$2,574	$2,558	$2,995
Provision (release)	(286)	65	(421)	(356)
Balance at end of period	$2,137	$2,639	$2,137	$2,639
Amortized cost, net	$15,093	$15,375	$15,093	$15,375
Fair value	$17,369	$15,673	$17,369	$15,673

During the three months ended June 30, 2022, the Company decreased the valuation allowance for its MSRs by $286,000 and during the three months ended June 30, 2021, the Company increased the valuation allowance by $65,000. Such adjustments to the valuation allowance were due primarily to changes in fair value caused by the impact of changes in interest rates on expected loan prepayments.

During the six months ended June 30, 2022 and 2021, the Company decreased the valuation allowance for its MSRs by $421,000 and $356,000, respectively. Such adjustments to the valuation allowance were due primarily to changes in fair value caused by the impact of changes in interest rates on expected loan prepayments.

7.ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to an increase in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of derivative loan commitments was $10,913,000 and $85,887,000 at June 30, 2022 and December 31, 2021, respectively. The fair value of such commitments consisted of assets of $248,000 and $1,364,000 at June 30, 2022 and December 31, 2021, respectively, included in other assets on the consolidated balance sheets.

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

The Company expects that these forward loan sale commitments and TBA securities will experience changes in fair value that serve to offset the change in fair value of loans held for sale and derivative loan commitments the degree to which depends on the notional amount of such sale commitments.  The notional amount of forward loan sale commitments and TBA securities was $20,461,000 and $80,407,000 at June 30, 2022 and December 31, 2021, respectively. The fair value of such commitments consisted of liabilities of $118,000 and $84,000 at June 30, 2022 and December 31, 2021, respectively, included in other liabilities in the consolidated balance sheets and assets of $27,000 and $50,000 at June 30, 2022 and December 31, 2021, respectively, included in other assets in the consolidated balance sheets.

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

Shares are committed to be released on a monthly basis and allocated as of December 31 of each year. The number of shares to be allocated annually is 18,780 through the year 2040. For the three and six months ended June 30, 2022, the Company recognized compensation expense for the ESOP of $123,000 and $235,000, respectively, compared to $99,000 and $195,000, for the same periods last year, respectively. The fair value of the 347,505 unallocated ESOP shares at June 30, 2022 was $9,192,000.

9.	SHARE REPURCHASE PROGRAM

In October 2021, the Company’s Board of Directors adopted a share repurchase program under which the Company may repurchase up to 510,000 shares, or 10%, of its then outstanding common shares. Repurchases under the program may be made in open market or in privately negotiated transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. Any repurchased shares will be held by the Company as authorized but unissued shares. On January 25, 2022, the Company announced a modification to this program. The modification changes the program so that the Company may purchase up to 62,000 shares, or approximately 1% of the Company’s outstanding stock. As of June 30, 2022, the Company had repurchased 62,000 shares at a cost of $1,402,000 in connection with this program.

10.	EARNINGS PER SHARE

Basic earnings (loss) per share represents net income divided by the weighted average of common shares outstanding during the period. Diluted earnings per share represents net income divided by the weighted average of common shares and all potentially dilutive common shares outstanding during the period. Unvested restricted shares of common stock having dividend rights are treated as “participating securities” and, accordingly, are considered outstanding in computing basic and diluted earnings per share. Unallocated ESOP shares are not considered to be outstanding for purposes of computing basic or diluted earnings per share.

The following table sets forth the calculation of the average number of shares outstanding used to calculate the basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average number of common shares outstanding	5,189,616	5,289,782	5,179,764	5,359,198
Less: Average unallocated ESOP shares	(349,820)	(368,600)	(352,136)	(370,915)
Average number of common shares outstanding used to calculate basic earnings per share	4,839,796	4,921,182	4,827,628	4,988,283
Effect of dilutive stock options	236,385	214,400	218,816	205,360
Average number of common shares outstanding used to calculate dilutive earnings per share	5,076,181	5,135,582	5,046,444	5,193,643

11.	STOCK-BASED COMPENSATION

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

During the six months ended June 30, 2022 and 2021, the Company made the following grants of options to purchase shares of common stock and used the following assumptions in measuring the fair value of such grants:

	2022	2021
Options granted	—	40,491
Vesting period (years)	—	5
Expiration period (years)	—	10
Expected volatility	—	30.98%
Expected life (years)	—	6.2
Expected dividend yield	—	—
Risk free interest rate	—	0.64%
Option fair value	—	$6.20

A summary of stock option activity for the six months ended June 30, 2022 is presented in the table below:

Options	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2022	599,383	$13.80	7.61
Exercised	(145,140)	14.34
Forfeited	(20,119)	16.62
Balance at June 30, 2022	434,124	$13.48	7.79	$5,568,586
Exercisable at June 30, 2022	173,917	$14.37	7.13	$2,076,086
Unrecognized compensation cost (inclusive of directors' options)	$766,299
Weighted average remaining recognition period (years)	1.94

For the six months ended June 30, 2022 and 2021, stock-based compensation expense applicable to stock options was $201,000 and $286,000, respectively. For the three months ended June 30, 2022 and 2021, stock-based compensation expense applicable to stock options was $108,000 and $144,000, respectively.

Restricted Stock

Shares issued may be either authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will become available for reissuance under the 2017 Equity Plan. The fair market value of shares awarded, based on the market price at the date of grant, is amortized over the applicable vesting period. Restricted stock awarded to date has been at no cost to the awardee. The following table presents the activity in restricted stock awards under the 2017 Equity Plan, the 2020 Inducement Plan and the 2021 Equity Plan for the six months ended June 30, 2022:

	Restricted Stock Awards	Weighted Average Grant Price	Performance-Based Restricted Stock Units(1)	Weighted Average Grant Price	Total Restricted Stock Awards and Performance-Based Restricted Stock Units	Weighted Average Grant Price
Restricted stock awards at January 1, 2022	99,485	$13.93	18,000	$20.15	117,485	$14.89
Vested	(9,781)	12.83	—	—	(9,781)	12.83
Forfeited	(704)	11.48	—	—	(704)	11.48
Restricted stock awards at June 30, 2022	89,000	$14.07	18,000	$20.15	107,000	$15.10
Unrecognized compensation cost	$802,265		$243,161		$1,045,426
Weighted average remaining recognition period (years)	2.13		1.79		2.07

For the six months ended June 30, 2022 and 2021 stock-based compensation expense applicable to restricted stock was $380,000 and $251,000, respectively. For the three months ended June 30, 2022 and 2021, stock-based compensation expense applicable to restricted stock was $189,000 and $126,000, respectively.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Securities – All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.  The securities measured at fair value in Level 1 (none at June 30, 2022 and December 31, 2021) are based on quoted market prices in an active exchange market. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

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

Assets and liabilities recorded at fair value on a recurring basis

Assets and liabilities recorded at fair value on a recurring basis are summarized below.

				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
June 30, 2022
Assets:
Securities available for sale	$—	$47,142	$—	$47,142
Portfolio loans (fair value option)	—	7,438	—	7,438
Loans held for sale (fair value option)	—	9,736	—	9,736
Derivative loan commitments	—	248	—	248
Forward loan sale commitments	—	27	—	27

Liabilities:
Forward loan sale commitments, including TBAs	—	118	—	118

December 31, 2021
Assets:
Securities available for sale	$—	$51,666	$—	$51,666
Portfolio loans (fair value option)	—	13,780	—	13,780
Loans held for sale (fair value option)	—	44,766	—	44,766
Derivative loan commitments	—	1,364	—	1,364
Forward loan sale commitments	—	50	—	50

Liabilities:
Forward loan sale commitments, including TBAs	—	84	—	84

There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis during the six months ended June 30, 2022 and 2021.

Assets recorded at fair value on a non-recurring basis

The Company may also be required, from time to time, to record certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets as of June 30, 2022 and December 31, 2021.

				Period Ended
	June 30, 2022			June 30, 2022
	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$2,281	$—
Mortgage servicing rights	—	15,093	—	421
	$—	$15,093	$2,281	$421

	December 31, 2021
	Level 1	Level 2	Level 3
	(In thousands)
Collateral dependent
impaired loans	$—	$—	$2,551
Mortgage servicing rights	—	15,616	—
	$—	$15,616	$2,551

The Company recorded a net decrease in the valuation allowance for its MSRs of $421,000 during the six months ended June 30, 2022. The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of MSRs. The model uses loan prepayment assumptions based on current market conditions and applies a discount rate based on indicated rates of return required by market participants. The decrease in the valuation allowance during the six months ended June 30, 2022 was caused by slower loan prepayment speeds attributable to the increase in interest rates on residential mortgage loans during the period.

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

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2022 and December 31, 2021.

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

	June 30, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Securities available for sale	$47,142	$47,142	—	$47,142	—
Loans held for sale	9,736	9,736	—	9,736	—
Loans, net	657,618	636,618	—	—	636,618
Derivative assets	275	275	—	275	—

Financial liabilities:
Deposits	$641,364	$641,415	$—	$641,415	$—
FHLBB advances	32,946	32,362	—	32,362	—
Derivative liabilities	118	118	—	118	—

	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Securities available for sale	$51,666	$51,666	—	$51,666	—
Loans held for sale	44,766	44,766	—	44,766	—
Loans, net	544,621	549,674	—	—	549,674
Derivative assets	1,414	1,414	—	1,414	—

Financial liabilities:
Deposits	$638,147	$637,538	$—	$637,538	$—
FHLBB advances	50,000	50,001	—	50,001	—
Derivative liabilities	84	84	—	84	—

13.	COMMITMENTS AND CONTINGENCIES

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

The following financial instruments were outstanding, at the dates indicated, whose contract amounts represent credit risk:

	June 30, 2022	December 31, 2021
	(In thousands)
Commitments to originate loans	$85,666	$107,889
Unused lines and letters of credit	71,628	79,012
Unadvanced funds on construction loans	13,132	13,879
Overdraft lines of credit	7,759	7,967

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

Segment information as of and for the three and six months ended June 30, 2022 follows:

	For the Three Months Ended June 30, 2022
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$5,741	$270	$6,011
Provision for loan losses	269	—	269
Net interest income after provision for loan losses	5,472	270	5,742

Non-interest income:
Customer service fees	365	7	372
Gain on loan origination and sale activities, net (1)	—	1,920	1,920
Mortgage servicing fees, net	(240)	749	509
Other	369	91	460
Total non-interest income	494	2,767	3,261

Non-interest expenses:
Salaries and employee benefits	1,831	2,583	4,414
Occupancy and equipment	447	112	559
Other non-interest expenses	1,357	1,154	2,511
Total non-interest expenses	3,635	3,849	7,484
Income (loss) before income taxes and elimination of inter-segment profit	$2,331	$(812)	1,519
Elimination of inter-segment profit			(1,436)
Income before income taxes			83

Income tax expense (benefit)			(165)
Net income			$248

Total assets, June 30, 2022	$718,602	$56,151	$774,753

	For the Six Months Ended June 30, 2022
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$10,751	$527	$11,278
Provision for loan losses	340	—	340
Net interest income after provision for loan losses	10,411	527	10,938

Non-interest income:
Customer service fees	720	17	737
Gain on loan origination and sale activities, net (1)	—	3,911	3,911
Mortgage servicing fees, net	(445)	1,302	857
Other	468	207	675
Total non-interest income	743	5,437	6,180

Non-interest expenses:
Salaries and employee benefits	3,766	5,802	9,568
Occupancy and equipment	959	(35)	924
Other non-interest expenses	3,268	2,430	5,698
Total non-interest expenses	7,993	8,197	16,190
Income (loss) before income taxes and elimination of inter-segment profit	$3,161	$(2,233)	928
Elimination of inter-segment profit			(2,163)
Income (loss) before income taxes			(1,235)

Income tax expense (benefit)			(1,248)
Net income			$13

(1)	Before elimination of inter-segment profit.

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the Federal Home Loan Bank of Boston (“FHLBB”) for the period.
2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for Home Equity Line of Credit (“HELOC”) originations. This income for the three and six months ended June 30, 2022 totaled $1,436,000 and $2,163,000, respectively.

3.

Loan servicing fees are charged to EB by EM based on the number of residential mortgage loans held in portfolio at a rate of 0.14% per annum and amounted to $240,000 and $445,000 for the three and six months ended June 30, 2022, respectively.

4.

Certain cost centers provide services to both business segments. The cost centers include Finance, Marketing, IT and Administration. Costs which are common to both business segments are referred to as “indirect costs” and are allocated using relevant benchmarks, e.g. headcount, number of accounts, etc.

Segment information as of and for the three and six months ended June 30, 2021 follows:

	For the Three Months Ended June 30, 2021
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$4,535	$664	$5,199
Provision (credit) for loan losses	(27)	—	(27)
Net interest income after provision (credit) for loan losses	4,562	664	5,226

Non-interest income:
Customer service fees	393	26	419
Gain on loan origination and sale activities, net (1)	—	6,558	6,558
Mortgage servicing fees, net	(94)	475	381
Other	158	118	276
Total non-interest income	457	7,177	7,634

Non-interest expenses:
Salaries and employee benefits	1,746	5,564	7,310
Occupancy and equipment	407	214	621
Other non-interest expenses	1,265	1,431	2,696
Total non-interest expenses	3,418	7,209	10,627

Income before income taxes and elimination of inter-segment profit	$1,601	$632	2,233
Elimination of inter-segment profit			(818)
Income before income taxes			1,415
Income tax expense (benefit)			(162)
Net income			$1,577

Total assets, June 30, 2021	$608,686	$135,456	$744,142

	For the Six Months Ended June 30, 2021
	Envision Bank	Envision Mortgage	Consolidated Total
	(in thousands)
Net interest income	$8,736	$1,554	$10,290
Provision (credit) for loan losses	(240)	—	(240)
Net interest income after provision (credit) for loan losses	8,976	1,554	10,530

Non-interest income:
Customer service fees	733	53	786
Gain on loan origination and sale activities, net (1)	—	18,232	18,232
Mortgage servicing fees, net	(189)	1,349	1,160
Other	309	251	560
Total non-interest income	853	19,885	20,738

Non-interest expenses:
Salaries and employee benefits (2)	3,548	12,199	15,747
Occupancy and equipment	851	514	1,365
Other non-interest expenses	2,349	3,117	5,466
Total non-interest expenses	6,748	15,830	22,578
Income before income taxes and elimination of inter-segment profit	$3,081	$5,609	8,690
Elimination of inter-segment profit			(1,499)
Income before income taxes			7,191

Income tax expense			1,502
Net income			$5,689

(1)	Before elimination of inter-segment profit.

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company’s internal transfer pricing arrangements determined by management primarily consist of the following:

1.	EM’s cost of funds is based on the weighted average rate of overnight advances from the FHLBB for the period.
2.

EM is credited with service released premiums and a sales premium totaling 1.50% for new loans transferred to EB’s loans held for investment, and a 1.00% fee for HELOC originations. This income for the three and six months ended June 30, 2021 totaled $818,000 and $1,499,000, respectively.

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

15.	DEPOSITS

A summary of deposit balances, by type is as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Demand deposits	$146,635	$145,666
NOW accounts	51,928	53,996
Money market deposits	98,331	90,544
Regular and other savings accounts	195,107	191,712
Brokered deposits	10	10,061
Total non-certificate accounts	492,011	491,979
Term certificates less than $250,000	80,651	85,877
Term certificates of $250,000 or more	21,351	20,235
Term certificates - brokered	47,351	40,056
Total certificate accounts	149,353	146,168
	641,364	638,147

16.	BORROWINGS

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (the “FHLB”). Maturities of advances from the FHLB as of June 30, 2022 are summarized as follows:

June 30, 2022
(In thousands)
2022	$17,946
2023	5,000
2024	—
2025	10,000
32,946

Borrowings from the FHLB, which aggregated $32.9 million at June 30, 2022, are secured by blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial loans and qualified mortgage-backed government securities. The interest rates on FHLB advances ranged from 0.45% to 1.70%, and the weighted average interest rate on FHLB advances was 1.42% at June 30, 2022. FHLB borrowings at June 30, 2022, that are long-term with an original maturity of more than one year totaled $15.0 million.

17.	MINIMUM CAPITAL REQUIREMENTS

The Bank is subject to various capital requirements administered by the federal banking agencies. Capital adequacy guidelines and prompt corrective actions regulations involve qualitative measure of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgment by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Bank on January 1, 2015. Under BASEL III, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following tables) of total, Tier 1 capital and common equity Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets (all as defined). Management believes, as of June 30, 2022 and December 31, 2021, that the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2022, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual and minimum capital amounts and ratios, exclusive of the capital conservation buffer, are presented in the following table:

					Minimum
					To Be Well
			For Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2022
Total capital (to risk weighted assets)	$91,308	15.3%	$47,735	8.0%	$59,668	10.0%
Tier 1 capital (to risk weighted assets)	83,941	14.1	35,801	6.0	47,735	8.0
Common equity Tier 1 capital (to risk weighted assets)	83,941	14.1	26,851	4.5	38,784	6.5
Tier 1 capital (to average assets)	83,941	11.1	30,169	4.0	37,711	5.0
December 31, 2021
Total capital (to risk weighted assets)	$100,180	17.4%	$45,956	8.0%	$57,445	10.0%
Tier 1 capital (to risk weighted assets)	93,288	16.2	34,467	6.0	45,956	8.0
Common equity Tier 1 capital (to risk weighted assets)	93,288	16.2	25,850	4.5	37,339	6.5
Tier 1 capital (to average assets)	93,288	12.3	30,355	4.0	37,943	5.0

18.	LEASES

The Company recognized ROUs and operating lease liabilities totaling $1.7 million and $1.8 million at June 30, 2022 and December 31, 2021, respectively. The ROU is recognized in other assets on the Company’s Consolidated Balance Sheet and operating lease liabilities are recognized in other liabilities on the Company’s Consolidated Balance Sheet. At June 30, 2022, the Company had entered in 9 noncancelable operating lease agreements for office space and branch locations, several of which contain renewal options to extend lease payments for a period of 1 to 10 years. The Company had no financing leases outstanding and no leases with residual value guarantees.

The Company’s operating lease cost was $175,000 and $208,000 for the three months ended June 30, 2022 and 2021, respectively and $345,000 and $416,000 for the six months ended June 30, 2022 and 2021, respectively. The weighted average remaining lease term for operating leases was 4.45 years and 4.50 years at June 30, 2022 and December 31, 2021, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 1.97% and 1.99% at June 30, 2022 and December 31, 2021, respectively.

The following table sets forth the undiscounted cash flows of base rent related to operating leases at June 30, 2022 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability.

June 30, 2022
(In thousands)
2022	$344
2023	486
2024	344
2025	256
2026	226
2027	95
Thereafter	—
Total minimum lease payments	1,751
Less: amount representing interest	(70)
Present value of future minimum lease payments	1,681

19.	MORTGAGE BANKING INCOME

The components of gain on loan origination and sale activities and mortgage servicing fees for the three and six months ended June 30, 2022 and 2021 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Gain on loan origination and sale activities, net	(In thousands)
Gain on sale of mortgages and realized gain from derivative financial instruments, net	$632	$6,545	$3,725	$22,421
Net change in fair value of loans held for sale and portfolio loans accounted for at fair value	218	1,091	(1,341)	(2,725)
Capitalized residential mortgage loan servicing rights	160	1,476	537	4,273
Net change in fair value of derivative loan commitments and forward loan sale commitments	(526)	(3,372)	(1,173)	(7,236)
Gain on loan origination and sales activities, net	$484	$5,740	$1,748	$16,733

Mortgage servicing fees, net
Residential mortgage loan servicing fees	$1,259	$1,205	$2,536	$2,375
Amortization of residential mortgage loan servicing rights	(731)	(759)	(1,480)	(1,571)
Release (provision) to the valuation allowance of mortgage loan servicing rights	286	(65)	421	356
Sub-servicer expenses (1)	(305)	-	(620)	-
Mortgage servicing fees, net	$509	$381	$857	$1,160
Total gain on loan origination and sales activities and mortgage servicing fees	$993	$6,121	$2,605	$17,893

(1)

Sub-servicer expenses were first incurred during the third quarter of 2021, due to the conversion of the Company’s mortgage loan servicing portfolio. Previously, all expenses related to servicing mortgage loans serviced for others were included in non-interest expenses.

20.	TRANSACTION WITH HOMETOWN FINANCIAL GROUP, INC.

On March 28, 2022, the Company entered into an Agreement and Plan of Merger (the “merger agreement”) with Hometown Financial Group, MHC, Hometown Financial Group, Inc. (“Hometown”), and Hometown Financial Acquisition Corp. (“Merger Sub”). Pursuant to the merger agreement, Merger Sub will be merged with and into the Company, with the Company as the surviving corporation (the “merger”). Immediately after the merger, the Company will be merged with and into Hometown as the surviving corporation (the “second step merger”). Immediately following the second step merger, the Bank will merge with and into Abington Bank, the wholly-owned subsidiary of Hometown, with Abington Bank as the surviving entity. On June 29, 2022, the shareholders of Randolph Bancorp, Inc. voted to approve the transaction. The consummation of the merger is now subject to customary closing conditions, including receipt of regulatory approvals. The merger is expected to be completed in the fourth quarter of 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section is intended to help investors understand the financial performance of Randolph Bancorp, Inc. and its subsidiary, Envision Bank, through a discussion of the factors affecting its financial condition at June 30, 2022 and December 31, 2021, and its results of operations for the three and six month periods ended June 30, 2022 and 2021. This section should be read in conjunction with the unaudited consolidated financial statements of Randolph Bancorp, Inc. and notes thereto that appear elsewhere in this Quarterly Report. For the purpose of this Quarterly Report, the terms the “Company” “we,” “our,” and “us” refer to Randolph Bancorp, Inc. and its subsidiary unless the context indicates another meaning. When necessary, certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation.

Proposed Transaction with Hometown Financial Group, Inc.

On March 28, 2022, the Company entered into an Agreement and Plan of Merger (the “merger agreement”) with Hometown Financial Group, MHC, Hometown Financial Group, Inc. (“Hometown”), and Hometown Financial Acquisition Corp. (“Merger Sub”). Pursuant to the merger agreement, Merger Sub will be merged with and into the Company, with the Company as the surviving corporation (the “merger”). Immediately after the merger, the Company will be merged with and into Hometown as the surviving corporation (the “second step merger”). Immediately following the second step merger, the Bank will merge with and into Abington Bank, the wholly-owned subsidiary of Hometown, with Abington Bank as the surviving entity. On June 29, 2022, the shareholders of Randolph Bancorp, Inc. voted to approve the transaction. The consummation of the merger is subject to customary closing conditions, including receipt of regulatory approvals. The merger is expected to be completed in the fourth quarter of 2022.

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced herein under the section captioned “Risk Factors”; failure to obtain necessary regulatory approvals for the proposed transaction with Hometown; failure to satisfy any of the conditions to the proposed transaction with Hometown on a timely basis or at all or other delays in completing the merger; the risk that the merger agreement may be terminated in certain circumstances; the outcome of any legal proceedings that may be instituted against the Company and/or others related to the merger agreement or the merger; disruptions to the Company’s business as a result of the announcement and pendency of the merger; the reputational risks and the reaction of Randolph’s customers to the proposed transaction; ongoing disruptions due to the COVID-19 pandemic and the measures taken to contain its spread on the Company’s employees, customers, business operations, credit quality, financial position, liquidity and results of operations; changes in the general business and economic conditions on a national basis and in the local markets in which the Company operates, including changes that adversely affect borrowers’ ability to service and repay the Company’s loans; changes in interest rates; competition; inflation; changes in consumer behavior due to changing political, business and economic conditions or legislative or regulatory initiatives; reputational risk relating to the Company’s participation in pandemic-related legislative and regulatory initiatives and programs; ongoing turbulence in the capital and debt markets and the impact of such conditions on the Company’s business activities and the other risks and uncertainties detailed in our Annual Report on Form 10-K and updated in this Quarterly Report on Form 10-Q and other filings submitted to the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

Critical Accounting Policies and Estimates

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

In 2014, we established a 100% valuation allowance for our net deferred tax assets after completing an assessment of our recent operating results, including significant non-recurring items, and projected operating results. This assessment led us to conclude that it was more likely than not that we would be unable to realize our deferred tax assets. In performing subsequent assessments through 2019, management concluded that no significant changes in the key factors affecting the realizability of our deferred tax assets had occurred and that a valuation allowance for all deferred tax assets should be maintained. After incurring losses in four of the seven previous years, the Company had net income of $9.6 million and $19.9 million in 2021 and 2020, respectively. During 2021, management concluded that the previous 100% valuation allowance for deferred tax assets was no longer needed. There was no valuation allowance as of June 30, 2022 or December 31, 2021.

We do not have any uncertain tax positions at June 30, 2022 and December 31, 2021 which require accrual or disclosure. We record interest and penalties as part of income tax expense. Interest and penalties recorded for the three and six months ended June 30, 2022 and 2021 were not significant.

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Total Assets. Total assets decreased $28.5 million to $774.8 million at June 30, 2022 from $803.3 million at December 31, 2021. Contributing to the asset decline was a $100.6 million decrease in cash and cash equivalents and a $35.0 million decrease in loans held for sale. The decrease in cash and cash equivalents was due to the funding of net loan growth of $113.0 million, primarily due to an increase of $118.6 million in one- to four-family residential loans. The decrease in loans held for sale was the result of a decline in mortgage banking production and the decision to allocate a larger portion of residential loan production to the Company’s own portfolio as a result of an increase in mortgage interest rates.

Loans Held for Sale. We are actively involved in the secondary mortgage market and sell a portion of our residential first mortgage loan production to investors. At June 30, 2022, loans held for sale totaled $9.7 million compared to $44.8 million at

December 31, 2021, and proceeds from sales of mortgage loans totaled $188.8 million in the six months ended June 30, 2022. Higher mortgage rates available during the first six months of 2022 negatively impacted loan refinancing activity, which comprised 60% of residential mortgage loan originations in the first six months of 2022, compared to 72% in the first six months of 2021.

Net Loans. Net loans increased $113.0 million to $657.6 million at June 30, 2022 from $544.6 million at December 31, 2021, primarily as a result of the origination of one- to four-family residential loans, home equity loans and lines of credit and commercial real estate loans. These increases were partially offset by decreases in commercial and industrial, construction and consumer loans, where loan repayments have not been offset by increased loan originations or purchases.

Investment Securities. Investment securities, all of which are classified as available for sale, decreased $4.5 million to $47.1 million at June 30, 2022 from $51.7 million at December 31, 2021, primarily due to principal payments on mortgage-backed securities and a decrease in the market value attributable to an increase in longer-term interest rates, partially offset by security purchases during the first six months of 2022. At June 30, 2022, investment securities and cash and cash equivalents, primary sources of on-balance sheet liquidity, totaled $62.0 million, or 8.0% of total assets.

Mortgage Servicing Rights. MSRs decreased $523,000 to $15.1 million at June 30, 2022 from $15.6 million at December 31, 2021. The principal reason for the decrease was amortization in excess of the pace of the origination of new MSRs, partially offset by a reversal of previous impairment charges of $421,000 recognized through a valuation allowance, reflecting the higher interest rate environment. At June 30, 2022, the Company serviced $1.92 billion of mortgage loans for others, a decrease of $0.6 billion from $1.98 billion at December 31, 2021. The average value of MSRs at June 30, 2022 stood at 79 basis points, unchanged from December 31, 2021.

Deposits. Deposits increased $3.2 million, or 0.5%, to $641.4 million at June 30, 2022 from $638.1 million at December 31, 2021. Interest-bearing brokered deposits, which management considers to be a source of wholesale funding, decreased by $2.8 million to $47.4 million at June 30, 2022, from $50.1 million at December 31, 2021.

FHLBB Advances. FHLBB advances, which consist of term and overnight advances, decreased by $17.1 million to $32.9 million at June 30, 2022, from $50.0 million at December 31, 2021. The Company’s deposit gathering activities have reduced the reliance on advances.

FHLBB advances, interest-bearing brokered deposits, listing and certain other deposits make up the Bank’s wholesale funding which management targets at a limit of 25% of total assets. At June 30, 2022, wholesale funding amounted to $132.7 million, or 17.1% of total assets.

Stockholders’ Equity. Stockholders’ equity decreased $11.6 million to $89.3 million at June 30, 2022 compared to $100.9 million at December 31, 2021. The decrease was mainly attributed to dividends of $11.3 million, other comprehensive losses of $2.7 million and share repurchases of $1.3 million, partially offset by proceeds from the exercises of stock options of $2.1 million, $1.1 million in ESOP shares committed to be released and net income of $13,000.

Comparison of Operating Results for the Three Months Ended June 30, 2022 and 2021

General. The Company recognized net income of $248,000, or $0.05 per diluted share, for the three months ended June 30, 2022 compared to net income of $1.6 million, or $0.31 per diluted share, for the three months ended June 30, 2021, a decrease of $1.3 million.

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

	For the Three Months Ended June 30,
	2022			2021
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate(7)	Balance	Paid	Rate(7)
Interest-earning assets:
Loans (1)	$634,021	$6,182	3.91%	$592,750	$5,505	3.73%
Investment securities (2) (3)	49,426	226	1.83%	55,376	230	1.67%
Interest-earning deposits	27,803	45	0.65%	43,888	8	0.07%
Total interest-earning assets	711,250	6,453	3.64%	692,014	5,743	3.33%
Noninterest-earning assets	41,971			40,257
Total assets	$753,221			$732,271
Interest-bearing liabilities:
Savings accounts	194,944	76	0.16%	192,434	89	0.19%
NOW accounts	52,890	49	0.37%	69,730	38	0.22%
Money market accounts	98,813	79	0.32%	72,469	43	0.24%
Term certificates	141,279	138	0.39%	104,604	175	0.67%
Total interest-bearing deposits	487,926	342	0.28%	439,237	345	0.32%
FHLBB and FRB advances	31,058	99	1.28%	51,502	198	1.54%
Total interest-bearing liabilities	518,984	441	0.34%	490,739	543	0.44%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	133,915			124,656
Other noninterest-bearing liabilities	10,642			13,606
Total liabilities	663,541			629,001
Total stockholders' equity	89,680			103,270
Total liabilities and stockholders' equity	$753,221			$732,271
Net interest income		$6,012			$5,200
Interest rate spread(4)			3.30%			2.89%
Net interest-earning assets(5)	$192,266			$201,275
Net interest margin(6)			3.39%			3.01%

Ratio of interest-earning assets to interest- bearing liabilities	137.05%			141.01%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available for sale, FHLBB stock and investment in a correspondent bank.
(3)	Includes tax equivalent adjustments for municipal securities, based on an effective tax rate of 21% of $1,000 and $1,000 for the three months ended June 30, 2022 and 2021, respectively.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2022
	Compared to
	Three Months Ended June 30, 2021
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$412	$265	$677
Investment securities	(24)	20	(4)
Interest-earning deposits	(2)	39	37
Total interest-earning assets	386	324	710
Interest-bearing liabilities:
Savings accounts	1	(14)	(13)
NOW accounts	(7)	18	11
Money market accounts	13	23	36
Term certificates	50	(87)	(37)
Total interest-bearing deposits	57	(60)	(3)
FHLBB and FRB advances	(69)	(30)	(99)
Total interest-bearing liabilities	(12)	(90)	(102)
Change in net interest income	$398	$414	$812

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $710,000, or 12.4%, to $6.5 million for the three months ended June 30, 2022 compared to $5.7 million for the three months ended June 30, 2021. The yield on interest-earning assets increased 31 basis points to 3.64% in the second quarter of 2022 from 3.33% in the same quarter of the prior year, due to a higher portion of loans and increasing earning-asset yields in a rising interest rate environment.

Interest Expense. Interest expense decreased $102,000, or 18.8%, to $441,000 for the three months ended June 30, 2022 compared to $543,000 for the three months ended June 30, 2021. This decrease was due to a in a 10 basis point decrease in the cost of interest-bearing liabilities to 0.34%. The decrease in cost of funds was principally due to the downward pricing of deposits and the change in composition of interest-bearing liabilities.

Net Interest Income. Net interest income, inclusive of tax equivalent adjustments on municipal securities, increased $812,000, or 15.6%, to $6.0 million for the three months ended June 30, 2022 compared to $5.2 million for the three months ended June 30, 2021. This increase resulted in a 38 basis point improvement in the net interest margin, to 3.39%, in the second quarter of 2022. The improvement in net interest margin was primarily the result of an increase in the rate earned on loans and increases in the average balance of loans.

Provision for Loan Losses. The Company recognized a provision for loan losses of $269,000 for the quarter ended June 30, 2022 compared to a credit of $27,000 in the prior year quarter. The provision in the second quarter of 2022 was driven by loan growth in one- to four-family residential real estate. The allowance for loan losses was 1.00% and 1.19% of gross loans at June 30, 2022 and June 30, 2021, respectively, and was 237.4% and 101.9% of non-performing assets at June 30, 2022 and June 30, 2021, respectively.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities decreased $5.3 million, or 91.6%, to $484,000 for the three months ended June 30, 2022 compared to $5.7 million for the three months ended June 30, 2021. Lower mortgage sales and margins earned on the sale of loans, and a decline in the fair value of loans held for sale during the second quarter of 2022 were responsible for the decline between the periods.

Other Non-interest Income. Other non-interest income was $1.3 million in the three months ended June 30, 2022 compared to other non-interest income of $1.1 million during the three months ended June 30, 2021. The $265,000 increase between periods was mainly attributed a $286,000 release to the valuation allowance of mortgage loan servicing rights during the three months ended June

30, 2022, compared to a $65,000 impairment charge to MSRs which was recognized in the quarter ended June 30, 2021 as loan prepayment speeds were adjusted to reflect changing interest rates.

Non-interest Expenses. Non-interest expenses decreased $3.1 million, or 29.6%, to $7.5 million for the three months ended June 30, 2022, from $10.6 million for the three months ended June 30, 2021.

Salaries and employee benefits decreased $2.9 million to $4.4 million in the second quarter of 2022 from $7.3 million in the second quarter of 2021. This decrease was primarily due to lower head count, commissions, incentives, overtime and temporary assistance associated with lower residential loan production during the second quarter of 2022.

Occupancy and equipment expenses decreased $62,000 in the quarter ended June 30, 2022 over the prior year period. This decrease was a result of the consolidation of administrative office space.

Other non-interest expenses comprising data processing, professional fees, marketing, FDIC insurance and other non-interest expenses decreased by $185,000 in the quarter ended June 30, 2022 compared to the prior year period as a result of a $197,000 decrease in the provision for unfunded commitments from the second quarter of 2021.

Income Tax Expense (Benefit). An income tax benefit of $165,000 for the three months ended June 30, 2022 incorporates a federal and state income tax provision, based on the projected effective tax rate for the year. The income tax benefit for the three months ended June 30, 2021 was $162,000, and consisted of a federal and state income tax provision, offset by the reversal of a valuation allowance on the Company’s charitable contribution carryforward during the quarter of $531,000.

Comparison of Operating Results for the Six Months Ended June 30, 2022 and 2021

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

	For the Six Months Ended June 30,
	2022			2021
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate(7)	Balance	Paid	Rate(7)
Interest-earning assets:
Loans (1)	$610,262	$11,649	3.85%	$593,382	$11,013	3.74%
Investment securities (2) (3)	51,168	447	1.76%	56,590	477	1.70%
Interest-earning deposits	67,613	87	0.26%	39,713	15	0.08%
Total interest-earning assets	729,043	12,183	3.37%	689,685	11,505	3.36%
Noninterest-earning assets	41,958			41,146
Total assets	$771,001			$730,831
Interest-bearing liabilities:
Savings accounts	194,535	148	0.15%	191,379	187	0.20%
NOW accounts	57,439	92	0.32%	69,621	86	0.25%
Money market accounts	96,009	115	0.24%	74,222	97	0.26%
Term certificates	142,294	302	0.43%	100,812	413	0.83%
Total interest-bearing deposits	490,277	657	0.27%	436,034	783	0.36%
FHLBB and FRB advances	39,648	246	1.25%	61,126	430	1.42%
Total interest-bearing liabilities	529,925	903	0.34%	497,160	1,213	0.49%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	137,167			115,841
Other noninterest-bearing liabilities	11,098			14,486
Total liabilities	678,190			627,487
Total stockholders' equity	92,811			103,344
Total liabilities and stockholders' equity	$771,001			$730,831
Net interest income		$11,280			$10,292
Interest rate spread(4)			3.03%			2.87%
Net interest-earning assets(5)	$199,118			$192,525
Net interest margin(6)			3.12%			3.01%

Ratio of interest-earning assets to interest- bearing liabilities	137.57%			138.72%

(1)	Includes nonaccruing loan balances and interest received on such loans as well as loans held for sale.
(2)	Includes carrying value of securities classified as available for sale, FHLBB stock and investment in a correspondent bank.
(3)	Includes tax equivalent adjustments for municipal securities, based on an effective tax rate of 21% of $2,000 and $2,000 for the six months ended June 30, 2022 and 2021, respectively.
(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Six Months Ended June 30, 2022
	Compared to
	Six Months Ended June 30, 2021
	Increase (Decrease)		Total
	Due to Changes in		Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$393	$243	$636
Investment securities	(45)	15	(30)
Interest-earning deposits	5	67	72
Total interest-earning assets	353	325	678
Interest-bearing liabilities:
Savings accounts	3	(42)	(39)
NOW accounts	(13)	19	6
Money market accounts	26	(8)	18
Term certificates	132	(243)	(111)
Total interest-bearing deposits	148	(274)	(126)
FHLBB and FRB advances	(138)	(46)	(184)
Total interest-bearing liabilities	10	(320)	(310)
Change in net interest income	$343	$645	$988

Interest and Dividend Income. Interest and dividend income, inclusive of tax equivalent adjustments on municipal securities, increased $678,000, or 5.9%, to $12.2 million for the six months ended June 30, 2022 compared to $11.5 million for the six months ended June 30, 2021. The yield on interest-earning assets increased 1 basis point to 3.37% in the first six months of 2022 from 3.36% in the first six months of the prior year, and average interest-earning assets increased between periods by $39.4 million, or 5.7%, as the Company increased lending and continued to leverage its capital base.

Interest Expense. Interest expense decreased $310,000, or 25.6%, to $903,000 for the six months ended June 30, 2022 compared to $1.2 million for the six months ended June 30, 2021. This decrease resulted from a 15 basis point decrease in the cost of funds to 0.34%. The decrease in cost of funds was principally due to a decline in deposit costs and in the volume and cost of advances.

Net Interest Income. Net interest income, inclusive of tax equivalent adjustments on municipal securities, increased $988,000, or 9.6%, to $11.3 million for the six months ended June 30, 2022 compared to $10.3 million for the six months ended June 30, 2021. This improvement resulted principally from loan growth and improved interest rate spread mainly reflecting higher loan yields and decreased wholesale funding cost. The net interest margin increased 11 basis points to 3.12% in the first six months of 2022 from 3.01% in the first six months of 2021.

Provision for Loan Losses. The Company recognized a provision for loan losses of $340,000 for the six months ended June 30, 2022, compared to a credit for loan losses of $240,000 in the prior year period due to loan growth.

Net Gain on Loan Origination and Sale Activities. The net gain on loan origination and sale activities decreased $15.0 million, or 89.6%, to $1.7 million for the six months ended June 30, 2022 compared to $16.7 million for the six months ended June 30, 2021. The lower mortgage origination and sale levels and compressed margins on the sale of loans were due to the rising interest rate environment.

Other Non-interest Income. Other non-interest income was $2.3 million in the six months ended June 30, 2022, compared to other non-interest income of $2.5 million during the six months ended June 30, 2021. The $237,000 decrease between periods was mainly attributed to a decrease in mortgage loan servicing fees of $303,000, as the Company recognized newly incurred sub-servicing costs in mortgage servicing fees during the six months ended June 30, 2022.

Non-interest Expenses. Non-interest expenses decreased $6.4 million, or 28.3%, to $16.2 million for the six months ended June 30, 2022, from $22.6 million for the six months ended June 30, 2021. Non-interest expenses in the first six months of 2022 included $240,000 in accrued severance expenses, $290,000 in a credit for the reversal of a cease use liability and $945,000 of merger expenses. Non-interest expenses in the first six months of 2021 included $254,000 in accrued severance expenses and $71,000 of outsourcing expenses related to the Company’s outsourcing of its residential loans servicing function.

Salaries and employee benefits decreased $6.2 million to $9.6 million in the first six months of 2022 from $15.7 million in the first six months of 2021. The decrease from the prior year period was primarily due to lower head count, commissions, incentives, overtime and temporary assistance associated with lower residential loan production during the first half of 2022.

Occupancy and equipment expenses decreased $441,000, or 32.3%, to $924,000 in the first six months of 2022 compared to $1.4 million in the first six months of 2021. This decrease was driven by a $290,000 reversal of a cease use liability and decreases in the Company’s operating footprint.

Other non-interest expenses comprising data processing, professional fees, marketing, FDIC insurance and other non-interest expenses increased by $232,000 in the six months ended June 30, 2022 versus the prior year period primarily as a result of $945,000 in merger expenses, partially offset by a decrease in residential mortgage loan origination expenses.

Income Tax Expense (Benefit). An income tax benefit of $1.2 million for the six months ended June 30, 2022 consisted of a federal and state income tax provision, which was based on the projected effective tax rate for the year.

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

Comparison of Segment Results for the Three Months Ended June 30, 2022 and 2021

The following table presents a comparison of the results of operations for each segment before incomes taxes and elimination of inter-segment profit, and the changes in those results, for the three months ended June 30, 2022 and 2021.

	Envision Bank				Envision Mortgage
	Three Months Ended June 30,		Increase (Decrease)		Three Months Ended June 30,		Increase (Decrease)
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
	(in thousands)
Net interest income	$5,741	$4,535	$1,206	26.6%	$270	$664	$(394)	-59.3%
Provision (credit) for loan losses	269	(27)	296	1,096.3	—	—	—	—
Net interest income after provision (credit) for loan losses	5,472	4,562	910	19.9	270	664	(394)	(59.3)

Non-interest income:
Customer service fees	365	393	(28)	(7.1)	7	26	(19)	(73.1)
Gain on loan origination and sale activities, net (1)	—	—	—	—	1,920	6,558	(4,638)	(70.7)
Mortgage servicing fees, net	(240)	(94)	(146)	(155.3)	749	475	274	57.7
Other	369	158	211	133.5	91	118	(27)	(22.9)
Total non-interest income	494	457	37	8.1	2,767	7,177	(4,410)	(61.4)

Non-interest expenses:
Salaries and employee benefits	1,831	1,746	85	4.9	2,583	5,564	(2,981)	(53.6)
Occupancy and equipment	447	407	40	9.8	112	214	(102)	(47.7)
Other non-interest expenses	1,357	1,265	92	7.3	1,154	1,431	(277)	(19.4)
Total non-interest expenses	3,635	3,418	217	6.3	3,849	7,209	(3,360)	(46.6)
Income (loss) before income taxes and elimination of inter-segment profit	$2,331	$1,601	$730	45.6%	$(812)	$632	$(1,444)	(228.5)%

Total Assets at June 30, 2022	$718,602				$56,151
Total Assets at December 31, 2021	708,631				94,647
Increase (decrease)	$9,971				$(38,496)

(1)	Before elimination of inter-segment profit.

Envision Bank Segment

The Envision Bank segment had income before income taxes and elimination of inter-segment profit of $2.3 million for the three months ended June 30, 2022 compared to $1.6 million for the three months ended June 30, 2021. The increase in operating results between periods of $730,000 was driven by a number of factors as explained below.

Net interest income increased $1.2 million, or 26.6%, primarily as a result of loan growth and an increase in asset yields, as well as a decrease in deposit costs. The Company recognized a provision for loan losses of $269,000 for the quarter ended June 30, 2022 compared to a credit of $27,000 in the prior year quarter.

Non-interest income increased by $37,000 between periods, driven by an increase in other fees primarily related to commercial loan customers, partially offset by greater imputed servicing costs on residential loans in portfolio.

Non-interest expense increased by $217,000 in the quarter ended June 30, 2022 as compared to the prior year period as a result of a combination of factors. Salaries and employee benefits increased by $85,000, or 4.9%, between periods as a result normal pay increases. Occupancy and equipment expenses increased $40,000 in the quarter ended June 30, 2022 over the prior year period, partly as a result of depreciation of office improvements to the Company’s main bank branch. Other non-interest expenses increased by $92,000 between periods, due to a $357,000 in merger expenses during three months ended June 30, 2022.

Total assets attributable to the Envision Bank segment increased $10.0 million, or 1.4%, to $718.6 million at June 30, 2022 from $708.6 million at December 31, 2021. This increase was principally due to loan growth.

Envision Mortgage Segment

The Envision Mortgage segment had a loss before income taxes and elimination of inter-segment profit of $812,000 for the three months ended June 30, 2022 compared to income before income taxes and elimination of inter-segment profit of $632,000 for the three months ended June 30, 2021. The decline of $1.4 million in operating results occurred as a result of a decrease of $4.6 million, or 70.7%, in net gains on loan origination and sale activities.

The net gain on loan origination and sale activities, the principal source of revenue for Envision Mortgage, decreased $4.6 million to $1.9 million in the second quarter of 2022 from $6.6 million in the second quarter of 2021, driven by lower mortgage loan refinancing in a rising rate environment and lower sale margins in the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Net interest income decreased $394,000, or 59.3%, to $270,000 in the second quarter of 2022 compared to $664,000 in the second quarter of 2021. This was primarily due to a decrease in the volume of loans held for sale, partially offset by an increase in the average rate earned on loans held for sale and residential construction loans in the 2022 period.

Mortgage servicing fee income increased $274,000 between periods largely due to a $286,000 release of prior impairment charges in the valuation allowance for MSRs in the 2022 period due to an increase in interest rates and a slowing of mortgage prepayments, versus an impairment charge of $65,000 in the 2021 period.

Non-interest expenses of Envision Mortgage decreased $3.4 million, or 46.6%, to $3.8 million in the second quarter of 2022 from $7.2 million in the second quarter of 2021. This decrease was primarily due to a decrease of $3.0 million, or 53.6%, in salaries and employee benefits, largely related to decreased loan production volume and head count.

The decrease of $102,000 in occupancy and equipment costs in the second quarter of 2022 compared to the prior year period was related to mortgage office closures that took place in early 2022.

Other non-interest expenses decreased $277,000 or 19.4% from the prior year period, as loan origination expenses decreased with a decline in mortgage loan production during the three months ended June 30, 2022.

Total assets attributable to the Envision Mortgage segment were $56.2 million at June 30, 2022, compared to $94.6 million at December 31, 2021.

Comparison of Segment Results for the Six Months Ended June 30, 2022 and 2021

The following table presents a comparison of the results of operations for each segment before incomes taxes and elimination of inter-segment profit, and the changes in those results, for the six months ended June 30, 2022 and 2021.

	Envision Bank				Envision Mortgage
	Six Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
	(in thousands)
Net interest income	$10,751	$8,736	$2,015	23.1%	$527	$1,554	$(1,027)	-66.1%
Provision (credit) for loan losses	340	(240)	580	241.7	—	—	—	—
Net interest income after provision (credit) for loan losses	10,411	8,976	1,435	16.0	527	1,554	(1,027)	(66.1)

Non-interest income:
Customer service fees	720	733	(13)	(1.8)	17	53	(36)	(67.9)
Gain on loan origination and sale activities, net (1)	—	—	—	—	3,911	18,232	(14,321)	(78.5)
Mortgage servicing fees, net	(445)	(189)	(256)	(135.4)	1,302	1,349	(47)	(3.5)
Other	468	309	159	51.5	207	251	(44)	(17.5)
Total non-interest income	743	853	(110)	(12.9)	5,437	19,885	(14,448)	(72.7)

Non-interest expenses:
Salaries and employee benefits	3,766	3,548	218	6.1	5,802	12,199	(6,397)	(52.4)
Occupancy and equipment	959	851	108	12.7	(35)	514	(549)	(106.8)
Other non-interest expenses	3,268	2,349	919	39.1	2,430	3,117	(687)	(22.0)
Total non-interest expenses	7,993	6,748	1,245	18.4	8,197	15,830	(7,633)	(48.2)
Income (loss) before income taxes and elimination of inter-segment profit	$3,161	$3,081	$80	2.6%	$(2,233)	$5,609	$(7,842)	(139.8)%

(1)	Before elimination of inter-segment profit.

Envision Bank Segment

The Envision Bank segment had income before income taxes and elimination of inter-segment profit of $3.2 million for the six months ended June 30, 2022 compared to $3.1 million for the six months ended June 30, 2021. The increase in operating results between periods of $80,000 was driven by a number of factors as explained below.

Net interest income increased by $2.0 million, or 23.1%, as a result of increases in the balance and yield earned on interest-earning assets and a decline in the cost of funds. The Company recognized a provision for loan losses of $340,000 for the six months ended June 30, 2022 compared to a credit for loan losses of $240,000 in the prior year period.

Non-interest income decreased between periods by $110,000, driven by higher costs paid to Envision Mortgage for the servicing of loans in the six months ended June 30, 2022.

Non-interest expense increased by $1.2 million in the six months ended June 30, 2022 as compared to the prior year period, primarily driven by merger expenses of $945,000 as well as normal pay increases for salaries and employee benefits expenses in the six months ended June 30, 2021.

Envision Mortgage Segment

The Envision Mortgage segment had a loss before income taxes and elimination of inter-segment profit of $2.2 million for the six months ended June 30, 2022 compared to income of $5.6 million for the six months ended June 30, 2021. The decline of $7.8 million in operating results occurred as a result of a decrease of $14.3 million, or 78.5%, in net gains on loan origination and sale activities.

The decline in net gain on loan origination and sale activities, the principal source of revenue for Envision Mortgage, was driven by lower origination levels as mortgage banking activity has decreased substantially from the prior year period as a result of an increase in interest rates.

Net interest income decreased $1.0 million, or 66.1%, to $527,000 in the first six months of 2022 compared to $1.6 million in the first six months of 2021. This was primarily due to a decrease in the average balance of loans held for sale in the 2022 period.

Mortgage servicing fee income decreased $47,000 between periods largely due to the incurring of sub-servicer expenses during the first six months of 2022, as compared to the prior year period, where loan servicing expenses were recorded in non-interest expense.

Non-interest expenses of Envision Mortgage decreased $7.6 million, or 48.2%, to $8.2 million in the second quarter of 2022 from $15.8 million in the second quarter of 2021. This decrease was primarily due to a decrease of $6.4 million, or 52.4%, in salaries and employee benefits, and a decrease of $687,000, or 22.0% in other non-interest expenses largely related to decreased closed loan production volume.

The decrease of $549,000 in occupancy and equipment costs in the first six months of 2022 compared to the prior year period was related to mortgage office closures that occurred throughout 2021, in addition to a $290,000 reversal of a cease use liability during the six months ended June 30, 2022.

Asset Quality

Nonperforming Assets. The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated.

	June 30, 2022	December 31, 2021
Nonaccrual loans:	(In thousands)
Real estate loans:
One- to four-family residential	$2,300	$2,133
Home equity loans and lines of credit	481	491
Total nonaccrual loans	2,781	2,624
Other real estate owned	—	—
Total nonperforming assets	$2,781	$2,624
Performing troubled debt restructurings	1,207	1,200
Total nonperforming assets and performing troubled debt restructurings	$3,988	$3,824

Total nonperforming loans to total loans(1)	0.42%	0.48%
Total nonperforming assets to total assets	0.36%	0.33%
Total nonperforming assets and performing troubled debt restructurings to total assets	0.51%	0.48%

(1)	Total loans exclude loans held for sale but include net deferred loan costs and fees.

Interest income that would have been recorded for the six months ended June 30, 2022 had nonaccruing loans been current according to their original terms amounted to $96,000. Income related to nonaccrual loans included in interest income for the six months ended June 30, 2022 amounted to $189,000.

Classified Loans.  The following table shows the aggregate amounts of our regulatory classified loans at the dates indicated.

	June 30, 2022	December 31, 2021
	(In thousands)
Classified assets:
Substandard	$5,586	$5,783
Doubtful	—	—
Loss	—	—
Total classified assets	$5,586	$5,783
Special mention	$8,908	$11,075

Assets that do not expose the Company to risk sufficient to warrant classified loan status, but which possess potential weaknesses that deserve close attention, are designated as special mention. As of June 30, 2022, there were $8.9 million of assets designated as special mention compared to $11.1 million at December 31, 2021.

Allowance for Loan Losses. The following table sets forth the breakdown for loan losses by loan category at the dates indicated.

	June 30, 2022			December 31, 2021
		% of Allowance	% of Loans		% of Allowance	% of Loans
		Amount to Total	in Category		Amount to Total	in Category
(Dollars in thousands)	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
Real estate loans:
One- to four-family residential	$1,590	24.08%	53.54%	$1,093	17.38%	42.99%
Commercial	3,224	48.83%	28.56%	3,451	54.87%	35.91%
Home equity loans and lines of credit	511	7.74%	9.84%	462	7.35%	10.42%
Construction	727	11.01%	5.11%	697	11.08%	6.18%
Commercial and industrial loans	475	7.19%	1.99%	499	7.93%	3.14%
Consumer loans	75	1.15%	0.96%	87	1.39%	1.36%
Total	$6,602	100.00%	100.00%	$6,289	100.00%	100.00%

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Allowance at beginning of period	$6,289	$6,784
Provision (credit) for loan losses	340	(240)
Charge offs:
Consumer	(30)	(26)
Total charge-offs	(30)	(26)
Recoveries:
One- to four-family residential	2	3
Commercial and industrial	—	2
Consumer	1	-
Total recoveries	3	5
Net charge-offs	(27)	(21)
Allowance at end of period	$6,602	$6,523
Total loans outstanding(1)	$664,220	$547,183
Average loans outstanding	$610,262	$593,382
Allowance for loan losses as a percent of total loans outstanding(1)	0.99%	1.19%
Net loans charged off as a percent of average loans outstanding(2)	0.01%	0.01%
Allowance for loan losses to nonperforming loans	237.40%	101.89%

(1)	Total loans exclude loans held for sale but include net deferred loan costs and fees.
(2)	Annualized.

Liquidity and Capital Resources

At June 30, 2022, we had $32.9 million of FHLBB advances outstanding. At that date, we had the ability to borrow up to an additional $100.5 million from the FHLBB, $4.2 million and $2.0 million under available lines of credit from the FHLB Federal Reserve Bank of Boston, respectively, and $12.5 million under an unsecured line of credit with a correspondent bank.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2022, cash and cash equivalents totaled $14.9 million.

Financing activities consist primarily of activity in deposit accounts and borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Deposits increased $3.2 million, or 0.5%, to $641.4 million at June 30, 2022 from $638.1 million at December 31, 2021. During this period, interest-bearing brokered deposits, which management considers to be a source of wholesale funding and an alternative to FHLBB advances, decreased $2.8 million. FHLBB advances decreased $17.1 million to $32.9 million at June 30, 2022 from $50.0 million at December 31, 2021.

Interest-bearing brokered deposits, FHLBB advances and listing service deposits make up the Bank’s wholesale funding which management targets at a limit of 25% of assets. At June 30, 2022, wholesale funding amounted to $132.7 million, or 17.1% of total assets.

At June 30, 2022, we had $85.7 million in loan commitments outstanding, including $10.9 million related to loans to be sold in the secondary mortgage market and to other financial institutions. In addition to commitments to originate loans, we had $71.6 million in unused lines of credit and letters of credit and $13.1 million in undisbursed construction loans to borrowers. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2022 totaled $101.6 million, including $24.3 million of brokered certificates of deposit. Management expects, based on historical experience, that a substantial portion of the maturing non-brokered certificates of deposit will be renewed.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. At June 30, 2022, the Bank’s Tier 1 capital to average assets ratio was 11.1%. The Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines as of June 30, 2022.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to disclose quantitative and qualitative information about market risk as it qualifies as a smaller reporting company.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any material pending litigation.

Item 1A. Risk Factors.

Please read “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2021 (the “10-K”) and the Quarterly Report on Form 10-Q for the quarter ended on March 31, 2022 (the “10-Q). There have been no material changes since the 10-K and 10-Q were filed.

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

101

Inline XBRL Instance Document - The following materials from Randolph Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2022 and 2021 and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Randolph Bancorp, Inc.

Date: August 4, 2022	By:	/s/ William M. Parent
William M. Parent
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Lauren B. Messmore
Lauren B. Messmore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)